Form 10-Q
period 1998-03-31
DOUBLECLICK INC
filed 1998-04-30
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

    For the transition period from____________________to ____________________
                             Commission file number


                                DOUBLECLICK INC.

             (Exact Name of Registrant as Specified in its Charter)

    DELAWARE                         7319                      13-3870996
   (State of             (Primary Standard Industrial        I.R.S. Employer
 Incorporation)              Classification Code)         Identification Number)

                         41 MADISON AVENUE, 32ND FLOOR
                            NEW YORK, NEW YORK 10010
                                 (212) 683-0001
               (Address, Including Zip Code, and Telephone Number,
        Including Area Code, of Registrant's Principal Executive Offices)


                                KEVIN J. O'CONNOR
                             CHIEF EXECUTIVE OFFICER
                                DOUBLECLICK INC.
                          41 MADISON AVENUE, 32ND FLOOR
                            NEW YORK, NEW YORK 10010
                                 (212) 683-0001
            (Name, Address, Including Zip Code, and Telephone Number,
                   Including Area Code, of Agent for Service)


Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X   No


As of March 31, 1998, there were 16,414,156 shares of the registrant's common stock outstanding.

                                                                    PAGE NUMBER
PART I   FINANCIAL INFORMATION

ITEM 1:  Consolidated Financial Statements:

            Consolidated  Balance  Sheet as of  December  31, 1997 and
               March 31, 1998 (unaudited with respect to March 31, 1998)  3

            Unaudited Consolidated Statement of Operations for the
               three months ended March 31, 1997 and 1998                 4

            Unaudited Consolidated Statement of Cash Flows for the
               three months ended March 31, 1997 and 1998                 5

            Notes to Unaudited Consolidated Financial Statements          6

ITEM 2:     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  8


PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings                                            18

ITEM 2:     Changes in Securities and Use of Proceeds                    18

ITEM 3:     Defaults Upon Senior Securities                              18

ITEM 4:     Submission of Matters to a Vote of Security Holders          18

ITEM 5:     Other Information                                            18

ITEM 6:     Exhibits and Reports on Form 8-K                             18

ITEM 7:     Signatures                                                   19




                                DOUBLECLICK INC.

                           CONSOLIDATED BALANCE SHEET
                   (Unaudited with respect to March 31, 1998)

                                                                    December 31,         March 31,
                                                                        1997               1998
                                                                        ----               ----
                                   ASSETS

Current assets:
Cash and cash equivalents ...........................................$ 2,671,845      $ 62,047,845
Short-term investments ..............................................  5,874,229         2,332,399
Accounts receivable, less allowance for doubtful accounts of
   $712,075 at December 31, 1997 and $798,437 at
   March 31, 1998 ................................................... 10,489,256        15,536,166
Prepaid expenses and other current assets ...........................    355,841           468,400
                                                                        --------          --------
     Total current assets ........................................... 19,391,171        80,384,810

Property and equipment, net .........................................  1,997,326         4,523,511
Investments, at cost ................................................    254,926           254,926
Other assets ........................................................     98,574           110,522
                                                                         -------           -------
     Total assets ..................................................$ 21,741,997      $ 85,273,769
                                                                    -------------     ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ....................................................$ 8,142,429       $ 9,809,014
Accrued expenses ....................................................  3,408,542         5,623,293
Deferred revenues ...................................................     91,061         1,009,217
Deferred license and service fees ...................................    237,500           443,742
                                                                        --------           -------
     Total current liabilities ...................................... 11,879,532        16,885,266

Deferred license and service fees ...................................    462,500           494,265
Capital lease obligations ...........................................          -           227,895

Stockholders' equity:
Convertible preferred stock, par value $0.001; 40,000 shares
   authorized; issued and outstanding 40,000 at December 31, 1997 ...         40                 -
Common stock, par value $0.001; 40,000,000 shares authorized;
   issued and outstanding 6,118,972 at December 31, 1997;
   16,414,156 at March 31, 1998 .....................................      6,119            16,414
Additional paid-in capital .......................................... 46,996,328       109,503,361
Cumulative translation adjustment                                         (1,271)          (23,376)
Deferred compensation ............................................... (1,056,773)         (852,483)
Unrealized loss on marketable securities                                       -            (5,842)
Accumulated deficit .................................................(36,544,478)      (40,971,731)
                                                                     ------------      ------------
     Total stockholders' equity .....................................  9,399,965        67,666,343
                                                                       ----------       ----------
     Total liabilities and stockholders' equity ....................$ 21,741,997      $ 85,273,769
                                                                    =============     ============


        The accompanying notes are an integral part of these consolidated financial statements


                                DOUBLECLICK INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS




                                                  Three Months Ended
                                      ------------------------------------------
                                      March 31, 1997              March 31, 1998
                                      --------------              --------------

Revenues ............................... $ 5,329,369              $ 13,003,544
Cost of revenues .......................   3,394,396                 8,844,583
                                           ----------                ---------
   Gross profit ........................   1,934,973                 4,158,961
                                           ----------                ---------

Operating expenses
   Sales and marketing .................   2,120,085                 5,624,029
   General and administrative ..........     752,423                 2,348,602
   Product development .................     232,553                 1,025,509
                                             --------                ---------
     Total operating expenses ..........   3,105,061                 8,998,140
                                           ----------                ---------

Loss from operations ...................  (1,170,088)               (4,839,179)

Interest income ........................           -                   428,045
Interest expense .......................     (72,339)                  (16,119)
                                             --------                  --------

Net loss ...............................$ (1,242,427)             $ (4,427,253)
                                        =============             =============

Basic net loss per share ...............     $ (0.14)                  $ (0.42)
                                             --------                  --------
Pro forma basic net loss per share .....     $ (0.11)                  $ (0.31)
                                             --------                  --------

Weighted average shares used in basic net
   loss per share calculation ..........    9,059,120                10,582,602
                                           ----------                ----------
Weighted average shares used in pro forma
   basic net loss per share calculation..  11,397,417                14,115,448
                                          -----------                ----------


The accompanying notes are an integral part of these consolidated financial statements


                                DOUBLECLICK INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        Three Months Ended
                                                                 ----------------------------------
                                                                 March 31, 1997      March 31, 1998
                                                                 --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................................$ (1,242,427)      $ (4,427,253)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization ..............................      47,540            204,580
     Amortization of deferred compensation expense ..............           -            204,290
     Provision for bad debt debts ...............................      75,000             86,362
     Changes in operating assets and liabilities:
       Accounts receivables .....................................    (661,361)        (5,133,272)
       Prepaid expenses and other current assets ................      (1,466)          (124,507)
       Accounts payable .........................................     618,845          1,666,585
       Accrued expenses .........................................    (394,573)         2,214,751
       Deferred revenues ........................................     (95,041)         1,156,163
                                                                      --------         ---------
          Net cash used in operating activities .................  (1,653,483)        (4,152,301)
                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales and maturities of short-term investments ...............           -          3,535,987
   Purchases of property and equipment ..........................    (512,841)        (2,730,765)
                                                                     ---------        -----------
          Net cash (used in) provided by investing activities ...    (512,841)           805,222
                                                                     ---------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from initial public offering, net ...................           -         62,505,885
   Proceeds from exercise of common stock options ...............           -             11,404
   Capital lease obligations ....................................           -            227,895
   Advances from related party ..................................   2,182,244                 -
                                                                    ----------                -
          Net cash provided by financing activities .............   2,182,244         62,745,184
                                                                    ----------        ----------

Effect of cumulative translation adjustment .....................          -             (22,105)
                                                                           --            --------

Net increase in cash and cash equivalents .......................      15,920         59,376,000
Cash and cash equivalents at beginning of period ................          -           2,671,845
                                                                           --          ---------

Cash and cash equivalents at end of period ......................    $ 15,920       $ 62,047,845
                                                                     =========      ============


      The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--SUMMARY OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF OPERATIONS

    DoubleClick Inc. (together with its subsidiaries, the "Company") is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers. The Company's DART technology and media expertise enable it to dynamically deliver highly targeted, measurable and cost-effective Internet advertising for advertisers, increase ad sales and improve ad space inventory management for Web publishers. The Company was organized as a Delaware corporation on January 23, 1996 and commenced operations on that date.

    Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts, and the acceptance of the Company's solutions by the marketplace.

BASIS OF PRESENTATION

    The unaudited consolidated financial statements included herein include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in less than 20% owned business partners, for whom the Company does not have the ability to exercise significant influence and there is not a readily determinable market value, are accounted for using the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared.

    The consolidated balance sheet as of March 31, 1998, and the consolidated statement of operations and cash flows for the three months ended March 31, 1997 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

    These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as included in the Company's Registration Statements on Form S-1 filed with the Securities and Exchange Commission on December 16, 1997, as amended with the Securities and Exchange Commission through February 19, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 1998.

MANAGEMENT'S USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

MARKETABLE SECURITIES

    The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classifies its short-term investments as available-for-sale. Accordingly, these investments, primarily corporate bonds with maturities ranging from four to eight months, are carried at fair value. Changes in market values are reflected as unrealized gains or losses, calculated on the specific identification method, and reported as a net amount in a separate component of stockholders' equity.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments and trade receivables.

    The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No single customer represented more than 10% of revenues for the three months ended March 31, 1998. Revenues derived from customers outside the United States have not been material. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term investments. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing in money market funds, short term commercial paper, and A1 rated corporate bonds with an average days to maturity of 16 days as of March 31, 1998.

PRO-FORMA NET LOSS PER SHARE

    Pro-forma basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock and the shares resulting from the assumed conversion of all outstanding convertible preferred stock as though such conversion occurred at the beginning of the period, less shares assumed to have been redeemed in connection with the Company recapitalization of the Company in June 1997, as though such recapitalization also occurred at the beginning of the period. Options to purchase shares of common stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company anticipates that implementing the provisions of Statement 130 will not have a significant impact on the Company's existing disclosures.

    In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company anticipates that implementing the provisions of Statement 131 will not have a significant impact on the Company's existing disclosures.

NOTE 2--STOCKHOLDERS' EQUITY

    In February 1998, the Company completed an initial public offering of 4,025,000 shares of the Company's Common stock. Proceeds to the Company from this initial public offering totaled approximately $62.5 million net of offering costs of $1.1 million. Upon the closing of the initial public offering, the Company's convertible preferred stock converted into 6,234,434 shares of Common stock. There were 35,750 shares of stock options exercised during the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS


    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT.

OVERVIEW

    DoubleClick is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers. The Company offers three distinct Internet advertising solutions: (i) the DoubleClick Network, launched in March 1996; (ii) DoubleClick's DART Service, marketed to Web publishers since January 1997; and (iii) DoubleClick Direct, an Internet-based direct marketing solution introduced on a limited basis in September 1997. DoubleClick's proprietary DART technology, which dynamically matches and delivers ads to a target audience within milliseconds, is the platform for all of the Company's solutions.

     The Company was formed in January 1996 by Kevin J. O'Connor, the Company's Chief Executive Officer, Dwight A. Merriman, the Company's Chief Technical Officer, and the DoubleClick Division of Poppe Tyson, a subsidiary of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("Poppe Tyson"). The Company has grown from 13 employees as of March 31, 1996 to 248 employees as of March 31, 1998.

     The Company has derived substantially all of its revenues from the DoubleClick Network. The Company offers advertising on the DoubleClick Network to third party advertisers with pricing determined on a CPM (cost per thousand ads delivered) basis. Discounts are offered based on a variety of factors, including the duration and gross dollar amount of advertising campaigns. Advertisements delivered by the Company are typically sold pursuant to purchase order agreements, which are subject to cancellation. The Company's revenues are received from the advertiser that orders the ad, and the Company pays the Web publisher on whose Web site such advertisement is delivered a service fee calculated as a percentage of such revenues, which amount is included in cost of revenues. The Company is responsible for billing and collecting for ads delivered on the DoubleClick Network and typically assumes the risk of non-payment from advertisers. In addition, the Company earns service fees for providing the DART Service to Web publishers. DoubleClick Direct advertising is priced on a "cost-per-click", "cost-per-lead" and "cost-per-sale or download" basis.

    Advertising revenues are recognized in the period that the advertisement is delivered, provided that no significant obligations remain and collection of the resulting receivable is probable. The Company also sells sponsorship advertising, which involves a greater degree of integration among the Company, the advertiser and the Web sites on the DoubleClick Network. These sponsorships are typically priced based on the length of time that the sponsorship runs, rather than a CPM basis. Revenues relating to sponsorship advertising are recognized ratably over the sponsorship period.

    The Company expects that revenues generated from the DoubleClick Network will continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company typically enters into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. The failure to successfully market the DoubleClick Network, the loss of one or more of the Web sites which account for a significant portion of the Company's revenues from the DoubleClick Network, or any reduction in traffic on such Web sites could have a material adverse effect on the Company's business, results of operations and financial condition.

    In December 1996, the Company entered into an agreement with Digital Equipment Corporation to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. The agreement was amended on January 7, 1998 to extend the term through December 1999 and to provide that the agreement survives a change of control of AltaVista or Digital Equipment Corporation, although, notwithstanding either such provision, either party may terminate the agreement upon 90 days' prior written notice. DoubleClick pays AltaVista a service fee calculated as a percentage of the revenues derived from delivery of advertisements on the AltaVista Web site. Revenues from advertisements delivered on the AltaVista Web site were $6.6 million, or 50.9% of the Company's revenues for the three months ended March 31, 1998. No other web site or publisher accounted for more than 10% of the Company's revenue for the three months ended March 31, 1998.

    In February 1998, the Company sold 4,025,000 shares of the Company's Common Stock at a price of $17.00 per share through an initial public offering. Net proceeds from this offering totaled approximately $62.5 million. With the proceeds, the Company plans to enhance and expand the DoubleClick Network, expand sales and marketing, establish and enhance DART service and DoubleClick Direct, and expand internationally.

    The Company has incurred significant losses since its inception, and as of March 31, 1998 had an accumulated deficit of $41.0 million, of which $16.0 million related to cumulative losses and $25.0 million related to the redemption of shares of Common Stock from certain stockholders in connection with the recapitalization of the Company that occurred simultaneously with the completion of a private placement of the Company's securities in June 1997. In addition, the Company has recorded deferred compensation of $1.5 million, which represents the difference between the exercise price and the fair market value of the Company's Common Stock issuable upon the exercise of certain stock options granted to employees. Of the total deferred compensation amount, $0.6 million has been amortized as of March 31, 1998. The remaining deferred compensation amount will be amortized over the remaining vesting periods of the related options. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. The Company currently expects to significantly increase its operating expenses in order to expand its sales and marketing operations, to continue to expand internationally, to upgrade and enhance its DART technology and to market and support its solutions. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.

    REVENUES

    Revenues increased from $5.3 million for the three months ended March 31, 1997 to $13.0 million for the three months ended March 31, 1998, or an increase of 144.0%. The increase in revenues was due primarily to an increase in the number of advertisers and ads delivered on the DoubleClick Network, including ads delivered on or through the AltaVista Web site. Revenues earned from advertisements delivered on the AltaVista Web site were $6.6 million, or 50.9% of revenues for the three months ended March 31, 1998, compared to $1.9 million, or 36.4% of revenues for the three months ended March 31, 1997. AltaVista is a significant part of the DoubleClick Network and is expected to continue to account for a significant portion of the Company's revenues for the next few years. No other Web site accounted for more than 10.0% of revenues for the three months ended March 31, 1998, and no one advertiser accounted for 10.0% of revenues during the same period. To date, the Company has not derived significant revenues from its DART Service, DoubleClick Direct or international operations.

    COST OF REVENUES

    Cost of revenues consists primarily of service fees paid to Web publishers for ads delivered to the Web sites on the DoubleClick Network. Cost of revenues also includes other costs of delivering advertisements, including depreciation of the ad delivery system and Internet access costs. Gross margins were 36.3% and 32.0% for the three months ended March 31, 1997 and 1998, respectively. Gross margins decreased for the three months ended March 31, 1998 due to the shift in the Company's revenue mix away from the sale of advertisements on a commission basis. The Company anticipates that its service fees, depreciation of the ad delivery system and Internet access costs will continue to increase in absolute dollars with the increase in revenue and ad volume. To the extent revenues from its DART Service and DoubleClick Direct increase, the Company anticipates that gross margins will increase.

    OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses were $2.1 million and $5.6 million for the three months ended March 31, 1997 and 1998, respectively, or 39.8% and 43.2% of revenues, respectively. The increase in absolute dollars was primarily attributable to the increase in sales personnel, commissions associated with the increase in revenues, the costs associated with expanding international operations and costs related to the continued development and implementation of the Company's marketing and branding campaigns. The Company expects sales and marketing expenses to increase on an absolute dollar basis but remain relatively constant as a percentage of revenues as the Company hires additional personnel, expands into new markets and continues to promote the DoubleClick brand.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $0.8 million and $2.3 million for the three months ended March 31, 1997 and 1998, respectively, or 14.1% and 18.1% of revenues, respectively. The increase in absolute dollars was primarily a result of expenses related to increased personnel and professional service fees. The Company expects general and administrative expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as the Company hires additional personnel and incurs additional costs related to the growth of its business and its operations as a public company.

    PRODUCT DEVELOPMENT. Product development expenses were $0.2 million and $1.0 million for the three months ended March 31, 1997 and 1998, respectively, or 4.4% and 7.9% of revenues, respectively. The increase in absolute dollars was due primarily to increases in product development personnel and consulting expenses. Product development expenses incurred were primarily related to enhancements to the DART technology and the development of DoubleClick Direct. The Company believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis but remain relatively constant as a percentage of revenues.

    INTEREST INCOME (EXPENSE)

    Net interest income was $412,000 for the three months ended March 31, 1998, compared to net interest expense of $72,000 for the three months ended March 31, 1997. The increase in interest income is attributable to a higher cash, cash equivalents and short-term investments balance as a result of public offering proceeds received in February 1998. Interest income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rate of its investments.

    NET LOSS

    The Company recorded a net loss of $1.2 million and $4.4 million for the three months ended March 31, 1997 and 1998 respectively, or $0.11 and $0.31 per share on a pro forma basis, respectively. The increase in the net loss was primarily due to the hiring of additional personnel in all areas of the Company as it continued to build its infrastructure, expand its markets and increase its brand awareness.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through the private placement of equity securities, borrowings from a related party, and its initial public offering. In June 1997, the Company completed a private placement of equity securities to new investors and received $39.8 million in net proceeds, of which $25.0 million was used to redeem shares of Common Stock from certain stockholders. On December 30, 1997, $5,000,000 in borrowings from a related party pursuant to a Convertible Promissory Note (the "Convertible Note") was converted to 779,302 shares of the Company's Common Stock. In February 1998, the Company sold 4,025,000 shares of the Company's Common Stock at a price of $17.00 per share through an initial public offering. Net proceeds from this offering were approximately $62.5 million.

    Net cash used in operating activities was $1.7 million and $4.2 million for the three months ended March 31, 1997 and 1998, respectively. Cash used in operating activities for the three months ended March 31, 1998 resulted from net operating losses and an increase in accounts receivable, which were partially offset by increases in accounts payable, accrued expenses and deferred revenues.

    Net cash used in investing activities was $0.5 million for the three months ended March 31, 1997, compared to net cash provided by investing activities of $0.8 for the three months ended March 31, 1998. Cash provided by investing activities for the three months ended March 31, 1998 resulted from proceeds provided by the sales and maturities of short-term investments, partially offset by an increase in purchases of property and equipment.

    Net cash provided by financing activities was $2.2 million and $62.7 million for the three months ended March 31, 1997 and 1998, respectively. Cash provided by financing activities for the three months ended March 31, 1998 consisted primarily of $62.5 million in net proceeds from the initial public offering.

    As of March 31, 1997, the Company had $62.0 million of cash and cash equivalents and $2.3 million in short-term investments. The Company's principal commitments consisted of obligations under operating and capital leases.

    Management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. The Company currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that the existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company believes that results of operations in any quarterly period may be impacted by factors that have occurred in the past, and may occur in the future, such as the Company's limited operating history, history of losses and anticipation of continue losses, the Web publisher concentration and dependence on AltaVista, reliance on the DoubleClick Network, dependence on a limited number of advertisers, management of growth, dependence on key personnel, the developing market for Internet advertising, the Company's unproven business model, system failure, dependence on proprietary rights, increased competition, technological changes, product development risks and risks associated with international expansion.

Extremely Limited Operating History; History Of Losses;
Anticipation Of Continued Losses

    The Company was incorporated in January 1996 and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with extremely limited operating histories, particularly companies in the new and rapidly evolving markets for the Internet and Internet services, including the Internet advertising market. There can be no assurance that the Company will be successful in addressing such risks. Although the Company has experienced revenue growth in recent periods, historical growth rates may not be sustained and are not necessarily indicative of future operating results. Given the level of planned operating and capital expenditures, the Company anticipates that it will continue to incur operating losses at least into 1999. There can be no assurance that operating losses will not increase in the future or that the Company will ever achieve or sustain profitability. To the extent that revenues do not grow at anticipated rates, that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected.

Web Publisher Concentration; Dependence On Altavista

    The Company anticipates that a substantial portion of the Company's future revenues will be derived from ads delivered on the Web sites of a limited number of Web publishers. The Company typically enters into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. The loss of one or more of the Web sites which account for a significant portion of the Company's revenues from the DoubleClick Network or any reduction in traffic on such Web sites could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the loss of such Web sites may result in the loss of advertisers or Web publishers from the DoubleClick Network, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    Revenues from advertisements delivered on the AltaVista Web site represented 50.9% of the Company's revenues for the three months ended March 31, 1998. AltaVista is a significant part of the DoubleClick Network and the Company expects AltaVista to continue to account for a significant portion of the Company's revenues for the next few years. While the stated term of the Company's agreement with AltaVista expires in December 1998, either party may terminate the agreement upon 90 days' prior written notice. Further, any development materially affecting the business or financial condition of AltaVista, including any change in control of AltaVista, a subsidiary of Digital Equipment Corporation, could have a material adverse effect on the Company's relationship with AltaVista. The loss of AltaVista as part of the DoubleClick Network, any reduction in traffic on the AltaVista Web site or through AltaVista, or a termination of AltaVista's contract with the Company, would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, given the short-term nature of the AltaVista contract, as is the case with most of the Company's Web publisher contracts, the Company will have to negotiate new contracts or renewals which may have terms that are not as favorable to the Company as the existing contracts, and such renegotiations could have a material adverse effect on the Company's business, results of operations and financial condition.

Reliance On The Doubleclick Network

     Since the third quarter of 1996, the Company's DoubleClick Network has accounted for substantially all of the Company's revenues. Although the Company recently began providing its DART Service to Web publishers and introduced DoubleClick Direct, the Company expects that revenues generated from advertisements delivered to Web sites on the DoubleClick Network will continue to account for a substantial portion of the Company's revenues for the foreseeable future. The DoubleClick Network consists of Web sites of a limited number of Web publishers that have contracted for the Company's solutions pursuant to short-term agreements. There can be no assurance that such Web publishers will remain associated with the DoubleClick Network, that the Web sites on the DoubleClick Network will maintain consistent or increasing levels of traffic over time, or that the Company will be able to timely or effectively replace any exiting DoubleClick Network Web site with other Web sites with comparable traffic patterns and user demographics. The failure of the Company to successfully market the DoubleClick Network or the failure of the Web sites on the DoubleClick Network to maintain consistent or increasing levels of traffic would have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence On A Limited Number Of Advertisers

    The Company's revenues to date have been derived from a limited number of customers which advertise on the DoubleClick Network and the Company expects that a limited number of advertisers will continue to account for a significant percentage of the Company's revenues for the foreseeable future. Although no one advertiser accounted for more than 10.0% of the Company's total revenue, the Company's top ten advertisers accounted for an aggregate of 22.1% of the Company's revenues for the three months ended March 31, 1998. Further, advertisements delivered by the Company are typically sold pursuant to purchase order agreements which are subject to cancellation. There can be no assurance that current advertisers will continue to purchase advertising from the Company or that the Company will be able to successfully attract additional advertisers. The loss of one or more of the advertisers that represent a material portion of the revenues generated on the DoubleClick Network could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the non-payment or late payment of amounts due by a significant advertiser could have a material adverse effect on the Company's business, results of operations and financial conditions.

Potential Fluctuations In Quarterly Operating Results

    The Company's results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond the Company's control. These factors include the addition or loss of advertisers or Web publishers that utilize the Company's solutions, the level of user traffic and number of available impressions on or through the Web sites on the DoubleClick Network, changes in service fees payable by the Company to Web publishers, the introduction of new Internet advertising solutions by the Company or its competitors, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the timing and number of new hires, the mix of solutions provided, the mix of domestic and international revenues, the incurrence of costs relating to acquisitions, demand for, and market acceptance of, Internet advertising, seasonal trends in Internet usage and advertising placements, advertisers' budgeting cycles, the commitment of advertising budgets to Internet advertising, changes in pricing models for Internet advertising, and general economic conditions.

    For the foreseeable future, the Company's revenues will be directly contingent on the level of user traffic and advertising activity on the Web sites on the DoubleClick Network in a given period. Accordingly, future revenues and results of operations are difficult to forecast. The Company plans to continue to significantly increase its operating expenses in order to increase its sales and marketing operations, to continue to expand internationally, to upgrade and enhance its DART technology and to market and support its solutions. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially and adversely affected. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenues in relation to the Company's expectations would have a material adverse effect on the Company's business, results of operations and financial condition.

    Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore it is possible that in some future quarters the Company's results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

Developing Market; Unproven Acceptance And Effectiveness Of Web Advertising

    The market for Internet advertising has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Since the Company expects to derive substantially all of its revenues in the foreseeable future from Internet advertising solutions, the future success of the Company is highly dependent on the increased use of the Internet as an advertising medium. The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. Most of the Company's current or potential advertising customers have limited or no experience using the Internet as an advertising medium, have not devoted a significant portion of their advertising expenditures to Internet advertising and may not find Internet advertising to be effective for promoting their products and services relative to advertising on traditional media. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. In addition, most of the Company's current and potential Web publisher customers have limited or no experience in generating revenues from the sale of advertising space on their Web sites. There can be no assurance that the market for Internet advertising will continue to emerge or become sustainable. If the market fails to develop or develops more slowly than expected, the Company's business, results of operations and financial condition could be materially and adversely affected.

    There are no widely accepted standards for the measurement of the effectiveness of Internet advertising, and there can be no assurance that such standards will develop sufficiently to support Internet advertising as a significant advertising medium. There also can be no assurance that the Company's advertising customers will accept the Company's or other third-party measurements of impressions on the Web sites of Web publishers utilizing the Company's solutions, or that such measurements will not contain errors. In addition, the effectiveness of Internet advertising is dependent upon the accuracy of information contained in the databases used to target advertisements. Like any database, there can be no assurance that the information in the Company's database will be accurate or that advertisers will be willing to have advertisements targeted by any database containing such potential inaccuracies.

    The Company's DART technology uses cookies to limit the frequency with which an ad is shown to the user. Cookies are bits of information keyed to a specific server, file pathway or directory location that are stored on a user's hard drive and passed to a Web site's server through the user's browser software. Cookies are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time through the modification of the user's browser settings. Due to privacy concerns, some Internet commentators, advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. In addition, certain currently available Internet browsers allow a user to delete cookies or prevent cookies from being stored on the user's hard drive. Any reduction or limitation in the use of cookies could limit the effectiveness of ad targeting by the Company's DART technology.

    Further, there can be no assurance that advertisers will determine that banner advertising, the delivery of which currently comprises substantially all of the Company's revenues, is an effective or attractive advertising medium, and there can be no assurance that the Company will effectively transition to any other forms of Internet advertising should they develop and achieve market acceptance. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of such software by users could have a material adverse effect upon the commercial viability of Internet advertising, which would have a material adverse effect on the Company's business, results of operations and financial condition.

Unproven Business Model

    The Company's business model is to generate revenues solely by providing Internet advertising solutions to advertisers and Web publishers. The profit potential of the Company's business model is unproven, and, to be successful, the Company must, among other things, develop and market solutions that achieve broad market acceptance by advertisers and Web publishers. There can be no assurance that Internet advertising, in general, or the Company's solutions, in particular, will achieve broad market acceptance. The Company's ability to generate significant revenues from advertisers will depend, in part, on the development of a large base of Web publishers that utilize the Company's solutions and have Web sites with adequate available ad space inventory, and whose Web sites generate sufficient user traffic with demographic characteristics that are attractive to such advertisers. Furthermore, there is intense competition among sellers of Internet advertising and a variety of related pricing models have developed, making it difficult to project future levels of advertising revenues and applicable gross margins that can be sustained by the Company or the Internet advertising industry in general. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth and maintain sufficient gross margins.

    Market acceptance of DoubleClick Direct will depend, in large part, on the adoption of the Internet as a direct marketing vehicle and the continued emergence of Internet commerce. No assurance can be given that the Company's cost-per-action pricing model for DoubleClick Direct will achieve market acceptance by direct marketers, generate significant revenues, or provide acceptable gross margins.

Risk Of System Failure

     The Company's solutions utilize its DART technology, which resides on a computer system located at the Company's headquarters in New York City. The continuing and uninterrupted performance of such computer system is critical to the success of the Company's business. Any system failure that causes interruptions in the Company's ability to service its customers, including failures that affect the ability of the Company to deliver advertisements without significant delay to the viewer, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of the Company's solutions to advertisers and Web publishers. An increase in the volume of advertising delivered through the Company's servers could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. To the extent that any capacity constraints are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company's operations are dependent upon its ability to protect its computer systems against damage from fire, power loss, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, failure of the Company's telecommunications providers to provide the data communications capacity in the time frame required by the Company for any reason could cause interruptions in the solutions provided by the Company. Despite precautions taken by the Company, unanticipated problems affecting the Company's systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of the Company's solutions. The Company is currently in the planning stages of acquiring and implementing a back-up, off-site system capable of supporting its operations in the event of a system failure at its headquarters. The Company plans to have such system operational during the first half of 1998. Any damage or failure that interrupts or delays the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

    The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and the Company believes that its ability to compete depends upon many factors within and beyond its control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by the Company and its competitors, customer service and support, sales and marketing efforts, and the ease of use, performance, price and reliability of the Company's solutions.

    The Company competes for Internet advertising revenues with large Web publishers and Web search engine companies, such as America Online, Yahoo!, Excite and Infoseek. Further, the DoubleClick Network competes with a variety of Internet advertising networks. In marketing the DoubleClick Network and its DART Service to Web publishers, the Company also competes with providers of ad servers and related services, including NetGravity. The Company also encounters competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies which facilitate Internet advertising. Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners, advertisers and Web publishers. Further, there can be no assurance that the Company's competitors will not develop Internet products or services that are equal or superior to the solutions developed by the Company or that achieve greater market acceptance than the Company's solutions. The Company also expects that competition may increase as a result of industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of the Company's prospective advertising and Web publisher customers. Accordingly, it is possible that new competitors or alliances among existing or potential competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against existing or potential competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

    The Internet, in general, and the Company, in particular, also must compete for a share of advertisers' total advertising budgets with traditional advertising media such as television, radio, cable and print. To the extent that the Internet is perceived to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising, which could limit the growth of Internet advertising and would have a material adverse effect on the Company's business, results of operations and financial condition.

Management Of Growth

     The Company has experienced rapid growth in its operations. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. The Company has grown from 13 employees as of March 31, 1996 to 248 employees as of March 31,

1998. The Company expects that the number of its employees will continue to increase for the foreseeable future. Furthermore, the Company must continue to improve its financial and management controls, reporting systems and procedures, and expand, train and manage its work force. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's expanding operations or that Company management will be able to achieve the rapid execution necessary to successfully offer its solutions and implement its business plan. The Company's future results of operations will also depend on its ability to expand its sales and marketing and customer support organizations both domestically and internationally. The failure of the Company to manage its growth effectively would have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence On Key Personnel

    The Company's future success depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, particularly Kevin J. O'Connor, Chief Executive Officer and Chairman of the Board of Directors, Kevin P. Ryan, President and Chief Operating Officer, Dwight
A. Merriman, Chief Technical Officer, Wenda Harris Millard, Executive Vice President, Marketing and Sales, John L. Heider, Vice President of Engineering, and Barry M. Salzman, Vice President, International, none of whom has entered into an employment agreement with the Company. The loss of the services of one or more of the Company's key personnel could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the Internet industry is intense, and there can be no assurance that the Company will be able to retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. The Company has from time to time in the past experienced, and expects to continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications.

Dependence On The Web Infrastructure

    The Company's success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Web will not be adversely affected. Furthermore, the Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and such outages and delays could adversely affect the Web sites of Web publishers utilizing the Company's solutions and the level of traffic on such Web sites on the DoubleClick Network. In addition, the Web could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet protocol) that can handle increased levels of activity. There can be no assurance that the infrastructure or complementary products or services necessary to establish and maintain the Web as a viable commercial medium will be developed, or, if they are developed, that the Web will become a viable commercial medium for advertisers. If the necessary infrastructure, standards or protocols or complementary products, services or facilities are not developed, or if the Web does not become a viable commercial medium, the Company's business, results of operations and financial condition will be materially and adversely affected. Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed, there can be no assurance that the Company will not be required to incur substantial expenditures in order to adapt its solutions to changing or emerging technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, critical issues concerning the commercial use and government regulation of the Internet (including security, cost, ease of use and access, intellectual property ownership and other legal liability issues) remain unresolved and could materially and adversely impact both the growth of the Internet and the Company's business, results of operations and financial condition.

Dependence On Proprietary Rights; Risk Of Infringement

     The Company regards its intellectual property as critical to its success, and the Company relies upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions to protect its proprietary rights. The Company has filed one patent application with the United States Patent and Trademark Office to protect certain aspects of its DART technology. The Company pursues the protection of its trademarks by applying to register the trademarks in the United States and (based upon anticipated use) internationally, and is the owner of a registration for the DOUBLECLICK trademark in the United States. There can be no assurance that any of the Company's trademark registrations or patent applications will be approved or granted and, if they are granted, that they will not be successfully challenged by others or invalidated through administrative process or litigation. Further, if the Company's trademark registrations are not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that the Company would be able to enter into arrangements with such third parties on commercially reasonable terms allowing the Company to continue to use such trademarks. Patent, trademark, copyright and trade secret protection may not be available in every country in which the Company's solutions are distributed or made available. In addition, the Company seeks to protect its proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others. There can be no assurance that such agreements will provide adequate protection for the Company's proprietary rights in the event of any unauthorized use or disclosure, that employees of the Company, consultants, advisors or others will maintain the confidentiality of such proprietary information, or that such proprietary information will not otherwise become known, or be independently developed, by competitors. The Company's DART technology collects and utilizes data derived from user activity on the DoubleClick Network and the Web sites of Web publishers using the Company's solutions. This data is used for ad targeting and predicting ad performance. Although the Company believes that it has the right to use such data and the compilation of such data in the Company's database, there can be no assurance that any trade secret, copyright or other protection will be available for such information or that others will not claim rights to such information. Further, pursuant to its contracts with Web publishers using the Company's solutions, the Company is obligated to keep certain information regarding the Web publisher confidential.

    The Company has licensed in the past, and expects that it may license in the future, elements of its trademarks, trade dress and similar proprietary rights to third parties, including in connection with the establishment of its international business relationships which may be controlled operationally by such third parties. While the Company attempts to ensure that the quality of its brand is maintained by such business partners, no assurances can be given that such partners will not take actions that could materially and adversely affect the value of the Company's proprietary rights or the reputation of its solutions and technologies. The Company currently licenses certain aspects of its predictive modeling technologies from a third party. The failure by the Company to maintain this license, or to find a replacement for such technology in a timely and cost-effective manner, could have a material adverse effect on the Company's business, results of operations and financial condition.

    Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries are uncertain and still evolving, and no assurance can be given as to the future viability or value of any proprietary rights of the Company or other companies within the industry. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's proprietary rights. Any such infringement or misappropriation, should it occur, could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company. From time to time the Company has been, and expects to continue to be, subject to claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its business partners. Although such claims have not resulted in litigation or had a material adverse effect on the Company's business, results of operations or financial condition, such claims and any resultant litigation, should it occur, could subject the Company to significant liability for damages and could result in invalidation of the Company's proprietary rights and, even if not meritorious, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated With Technological Change

    The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. These market characteristics are heightened by the emerging nature of the Web and Internet advertising. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its solutions to meet evolving industry standards and its ability to continually improve the performance, features and reliability of its solutions in response to both changing customer demands and competitive product and service offerings. The failure of the Company to successfully adapt to such changes in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of solutions, or that any new solutions or enhancements to existing solutions will adequately meet the requirements of its current and prospective customers and achieve any degree of significant market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new solutions or enhancements to existing solutions in a timely manner or in response to changing market conditions or customer requirements, or if its solutions or enhancements contain errors or do not achieve a significant degree of market acceptance, the Company's business, results of operations and financial condition would be materially and adversely affected.

Risks Associated With International Expansion

    The Company has recently commenced operations in a number of international markets and a component of the Company's strategy is to continue to expand its international operations and international sales and marketing efforts. To date, the Company has limited experience in developing localized versions of its
solutions   and  in   marketing,   selling  and   distributing   its   solutions
internationally. There can be no assurance that the Company will be able to successfully market, sell and deliver its solutions in these markets. In Japan, Iberoamerica (Spain, Portugal and Latin America), Scandinavia, and most recently, Italy, the Company is relying on its business partners for conducting operations, establishing local networks, aggregating Web publishers and coordinating sales and marketing efforts. The Company's agreements with its business partners have terms ranging from two to four years. Accordingly, the Company's success in such markets is directly dependent on the success of its business partners in such activities. No assurance can be given that such business partners will be successful or that such business partners will dedicate sufficient resources to the business relationship. The failure of the Company's business partners to successfully establish operations and sales and marketing efforts in such markets could have a material adverse effect on the Company's business, results of operations and financial condition.

    There are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, potentially adverse tax consequences, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, and seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, any of which could have a material adverse effect on the success of the Company's international operations and, consequently, on the Company's business, results of operations and financial condition.

Government Regulation And Legal Uncertainties

    Due to concerns arising in connection with the increasing popularity and use of the Web, a number of laws and regulations may be adopted covering issues such as user privacy, pricing, characteristics, acceptable content, taxation and quality of products and services. Such legislation could dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, certain local telephone carriers have petitioned governmental bodies to regulate Internet service providers ("ISPs") and online service providers ("OSPs") in a manner similar to long distance telephone carriers and to impose access fees on ISPs and OSPs. If any of these petitions or the relief sought therein is granted, the costs of communicating on the Web could increase substantially, potentially adversely affecting the growth in use of the Web. Further, due to the global nature of the Web, it is possible that, although transmissions relating to the Company's solutions originate in the State of New York, the governments of other states or foreign countries might attempt to regulate the Company's transmissions or levy sales or other taxes relating to the Company's activities. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

Control By Principal Stockholders, Officers And Directors

    The directors and executive officers and their affiliates beneficially own approximately 37.4% of the outstanding Common Stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Possible Volatility Of Stock Price

    Due to the factors noted above, the trading price of the Company's Common Stock may be subject to wide fluctuations, particularly in response to variations in quarterly results of operations, the gain or loss of significant advertisers or Web publisher customers, changes in earning estimates by analysts, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in Internet-related industries and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse effect on the market price of the Company's Common Stock.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)  Changes in Securities:

        NONE

    (b)  Use of Proceeds

             On February 25, 1998, the Company completed the initial public offering of 4,025,000 shares of its Common Stock (the "Offering"). Net proceeds to the Company from the Offering were approximately $62.5 million. During the three months ended March 31, 1998, the Company used $3.1 million of the proceeds from the Offering toward general corporate purposes, including working capital, and toward the expansion of the Company's international operations and sales and marketing capabilities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On February 1, 1998, in a Written Consent in Lieu of a Special Meeting of the Stockholders of the Company, a majority of the holders of the then outstanding shares of Common Stock of the Company (which majority included the majority of the holders of the Preferred Stock of the Company, voting on an as converted basis) approved the Amendment of the Restated Certificate of Incorporation of the Company, and the Amended and Restated By-laws of the Company.

ITEM 5.  OTHER INFORMATION

        NONE

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

        (a) The following exhibits are filed as part of this report:

            11.1  Statement re: Computation of Basic and Pro-Forma
                   Net Loss Per Share
            27.1  Financial Data Schedule

        (b) The Company did not file and reports on Form 8-K during the three months ended March 31, 1998.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DOUBLECLICK INC.

Date:   April 30, 1998     By: /s/  KEVIN P. RYAN
                           Kevin P. Ryan
                           President, Chief Operating Officer

                           By: /s/  JEFFREY EPSTEIN
                           Jeffrey Epstein
                           Chief Financial Officer (Principal Financial Officer)

                           By: /s/  STEPHEN R. COLLINS
                           Stephen R. Collins
                           Controller (Principal Accounting Officer)