Form 10-Q
period 1998-06-30
DOUBLECLICK INC
filed 1998-08-14
CIK 1049480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1998
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER

                            ------------------------

                                DOUBLECLICK INC.

             (Exact Name of Registrant as Specified in its Charter)

      DELAWARE                    7319                  13-3870996
      (State of            (Primary Standard         I.R.S. Employer
   Incorporation)      Industrial Classification      Identification
                                 Code)                   Number)

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

                            ------------------------

    Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of June 30, 1998, there were 16,504,114 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                        PAGE
PART I                             FINANCIAL INFORMATION                               NUMBER
                                                                                   ---------------

ITEM 1:    Consolidated Financial Information:

           Consolidated Balance Sheet as of December 31, 1997 and June 30, 1998
           (unaudited with respect to June 30, 1998).............................             3

           Unaudited Consolidated Statement of Operations for the three and six
           months ended June 30, 1997 and 1998...................................             4

           Unaudited Consolidated Statement of Cash Flows for the six months
           ended June 30, 1997 and 1998..........................................             5

           Notes to Unaudited Consolidated Financial Statements..................             6

ITEM 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................             8

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings.....................................................            24

ITEM 2:    Changes in Securities and Use of Proceeds.............................            24

ITEM 3:    Defaults Upon Senior Securities.......................................            24

ITEM 4:    Submission of Matters to a Vote of Security Holders...................            24

ITEM 5:    Other Information.....................................................            24

ITEM 6:    Exhibits and Reports on Form 8-K......................................            24

ITEM 7:    Signatures............................................................            25

                                DOUBLECLICK INC.

                           CONSOLIDATED BALANCE SHEET

                   (UNAUDITED WITH RESPECT TO JUNE 30, 1998)

                                                                                     DECEMBER 31,      JUNE 30,
                                                                                         1997            1998
                                                                                    --------------  --------------
                                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................................................  $    2,671,845  $   53,545,095
Short-term investments............................................................       5,874,229       3,020,865
Accounts receivable, less allowance for doubtful accounts of $712,075 at December
  31, 1997 and $957,409 at June 30, 1998..........................................      10,489,256      19,923,682
Prepaid expenses and other current assets.........................................         355,841         715,851
                                                                                    --------------  --------------
    Total current assets..........................................................      19,391,171      77,205,493
Property and equipment, net.......................................................       1,997,326       6,084,803
Investments, at cost..............................................................         254,926         537,187
Other assets......................................................................          98,574         171,462
                                                                                    --------------  --------------
    Total assets..................................................................  $   21,741,997  $   83,998,945
                                                                                    --------------  --------------
                                                                                    --------------  --------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable..................................................................  $    8,142,429  $   12,884,580
Accrued expenses..................................................................       3,408,542       5,911,645
Deferred revenues.................................................................          91,061       1,015,862
Deferred license and service fees.................................................         237,500         420,833
                                                                                    --------------  --------------
    Total current liabilities.....................................................      11,879,532      20,232,920
Deferred license and service fees.................................................         462,500         343,750
Capital lease obligations.........................................................        --               215,144
STOCKHOLDERS' EQUITY:
Convertible preferred stock, par value $0.001; 40,000 shares authorized; issued
  and outstanding 40,000 at December 31, 1997; none at June 30, 1998..............              40        --
Common stock, par value $0.001; 40,000,000 shares authorized; issued and
  outstanding 6,118,972 at December 31, 1997; 16,504,114 at June 30, 1998.........           6,119          16,504
Additional paid-in capital........................................................      46,996,328     109,569,853
Cumulative translation adjustment.................................................          (1,271)        (45,457)
Deferred compensation.............................................................      (1,056,773)       (689,331)
Unrealized gain on marketable securities..........................................        --                 1,477
Accumulated deficit...............................................................     (36,544,478)    (45,645,915)
                                                                                    --------------  --------------
    Total stockholders' equity....................................................       9,399,965      63,207,131
                                                                                    --------------  --------------
    Total liabilities and stockholders' equity....................................  $   21,741,997  $   83,998,945
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       ----------------------------  ----------------------------
                                                       JUNE 30, 1997  JUNE 30, 1998  JUNE 30, 1997  JUNE 30, 1998
                                                       -------------  -------------  -------------  -------------
Revenues.............................................  $   6,138,373  $  17,293,386  $  11,467,742  $  30,296,930
Cost of revenues.....................................      4,093,965     11,723,984      7,488,361     20,568,567
                                                       -------------  -------------  -------------  -------------
  Gross profit.......................................      2,044,408      5,569,402      3,979,381      9,728,363
                                                       -------------  -------------  -------------  -------------
Operating expenses
  Sales and marketing................................      1,924,158      6,884,544      4,044,243     12,508,573
  General and administrative.........................      1,018,551      2,621,478      1,770,974      4,970,080
  Product development................................        280,145      1,553,815        512,698      2,579,324
                                                       -------------  -------------  -------------  -------------
    Total operating expenses.........................      3,222,854     11,059,837      6,327,915     20,057,977
                                                       -------------  -------------  -------------  -------------
Loss from operations.................................     (1,178,446)    (5,490,435)    (2,348,534)   (10,329,614)

Interest income......................................       --              816,251       --            1,228,177
Interest expense.....................................         51,299       --              123,638       --
                                                       -------------  -------------  -------------  -------------
Net loss.............................................  $  (1,229,745) $  (4,674,184) $  (2,472,172) $  (9,101,437)
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Basic and diluted net loss per share.................  $       (0.11) $       (0.28) $       (0.22) $       (0.59)
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Weighted average shares used in basic and diluted net
  loss per share calculation.........................     11,397,417     16,459,135     11,397,417     15,307,144
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           SIX MONTHS ENDED
                                                                                    ------------------------------
                                                                                    JUNE 30, 1997   JUNE 30, 1998
                                                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................................................  $   (2,472,172) $   (9,101,437)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization.................................................         132,580         761,676
    Amortization of deferred compensation expense.................................          17,975         367,442
    Provision for bad debt debts..................................................         100,000         245,334
    Changes in operating assets and liabilities:
      Accounts receivable.........................................................      (1,487,380)     (9,679,760)
      Prepaid expenses and other current assets...................................         (33,239)       (432,896)
      Accounts payable............................................................       1,512,486       4,742,151
      Accrued expenses............................................................         451,064       2,490,350
      Deferred revenue............................................................        (610,648)        989,384
                                                                                    --------------  --------------
        Net cash used in operating activities.....................................      (2,389,334)     (9,617,756)
                                                                                    --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales and maturities of short-term investments..................................      (5,629,907)      2,854,841
  Investments.....................................................................        --              (282,261)
  Purchases of property and equipment.............................................        (707,719)     (4,621,258)
                                                                                    --------------  --------------
        Net cash used in investing activities.....................................      (6,337,626)     (2,048,678)
                                                                                    --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from initial public offering, net......................................        --            62,560,222
  Proceeds from exercise of common stock options..................................           3,666          23,648
  Proceeds from issuance of preferred stock, net..................................      39,831,994        --
  Redemption of common stock......................................................     (25,000,343)       --
  Advances from related party.....................................................       3,048,096        --
  Repayment of advances from related party........................................      (1,385,832)       --
                                                                                    --------------  --------------
        Net cash provided by financing activities.................................      16,497,581      62,583,870
                                                                                    --------------  --------------
Effect of exchange rate changes on cash...........................................        --               (44,186)
                                                                                    --------------  --------------
Net increase in cash and cash equivalents.........................................       7,770,621      50,873,250
Cash and cash equivalents at beginning of period..................................        --             2,671,845
                                                                                    --------------  --------------
Cash and cash equivalents at end of period........................................  $    7,770,621  $   53,545,095
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--SUMMARY OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF OPERATIONS

    DoubleClick Inc. (together with its subsidiaries, the "Company") is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers worldwide. The Company's technology and media expertise enable it to dynamically deliver highly targeted, measurable and cost-effective Internet advertising for advertisers and to increase ad sales and improve ad space inventory management for Web publishers. The Company was organized as a Delaware corporation on January 23, 1996 and commenced operations on that date.

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

    The consolidated balance sheet as of June 30, 1998, the consolidated statement of operations for the three and six months ended June 30, 1997 and 1998, and the consolidated statement of cash flows for the six months ended June 30, 1997 and 1998 have been prepared by the Company, and are not audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

    The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 1997, as amended with the Securities and Exchange Commission through February 19, 1998 and its periodic filings with the Securities and Exchange Commission thereafter. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 1998.

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

                                DOUBLECLICK INC.

NOTE 1--SUMMARY OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments and trade receivables.

    The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No single customer represented more than 10% of revenues for the three and six months ended June 30, 1998. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term investments. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing in money market funds, short term commercial paper, and A1 rated corporate bonds with an average days to maturity of 33 days as of June 30, 1998.

BASIC AND DILUTED NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock and the shares resulting from the conversion of the convertible preferred stock as though such conversion occurred at the beginning of the period, less shares assumed to have been redeemed in connection with the Company recapitalization of the Company in June 1997, as though such recapitalization also occurred at the beginning of the period. Options to purchase shares of common stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The implementation of the provisions of Statement 130 do not have a significant impact on the Company's existing disclosures.

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

NOTE 2--PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over the estimated

                                DOUBLECLICK INC.

NOTE 2--PROPERTY AND EQUIPMENT (CONTINUED) useful life of the assets. Leasehold improvements are amortized over their estimated useful lives, or the term of leases, whichever is shorter.

                                                                          ESTIMATED    DECEMBER 31,    JUNE 30,
                                                                         USEFUL LIFE       1997          1998
                                                                         ------------  ------------  ------------
Computer Equipment.....................................................     1-3 years   $1,768,509   $  5,723,938
Furniture and Fixtures.................................................       5 years      273,856        759,543
Leasehold Improvements.................................................     1-5 years      389,708        848,365
                                                                                       ------------  ------------
                                                                                         2,432,073      7,331,846
Less accumulated depreciation and amortization.........................                    434,747      1,247,043
                                                                                       ------------  ------------
                                                                                        $1,997,326   $  6,084,803
                                                                                       ------------  ------------

NOTE 3--STOCKHOLDERS' EQUITY

    In February 1998, the Company completed an initial public offering of 4,025,000 shares of the Company's Common stock. Proceeds to the Company from this initial public offering totaled approximately $62.5 million net of offering costs of $1.1 million. Upon the closing of the initial public offering, the Company's convertible preferred stock converted into 6,234,434 shares of common stock. Options to purchase 125,708 shares of common stock were exercised during the six months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    DoubleClick is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers. The Company offers four distinct Internet advertising solutions: (i) the DoubleClick Network, launched in March 1996; (ii) DoubleClick's DART Service, marketed to Web publishers since January 1997; (iii) DoubleClick Direct, an Internet-based direct marketing solution introduced on a limited basis in September 1997; and (iv) DoubleClick Local, an Internet advertising solution introduced in July 1998 which is designed to allow regional and local advertisers to reach highly targeted regional and local audiences. DoubleClick's proprietary DART technology, which dynamically matches and delivers ads to a target audience within milliseconds, is the platform for all of the Company's solutions.

    The Company completed its initial public offering of 4,025,000 shares of Common Stock, inclusive of 525,000 shares from the exercise of the underwriters' over-allotment option, at a price of $17.00 per share on February 25, 1998. The net proceeds of approximately $62.5 million from the initial public offering were added to the working capital of the Company. Pending use of the net proceeds, the Company has invested such funds in short-term, interest bearing investment grade obligations.

    The Company was founded in January 1996 by Kevin J. O'Connor, the Company's Chief Executive Officer, Dwight A. Merriman, the Company's Chief Technical Officer, and the DoubleClick Division of Poppe Tyson, a subsidiary of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("Poppe Tyson"). The Company has grown from 13 employees as of March 31, 1996 to 311 employees as of June 30, 1998.

    Beginning in the fourth quarter of 1996, substantially all of the Company's revenues have been derived from the DoubleClick Network. The Company offers advertising on the DoubleClick Network to third party advertisers with pricing determined on a CPM (cost per thousand ads delivered) basis. Discounts are offered based on a variety of factors, including the duration and gross dollar amount of advertising campaigns. Advertisements delivered by the Company are typically sold pursuant to purchase order agreements, which are subject to cancellation. The Company's revenues are received from the advertiser that orders the ad, and the Company pays the Web publisher on whose Web site such advertisement is delivered a service fee calculated as a percentage of such revenues, which amount is included in cost of revenues. The Company is responsible for billing and collecting for ads delivered on the DoubleClick Network, including DoubleClick Local and DoubleClick Direct, and typically assumes the risk of non-payment from advertisers. In addition, the Company earns service fees for providing the DART Service to Web publishers. DoubleClick Direct advertising is priced on a "cost-per-click", "cost-per-lead" and "cost-per-sale or download" basis. To date, revenues from DoubleClick's DART Service, DoubleClick Direct and DoubleClick Local have not been significant.

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

    The Company expects that revenues generated from the DoubleClick Network will continue to account for a substantial portion of the Company's revenues for the foreseeable future. Moreover, ads delivered on Web sites of the top four Web publishers in the DoubleClick Network, including AltaVista, accounted for approximately 56.9% of the Company's revenues for the six months ended June 30, 1998. The Company typically enters into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. The failure to successfully market the DoubleClick Network, the loss of one or more of the Web sites which account for a significant portion of the Company's revenues from the DoubleClick Network, or any reduction in traffic on such Web sites could have a material adverse effect on the Company's business, results of operations and financial condition.

    In December 1996, the Company entered into an agreement with Digital Equipment Corporation ("Digital") (acquired by Compaq Computer Corp. ("Compaq") in June 1998) to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. The agreement was amended on January 7, 1998 to extend the term through December 1999 and to provide that the agreement would survive a change of control of AltaVista or Digital, although notwithstanding either such provision, either party may terminate the agreement upon 90 days' prior written notice. The Company has recently commenced preliminary discussions with Compaq regarding the Company's relationship and agreement with AltaVista. As a result of such discussions, Compaq may elect, or notify the Company of its intention to elect, to terminate the agreement or demand concessions or contractual terms that are less favorable to the Company than the existing agreement. The timing and outcome of such discussions are uncertain. The loss of AltaVista as part of the DoubleClick Network, any reduction in traffic on or through the AltaVista Web site, the termination of AltaVista's contract with the Company or the negotiation of new terms to the agreement that are less favorable to the Company would have a material adverse effect on the Company's business, results of operations and financial condition. Compaq may also change or limit the type of advertisers that are acceptable for the AltaVista Web site, which could materially and adversely impact advertising revenues. Any development materially affecting the business or financial condition of AltaVista, including any consequences of the acquisition by Compaq, the sale of AltaVista to a third party, or the entering into of a strategic relationship with a third party with a dedicated ad sales force could have a material adverse effect on the Company's business, results of operations and financial condition.

    DoubleClick pays AltaVista a service fee calculated as a percentage of the revenues derived from the delivery of advertisements on or through the AltaVista Web site. Revenues from advertisements delivered on or through the AltaVista Web site were $8.6 million, or 49.4% of the Company's revenues and $15.2 million, or 50.1% of the Company's revenues for the three and six months ended June 30, 1998, respectively. No other web site or publisher accounted for more than 10% of the Company's revenue for the three or six months ended June 30, 1998.

    The Company has incurred significant losses since its inception, and as of June 30, 1998 had an accumulated deficit of $45.6 million, of which $20.6 million related to cumulative losses and $25.0 million related to the redemption of shares of Common Stock from certain stockholders in connection with the recapitalization of the Company that occurred simultaneously with the completion of a private placement of the Company's securities in June 1997. In addition, the Company recorded deferred compensation of $1.5 million, which represented the difference between the exercise price and the fair market value of the Company's Common Stock issuable upon the exercise of certain stock options granted to employees. The deferred compensation is being amortized over the vesting periods of the related options. Of the total deferred compensation amount, $0.8 million has been amortized as of June 30, 1998. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. The Company currently expects to significantly increase its operating expenses in order to expand its sales and marketing operations, to continue to expand internationally, to upgrade and enhance its DART technology and to market and support its solutions. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.

    REVENUES

    Revenues increased $11.2 million from $6.1 million for the three months ended June 30, 1997 to $17.3 million, or 181.7%, for the three months ended June 30, 1998. Revenues increased $18.8 million from $11.5 million for the six months ended June 30, 1997 to $30.3 million, or 164.2%, for the six months ended June 30, 1998. The increase in revenues, both in absolute dollars and as a percentage of revenues, was due primarily to an increase in the number of advertisers and ads delivered on the DoubleClick Network, particularly ads delivered on or through the AltaVista Web site. Revenues earned from advertisements delivered on or through the AltaVista Web site were $8.6 million, or 49.4% of revenues and $15.2 million, or 50.1% of revenues for the three and six months ended June 30, 1998, respectively, compared to 38.7% and 37.6% of revenues for the three and six months ended June 30, 1997. Approximately $2.0 million of such revenues for the three months ended June 30, 1998 and $3.0 million of such revenues for the six months ended June 30, 1998 resulted from sales of inventory on the AltaVista Web site which was derived through an arrangement between AltaVista and another search engine that expired on June 30, 1998. This revenue is non-recurring. AltaVista is a significant part of the DoubleClick Network. No other Web site accounted for more than 10.0% of revenues for the three or six months ended June 30, 1998, and no one advertiser accounted for 10.0% of revenues during the same periods. To date, the Company has not derived significant revenues from its DART Service, DoubleClick Direct, DoubleClick Local or international operations.

COST OF REVENUES

    Cost of revenues consists primarily of service fees paid to Web publishers for ads delivered to the Web sites on the DoubleClick Network. Cost of revenues also includes other costs of delivering advertisements, including depreciation of the ad delivery system and Internet access costs. Gross margin was 33.3% and 32.2% for the three months ended June 30, 1997 and 1998, respectively. Gross margin was from 34.7% and 32.1% for the six months ended June 30, 1997 and 1998, respectively. Gross margin decreased due to a shift in the Company's revenue mix away from the sale of advertisements on a commission basis. To the extent revenues from its DART service increase as a percentage of total revenues, the Company anticipates that gross margin will increase.

    OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, maintenance of the Company's Web site, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses increased $5.0 million, or 257.8%, from $1.9 million for the three months ended June 30, 1997, or 31.3% of revenues, to $6.9 million or 39.8% of revenue for the three months ended June 30, 1998. Sales and marketing expenses increased $8.5 million, or 209.3%, from $4.0 million for the six months ended June 30, 1997, or 35.3% of revenues, to $12.5 million or 41.3% of revenue for the six months ended June 30, 1998. The increase in absolute dollars was primarily attributable to the increase in sales personnel, commissions associated with the increase in revenues, costs associated with expanding international operations, and costs related to the continued development and implementation of the Company's marketing and branding campaigns. The increase in sales and marketing expenses as a percentage of revenues resulted from such expenses increasing more rapidly than revenues as the Company continued to build its sales and marketing infrastructure. The Company expects sales and marketing expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as the Company hires additional personnel, expands into new markets and continues to promote the DoubleClick brand.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and consulting expenses and related supplies and materials. General and administrative expenses increased $1.6 million, or 157.4%, from $1.0 million for the three months ended June 30, 1997, or 16.6% of revenues, to $2.6 million or 15.2% of revenues for the three months ended June 30, 1998. General and administrative expenses increased $3.2 million, or 180.6%, from $1.8 million for the six months ended June 30, 1997, or 15.4% of revenues, to $5.0 million or 16.4% of revenues for the six months ended June 30, 1998. The increase in absolute dollars and as a percentage of revenues from the prior year six month period was primarily the result of expenses related to increased personnel and professional service fees. The Company expects general and administrative expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as the Company hires additional personnel and incurs additional costs related to the growth of its business and its operations as a public company.

    PRODUCT DEVELOPMENT. Product development expenses consist primarily of compensation and consulting expenses and enhancements to the DART technology. To date, all product development costs have been expensed as incurred. Product development expenses increased $1.3 million, or 454.6%, from $0.3 million for the three months ended June 30, 1997, or 4.6% of revenues, to $1.6 million or 9.0% of revenue for the three months ended June 30, 1998. Product development expenses increased $2.1 million, or 403.1%, from $0.5 million for the six months ended June 30, 1997, or 4.5% of revenues, to $2.6 million or 8.5% of revenue for the six months ended June 30, 1998. The increase in absolute dollars was due primarily to increases in product development personnel and consulting expenses. The increase in product development expenses as a percentage of revenues resulted from such expenses increasing more rapidly than revenues as the Company continued the development of its DART technology, DoubleClick Direct and DoubleClick Local. The Company believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis but remain relatively constant as a percentage of revenues.

    INTEREST INCOME (EXPENSE)

    Net interest income increased $867,550 from net interest expense of $51,299 for the three months ended June 30, 1997 to net interest income of $816,251 for the three months ended June 30, 1998. Net interest income increased $1,351,815 from net interest expense of $123,638 for the six months ended June 30, 1997 to net interest income of $1,228,177 for the six months ended June 30, 1998. The increase in interest income was attributable to an increase in cash, cash equivalents and short-term investments as a result of the net proceeds received by the Company from its initial public offering of Common stock in February 1998. Interest income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rate of its investments.

    NET LOSS

    The Company's net loss increased $3.5 million, or $.17 per share, from $1.2 million for the three months ended June 30, 1997, or $0.11 per share, to $4.7 million for the three months ended June 30, 1998, or $0.28 per share.

    The Company's net loss increased $6.6 million, or $.37 per share, from $2.5 million for the six months ended June 30, 1997, or $0.22 per share, to $9.1 million for the six months ended June 30, 1998, or $0.59 per share. The increase in the net loss was primarily due to the hiring of additional personnel, particularly in sales and marketing, and product development. The Company expects to hire additional personnel and increase its spending for marketing and other infrastructure needs.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations through the private placement of equity securities, borrowings from a related party, and its initial public offering. In June 1997, the Company completed a private placement of equity securities to new investors and received $39.8 million in net proceeds, of which $25.0 million was used to redeem shares of Common Stock from certain stockholders. On December 30, 1997, $5,000,000 in borrowings from a related party pursuant to a Convertible Promissory Note (the
"Convertible Note") was converted into 779,302 shares of the Company's Common Stock. In February 1998, the Company received net proceeds of approximately $62.5 million from the initial public offering of 4,025,000 shares of the Company's Common Stock at a price of $17.00 per share.

    Net cash used in operating activities was $2.4 million and $9.6 million for the six months ended June 30, 1997 and 1998, respectively. Cash used in operating activities for the six months ended June 30, 1998 resulted from net operating losses and increases in accounts receivable and other current assets, which were partially offset by increases in accounts payable, accrued expenses and deferred revenues.

    Net cash used in investing activities was $6.3 million and $2.0 million for the six months ended June 30, 1997 and 1998, respectively. Cash used in investing activities for the six months ended June 30, 1998 resulted from purchases of property and equipment and investments, partially offset by proceeds provided by the sales and maturities of short-term investments.

    Net cash provided by financing activities was $16.5 million and $62.6 million for the six months ended June 30, 1997 and 1998, respectively. Cash provided by financing activities for the six months ended June 30, 1998 consisted primarily of net proceeds received by the Company in connection with the closing of its initial public offering in February 1998.

    As of June 30, 1998, the Company had $53.5 million of cash and cash equivalents and $3.0 million in short-term investments. The Company's principal commitments consisted of obligations under operating and capital leases.

    Although the Company has no material commitments for capital expenditures, management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. The Company currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that the existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements.

   The Company has made an assessment of its solutions and believes that its solutions are Year 2000 compliant. However, the software and hardware products used by Web publishers and advertisers using the Company's solutions, software and hardware products used by the Company's vendors, as well as software and hardware products used to operate the Internet and certain public utilities, including telecommunications companies and electric companies, may not be Year 2000 compliant, thereby disrupting the ability of customers to utilize the Company's solutions. The Company is currently in the process of evaluating the Year 2000 compliance of (i) the third-party products used in its internal systems and (ii) the Company's major vendors. The Company anticipates that the evaluation will be completed by the first quarter of 1999. The Company does not believe that the costs of the evaluation of Year 2000 compliance or to address any of its Year 2000 compliance issues will be material. However, the impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties, particularly public utility companies and Web publishers, to address their Year 2000 issues on a timely basis could have a material adverse effect on the Company's business, results of operations or financial condition.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITH THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THE FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT.

EXTREMELY LIMITED OPERATING HISTORY; HISTORY OF LOSSES; ANTICIPATION OF
  CONTINUED LOSSES

    The Company was incorporated in January 1996 and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with extremely limited operating histories, particularly companies in the new and rapidly evolving markets for the Internet and Internet services, including the Internet advertising market. There can be no assurance that the Company will be successful in addressing such risks. Although the Company has experienced revenue growth in recent periods, historical growth rates may not be sustained and are not necessarily indicative of future operating results. Given the level of planned operating and capital expenditures, the Company anticipates that it will continue to incur operating losses at least through 1999. There can be no assurance that operating losses will not increase in the future or that the Company will ever achieve or sustain profitability. To the extent that revenues do not grow at anticipated rates, that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected.

DEPENDENCE ON ALTAVISTA

    Revenues from advertisements delivered on or through the AltaVista Web site represented 44.7% of the Company's revenues for the year ended December 31, 1997, and 49.4% and 50.1% of the Company's revenues for the three months and six months ended June 30, 1998, respectively. In December 1996, the Company entered into an agreement with Digital (acquired by Compaq in June
1998) to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. The agreement was amended on January 7, 1998 to extend the term through December 1999 and to provide that the agreement would survive a change of control of AltaVista or Digital, although, notwithstanding either such provision, either party may terminate the agreement upon 90 days' prior written notice. The Company has recently commenced preliminary discussions with Compaq regarding the Company's relationship and agreement with AltaVista. As a result of such discussions, Compaq may elect, or notify the Company of its intention to elect, to terminate the agreement or demand concessions or contractual terms that are less favorable to the Company than the existing agreement. The timing and outcome of such discussions are uncertain. The loss of AltaVista as part of the DoubleClick Network, any reduction in traffic on or through the AltaVista Web site, the termination of AltaVista's contract with the Company or the negotiation of new terms to the agreement that are less favorable to the Company would have a material adverse effect on the Company's business, results of operations and financial condition. Compaq may also change or limit the type of advertisers that are acceptable for the AltaVista Web site, which could materially and adversely impact advertising revenues. In addition, any development materially affecting the business or financial condition of AltaVista, including any consequences of the acquisition by Compaq, the sale of AltaVista to a third party, or the entering into of a strategic relationship with a third party with a dedicated ad sales force, could have a material adverse effect on AltaVista's business or the Company's relationship with AltaVista.

WEB PUBLISHER CONCENTRATION

    Ads delivered on the Web sites of the top four Web publishers on the DoubleClick Network, including AltaVista, accounted for approximately 56.9% of the Company's revenues for the six months ended June 30, 1998 and approximately 61.2% of the Company's revenues for the year ended December 31, 1997. The Company anticipates that a substantial portion of the Company's future revenues will be derived from ads delivered on the Web sites of a limited number of Web publishers. The Company typically enters into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. The loss of one or more of the Web sites which account for a significant portion of the Company's revenues from the DoubleClick Network or any reduction in traffic on such Web sites could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the loss of such Web sites may result in the loss of advertisers or Web publishers from the DoubleClick Network, which could have a material adverse effect on the Company's business, results of operations and financial condition. Given the short-term nature of the Company's contracts, the Company may, in the future, have to negotiate a new contract or renewal which may have terms that are not as favorable to the Company as its existing contract, and such renegotiations could have a material adverse effect on the Company's business, results of operations and financial condition.

RELIANCE ON THE DOUBLECLICK NETWORK

    Since the third quarter of 1996, the Company's DoubleClick Network has accounted for substantially all of the Company's revenues. Although the Company's solutions consist of the DART Service, DoubleClick Direct and the recently introduced DoubleClick Local, the Company expects that revenues generated from advertisements delivered to Web sites on the DoubleClick Network will continue to account for a substantial portion of the Company's revenues for the foreseeable future. The DoubleClick Network consists of Web sites of a limited number of Web publishers that have contracted for the Company's solutions pursuant to short-term agreements. There can be no assurance that such Web publishers will remain associated with the DoubleClick Network, that the Web sites on the DoubleClick Network will maintain consistent or increasing levels of traffic over time, or that the Company will be able to timely or effectively replace any exiting DoubleClick Network Web site with other Web sites with comparable traffic patterns and user demographics. The failure of the Company to successfully market the DoubleClick Network or the failure of the Web sites on the DoubleClick Network to maintain consistent or increasing levels of traffic would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON A LIMITED NUMBER OF ADVERTISERS

    The Company's revenues to date have been derived from a limited number of customers which advertise on the DoubleClick Network and the Company expects that a limited number of advertisers will continue to account for a significant percentage of the Company's revenues for the foreseeable future. Although no one advertiser accounted for more than 10.0% of the Company's total revenue during the three month period ended June 30, 1998, the Company's top ten advertisers accounted for an aggregate of 21.9% of the Company's revenues for the three months ended June 30, 1998. Further, advertisements delivered by the Company are typically sold pursuant to purchase order agreements which are subject to cancellation. There can be no assurance that current advertisers will continue to purchase advertising from the Company or that the Company will be able to successfully attract additional advertisers. The loss of one or more of the advertisers that represent a material portion of the revenues generated on the DoubleClick Network could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the non-payment or late payment of amounts due by a significant advertiser could have a material adverse effect on the Company's business, results of operations and financial conditions.

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

    The Company has been, and expects in the future to be, subject to seasonal fluctuations in the amount of Internet advertising revenues generated by the Company, as advertisers historically spend less during the first calendar quarter of each year. Additional seasonal patterns in Internet advertising spending and other seasonal fluctuations may emerge as the market matures.

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

MANAGEMENT OF GROWTH

    The Company has experienced rapid growth in its operations. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. The Company has grown from 13 employees as of March 31, 1996 to 311 employees as of June 30, 1998. The Company expects that the number of its employees will continue to increase for the foreseeable future. There can be no assurance that the Company's systems, procedures, or controls will be adequate to support the Company's expanding operations, or that the Company's management will be able to achieve the rapid execution necessary to successfully offer its solutions and implement its business plan. The Company's data center is currently located in the Company's executive offices in New York, New York. The Company is considering relocating its data operations into a new facility in New York, New York. The inability to successfully manage such relocation would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future results of operations will also depend on its ability to expand its sales and marketing and customer support organizations both domestically and internationally. The failure of the Company to manage its growth effectively would have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company's future performance may depend on the Company's ability to integrate any acquired business, technologies, services or products, which, even if successful, may take a significant period of time and expense, and may place a significant strain on the Company's resources. If the Company is unable to manage any such acquisition-based growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

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

PRIVACY CONCERNS

    The Company's DART technology uses cookies to limit the frequency with which an ad is shown to the user. Cookies are bits of information keyed to a specific server, file pathway or directory location that are stored on a user's hard drive and passed to a Web site's server through the user's browser software. Cookies can be placed on the user's hard drive without the user's knowledge or consent, but are also removable by the user at any time through the modification of the user's browser settings. Due to privacy concerns, some Internet commentators, advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. In addition, certain currently available Internet browsers allow a user to delete cookies or prevent cookies from being stored on the user's hard drive. Any reduction or limitation in the use of cookies could limit the effectiveness of ad targeting by the Company's DART technology.

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

RISK OF SYSTEM FAILURE; YEAR 2000 COMPLIANCE

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

    The Company's operations are dependent upon its ability to protect its computer systems against damage from fire, power loss, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, failure of the Company's telecommunications providers to provide the data communications capacity in the time frame required by the Company for any reason could cause interruptions in the solutions provided by the Company. Despite precautions taken by the Company, unanticipated problems affecting the Company's systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of the Company's solutions. The Company has implemented redundancies for its system, and is implementing a real-time back-up, off-site system capable of supporting its operations in the event of a system failure. Any damage or failure that interrupts or delays the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

    Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements.

   The Company has made an assessment of its solutions and believes that its solutions are Year 2000 compliant. However, the software and hardware products used by Web publishers and advertisers using the Company's solutions, software and hardware products used by the Company's vendors, as well as software and hardware products used to operate the Internet and certain public utilities, including telecommunications companies and electric companies, may not be Year 2000 compliant, thereby disrupting the ability of customers to utilize the Company's solutions. The Company is currently in the process of evaluating the Year 2000 compliance of (i) the third-party products used in its internal systems and (ii) the Company's major vendors. The Company anticipates that the evaluation will be completed by the first quarter of 1999. The Company does not believe that the costs of the evaluation of Year 2000 compliance or to address any of its Year 2000 compliance issues wil be material. However, the impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties, particularly public utility companies and Web publishers, to address their Year 2000 issues on a timely basis could have a material adverse effect on the Company's business, results of operations or financial condition.

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

    The Company competes for Internet advertising revenues with large Web publishers and Web search engine companies, such as America Online, Yahoo!, Excite, Lycos and Infoseek. Further, the DoubleClick Network competes with a variety of Internet advertising networks, including 24/7 Media. In marketing the DoubleClick Network and its DART Service to Web publishers, the Company also competes with providers of ad servers and related services, including NetGravity. The Company also encounters competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies which facilitate Internet advertising. Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners, advertisers and Web publishers. Further, there can be no assurance that the Company's competitors will not develop Internet products or services that are equal or superior to the solutions developed by the Company or that achieve greater market acceptance than the Company's solutions. The Company also expects that competition may increase as a result of industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of the Company's prospective advertising and Web publisher customers. Accordingly, it is possible that new competitors or alliances among existing or potential competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against existing or potential competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

RISKS RELATED TO ACQUISITIONS AND INVESTMENTS

    A key component of the Company's growth strategy may be the acquisition of, or investments in, complementary businesses, technologies, services or products. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition or investment candidates, acquire or invest in such businesses, technologies, services or products on acceptable terms and, with respect to acquisitions, integrate their operations successfully with those of the Company. From time to time, the Company has entered into discussions with various companies regarding acquisition of, and/or investment in, their respective businesses, technologies, services or products. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of, or investment in, other businesses, technologies, services of products. There can be no assurance that the Company will be able to identify suitable acquisition or investment candidates or that the Company will be able to acquire or make an investment in such candidates on acceptable terms. In addition, competition for these acquisition and investment targets likely could also result in increased prices of acquisition and investment targets and a diminished pool of businesses, technologies, services and products available for acquisition or investment. Acquisitions also involve a number of other risks, including adverse effects on the company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired businesses, technologies, services or products and the possible failure to retain key acquired personnel. Furthermore, any acquired business could significantly underperform relative to the Company's expectations. For all these reasons, the Company's pursuit of an overall acquisition and investment strategy or any individual acquisition or investment may have a material adverse effect on the Company's business, results of operations and financial condition. To the extent the Company chooses to use cash consideration for acquisitions or investments, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. As the Company issues stock to complete acquisitions, existing stockholders will experience ownership dilution.

DEPENDENCE ON KEY PERSONNEL

    The Company's future success depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, particularly Kevin J. O'Connor, Chief Executive Officer and Chairman of the Board of Directors, Kevin P. Ryan, President and Chief Operating Officer and Dwight A. Merriman, Chief Technical Officer, none of whom has entered into an employment agreement with the Company. The loss of the services of one or more of the Company's key personnel could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the Internet industry is intense, and there can be no assurance that the Company will be able to retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. The Company has from time to time in the past experienced, and expects to continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications.

DEPENDENCE ON THE WEB INFRASTRUCTURE

    The Company's success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Web will not be adversely affected. Furthermore, the Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and such outages and delays could adversely affect the Web sites of Web publishers utilizing the Company's solutions and the level of traffic on such Web sites on the DoubleClick Network. In addition, the Web could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet protocol) that can handle increased levels of activity. There can be no assurance that the infrastructure or complementary products or services necessary to establish and maintain the Web as a viable commercial medium will be developed, or, if they are developed, that the Web will become a viable commercial medium for advertisers. If the necessary infrastructure, standards or protocols or complementary products, services or facilities are not developed, or if the Web does not become a viable commercial medium, the Company's business, results of operations and financial condition will be materially and adversely affected. Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed, there can be no assurance that the Company will not be required to incur substantial expenditures in order to adapt its solutions to changing or emerging technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, critical issues concerning the commercial use and government regulation of the Internet (including security, cost, ease of use and access, data privacy, intellectual property ownership and other legal liability issues) remain unresolved and could materially and adversely impact both the growth of the Internet and the Company's business, results of operations and financial condition.

DEPENDENCE ON PROPRIETARY RIGHTS; RISK OF INFRINGEMENT

    The Company regards its intellectual property as critical to its success, and the Company relies upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions to protect its proprietary rights. The Company has filed two patent applications with the United States Patent and Trademark Office to protect certain aspects of its technology. The Company pursues the protection of its trademarks by applying to register the trademarks in the United States and (based upon anticipated use) internationally, and is the owner of a registration for the DOUBLECLICK trademark in the United States. There can be no assurance that any of the Company's trademark registrations or patent applications will be approved or granted and, if they are granted, that they will not be successfully challenged by others or invalidated through administrative process or litigation. Further, if the Company's trademark registrations are not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that the Company would be able to enter into arrangements with such third parties on commercially reasonable terms allowing the Company to continue to use such trademarks. Patent, trademark, copyright and trade secret protection may not be available in every country in which the Company's solutions are distributed or made available. In addition, the Company seeks to protect its proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others. There can be no assurance that such agreements will provide adequate protection for the Company's proprietary rights in the event of any unauthorized use or disclosure, that employees of the Company, consultants, advisors or others will maintain the confidentiality of such proprietary information, or that such proprietary information will not otherwise become known, or be independently developed, by competitors. The Company's DART technology collects and utilizes data derived from user activity on the DoubleClick Network and the Web sites of Web publishers using the Company's solutions. This data is used for ad targeting and predicting ad performance. Although the Company believes that it has the right to use such data and the compilation of such data in the Company's database, there can be no assurance that any trade secret, copyright or other protection will be available for such information or that others will not claim rights to such information. Further, pursuant to its contracts with Web publishers using the Company's solutions, the Company is obligated to keep certain information regarding the Web publisher confidential.

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

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

    The Company has recently commenced operations in a number of international markets and a component of the Company's strategy is to continue to expand its international operations and international sales and marketing efforts. To date, the Company has limited experience in developing localized versions of its solutions and in marketing, selling and distributing its solutions internationally. There can be no assurance that the Company will be able to successfully market, sell and deliver its solutions in these markets. In Japan, Iberoamerica (Spain, Portugal and Latin America), Italy and Scandinavia, the Company is relying on its business partners for conducting operations, establishing local networks, aggregating Web publishers and coordinating sales and marketing efforts. The Company's agreements with its business partners have terms ranging from two to four years. Accordingly, the Company's success in such markets is directly dependent on the success of its business partners in such activities. No assurance can be given that such business partners will be successful or that such business partners will dedicate sufficient resources to the business relationship. The failure of the Company's business partners to successfully establish operations and sales and marketing efforts in such markets could have a material adverse effect on the Company's business, results of operations and financial condition.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    Due to concerns arising in connection with the increasing popularity and use of the Web, a number of laws and regulations may be adopted covering issues such as user privacy, pricing, characteristics, acceptable Web site and advertising content, commercial activities, taxation and quality of products and services. Such legislation could dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, certain local telephone carriers have petitioned governmental bodies to regulate Internet service providers ("ISPs") and online service providers ("OSPs") in a manner similar to long distance telephone carriers and to impose access fees on ISPs and OSPs. If any of these petitions or the relief sought therein is granted, the costs of communicating on the Web could increase substantially, potentially adversely affecting the growth in use of the Web. Further, due to the global nature of the Web, it is possible that, although transmissions relating to the Company's solutions originate in the State of New York, the governments of other states or foreign countries might attempt to regulate the Company's transmissions or levy sales or other taxes relating to the Company's activities. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

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

SHARES ELIGIBLE FOR FUTURE SALE

    Sales of significant amounts of Common Stock in the public market or the perception that such sales will occur could materially and adversely affect the market price of the Common Stock or the future ability of the Company to raise capital through an offering of its equity securities. In connection with the Company's initial public offering in February 1998, holders of 12,332,901 shares of Common Stock entered into lock-up agreements whereby they agreed not to sell, transfer or otherwise dispose of such shares of Common Stock until August 20, 1998. A substantial portion of these shares of Common Stock will be eligible for immediate sale in the public market without restriction beginning on August 20, 1998. The owners of all locked up shares have experienced substantial appreciation in the value of their shares relative to the price paid for them. In the event that all or a significant portion of these stockholders elect to sell their shares following the expiration of any restrictions on the sale of such shares, the price of the Company's Common Stock could be materially adversely affected, irrespective of the Company's operating performance.

POSSIBLE VOLATILITY OF STOCK PRICE

    Prior to the Company's initial public offering in February 1998, there was no public market for the Company's Common Stock. Due to the factors noted above, the trading price of the Company's Common Stock is likely to continue to be highly volatile and could be subject to wide fluctuations, particularly in response to variations in quarterly results of operations, the gain or loss of significant advertisers or Web publisher customers, changes in earning estimates by analysts, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in Internet-related industries, the respective market prices of companies in Internet-related industries and other events or factors, many of which are beyond the Company's control. In addition, the stock market, which has recently been at or near historic highs, has experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse effect on the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the possible sale of a significant number of shares of the Company's Common Stock by the holders thereof may have an adverse affect on the price of the Company's Common Stock.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)  Changes in Securities:

        NONE

    (b)  Use of Proceeds

        On February 19, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-42323). Pursuant to this Registration Statement, and the Abbreviated Registration Statement filed on February 19, 1998 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, on February 25, 1998, the Company completed the initial public offering of 4,025,000 shares of its Common Stock at an initial public offering price of $17.00 per share (the "Offering"). The Offering was managed by Goldman, Sachs & Co.,
    BT Alex.Brown and Cowen & Company. Proceeds to the Company, after calculation of the underwriters discount and commission, from the Offering totaled approximately $62.5 million net of offering costs of $1.1 million. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. During the six months ended June 30, 1998, the Company used $11.9 million of the proceeds from the Offering toward general corporate purposes, including working capital, and toward the expansion of the Company's international operations and sales and marketing capabilities. None of these expenses were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE

ITEM 5. OTHER INFORMATION

    NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

        (a) The following exhibits are filed as part of this report:

           11.1 Statement re: Computation of Basic and Diluted Net Loss Per
       Share

           27.1 Financial Data Schedule

        (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DOUBLECLICK INC.

Date: July 14, 1998             By:             /s/ JEFFREY EPSTEIN
                                     -----------------------------------------
                                                  Jeffrey Epstein
                                         CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                 FINANCIAL OFFICER)