Form 10-Q
period 1998-09-30
DOUBLECLICK INC
filed 1998-11-10
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR


              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-23709

                                DOUBLECLICK INC.
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                        13-3870996
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification Number)


                          41 MADISON AVENUE, 32ND FLOOR
                            NEW YORK, NEW YORK 10010
              (Address of Principal Executive Officer and Zip Code)

                                 (212) 683-0001
              (Registrant's Telephone Number, Including Area Code)


    Check whether the registrant:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of September 30, 1998, there were 16,626,919 shares of the registrant's common stock outstanding.





                                                                                                PAGE
PART I                             FINANCIAL INFORMATION                                       NUMBER
                                                                                               ------


ITEM 1:    Consolidated Financial Information:

           Consolidated Balance Sheet as of December 31, 1997 and September 30, 1998
           (unaudited with respect to September 30, 1998) ........................................3

           Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 1997 and 1998...............................................4

           Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 and 1998.......................................... ...........5

           Notes to Unaudited Consolidated Financial Statements.................. ................6

ITEM 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................. ................9

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings..................................................... ................23

ITEM 2:    Changes in Securities and Use of Proceeds............................. ................23

ITEM 3:    Defaults Upon Senior Securities....................................... ................24

ITEM 4:    Submission of Matters to a Vote of Security Holders................... ................24

ITEM 5:    Other Information..................................................... ................24

ITEM 6:    Exhibits and Reports on Form 8-K...................................... ................24

ITEM 7:    Signatures........................................................... .................25


                              DOUBLECLICK INC.

                         CONSOLIDATED BALANCE SHEET
               (Unaudited with respect to September 30, 1998)

                                                                     December 31,            September 30,
                                                                        1997                    1998
                                                                        ----                    ----

                                   ASSETS

Current assets:
Cash and cash equivalents ...........................................$ 2,671,845            $ 38,587,883
Short-term investments ..............................................  5,874,229              11,325,133
Accounts receivable, less allowances of $1,292,143 at
   December 31, 1997 and $2,511,709 at September 30, 1998 ...........  9,909,188              20,932,059
Prepaid expenses and other current assets ...........................    355,841                 635,177
                                                                         --------                -------
     Total current assets ........................................... 18,811,103              71,480,252

Property and equipment, net .........................................  1,997,326               7,578,772
Investments, at cost ................................................    254,926                 632,651
Other assets ........................................................     98,574                 510,682
                                                                          -------                -------
     Total assets ................................................. $ 21,161,929            $ 80,202,357
                                                                    -------------           ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ................................................... $ 8,142,429            $ 13,110,387
Accrued expenses ...................................................   2,828,474               6,256,678
Deferred revenues ..................................................      91,061               1,145,050
Deferred license and service fees ..................................     237,500                 420,833
                                                                         --------                -------
     Total current liabilities .....................................  11,299,464              20,932,948

Deferred license and service fees ..................................     462,500                 238,542
Capital lease obligations                                                      -                 256,813

Stockholders' equity:
Convertible preferred stock, par value $0.001; 40,000 shares
   authorized; issued and outstanding 40,000 at December 31, 1997 ..          40                       -
Common stock, par value $0.001; 40,000,000 shares authorized;
   issued and outstanding 6,118,972 at December 31, 1997;
   16,626,919 at Sepember 30, 1998 ..................................      6,119                  16,627
Additional paid-in capital .......................................... 46,996,328             109,615,615
Cumulative translation adjustment ...................................     (1,271)                 57,649
Deferred compensation ............................................... (1,056,773)               (554,301)
Unrealized loss on marketable securities ............................          -                  (1,605)
Accumulated deficit .................................................(36,544,478)            (50,359,931)
                                                                     ------------            ------------
     Total stockholders' equity .....................................  9,399,965              58,774,054
                                                                       ----------             ----------
     Total liabilities and stockholders' equity ................... $ 21,161,929            $ 80,202,357
                                                                    =============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                DOUBLECLICK INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                                 Three Months Ended                          Nine Months Ended
                                    ---------------------------------------------------------------------------------------
                                     September 30, 1997     September 30, 1998    September 30, 1997   September 30, 1998
                                     ------------------     ------------------    ------------------   ------------------

Revenues .................................... $ 8,189,482           $ 20,776,701         $ 19,657,224         $ 51,073,631
Cost of revenues ............................   5,559,541             13,970,129           13,047,902           34,538,696
                                                ----------            -----------          -----------          ----------
   Gross profit ............................    2,629,941              6,806,572            6,609,322           16,534,935
                                                ----------             ----------           ----------          ----------

Operating expenses
   Sales and marketing .....................    2,561,993              7,608,389            6,606,236           20,116,962
   General and administrative ..............    1,836,274              2,854,854            3,607,248            7,824,934
   Product development .....................      502,094              1,777,559            1,014,792            4,356,883
                                                  --------             ----------           ----------           ---------
     Total operating expenses ..............    4,900,361             12,240,802           11,228,276           32,298,779
                                                ----------            -----------          -----------          ----------

Loss from operations .......................   (2,270,420)            (5,434,230)          (4,618,954)         (15,763,844)

Interest income ............................      214,363                720,214              130,149            1,996,851
Interest Expense ...........................       84,213                     -               123,638               48,460
                                                   -------                    --              --------              ------


Net loss ................................... $ (2,140,270)          $ (4,714,016)        $ (4,612,443)       $ (13,815,453)
                                             =============          =============        =============       ==============

Basic and diluted net loss per share ......  $ (0.19)               $ (0.28)             $ (0.40)             $ (0.88)
                                             --------               --------             --------             --------
Weighted average shares
   used in basic and diluted net
   loss per share calculation .............  11,447,042             16,565,517           11,430,500           15,750,739
                                            -----------            -----------          -----------          ----------



              The accompanying notes are an integral part of these
                       consolidated financial statements

                                DOUBLECLICK INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                     Nine Months Ended
                                                                     --------------------------------------------------
                                                                        September 30, 1997       September 30, 1998
                                                                        ------------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ............................................................     $ (4,612,443)           $ (13,815,453)
   Adjustments to reconcile net loss to cash used
   in operating activities:
     Depreciation and amortization .....................................          236,320                1,334,173
     Amortization of deferred compensation .............................          197,999                  502,472
     Provision for bad debts and advertiser rebates ....................          633,607                1,219,566
     Changes in operating assets and liabilities:
       Accounts receivable .............................................       (3,631,215)             (12,242,437)
       Prepaid expenses and other assets ...............................         (109,640)                (414,695)
       Accounts payable ................................................        3,587,883                4,967,958
       Accrued expenses ................................................        1,051,548                3,428,204
       Deferred revenues ...............................................         580,909                1,013,364
                                                                                  --------               ---------
          Net cash used in operating activities ........................       (2,065,032)             (14,006,848)
                                                                               -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases, sales and maturities of short-term investments, net ......       (8,099,686)              (5,449,427)
   Investments .........................................................         (254,926)                (377,725)
   Other Assets ........................................................                -                 (279,831)
   Purchases of property and equipment .................................       (1,451,129)              (6,646,055)
                                                                               -----------              -----------
          Net cash used in investing activities ........................       (9,805,741)             (12,753,038)
                                                                               -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from initial public offering, net ..........................                -               62,560,222
   Proceeds from exercise of common stock options ......................           16,599                   69,533
   Proceeds from issuance of preferred stock, net ......................       39,831,994                        -
   Redemption of common stock ..........................................      (25,000,343)                       -
   Advances from related party .........................................        3,048,096                        -
   Payments under capital lease obligation .............................                -                  (12,751)
   Repayment of advances from related party ............................       (1,385,832)                      -
                                                                               -----------                      -
          Net cash provided by financing activities ....................       16,510,514               62,617,004
                                                                               -----------              ----------

Effect of cumulative translation adjustment ............................               -                    58,920
                                                                                       --                   ------

Net increase in cash and cash equivalents ..............................        4,639,741               35,916,038
Cash and cash equivalents at beginning of period .......................               -                 2,671,845
                                                                                       --                ---------

Cash and cash equivalents at end of period .............................      $ 4,639,741             $ 38,587,883
                                                                              ============            ============

Noncash Investing Activities:
   Acquisition of property and equipment under capital lease ...........             $ -                 $ 269,564
                                                                                     ====                =========


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

BASIS OF PRESENTATION

    The unaudited consolidated financial statements included herein include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in less than 20% owned business partners, for which the Company does not have the ability to exercise significant influence and there is not a readily determinable market value, are accounted for using the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared.

    The consolidated balance sheet as of September 30, 1998, the consolidated statement of operations for the three and nine months ended September 30, 1997 and 1998, and the consolidated statement of cash flows for the nine months ended September 30, 1997 and 1998 have been prepared by the Company, and are not audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

     Certain prior period amounts have been restated to conform with current period presentation.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

    The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 1997, as amended with the Securities and Exchange Commission through February 19, 1998 and its periodic filings with the Securities and Exchange Commission thereafter. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 1998.

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

    The Company performs ongoing credit evaluations of its advertiser and DART Service customers and generally does not require collateral. No single advertiser or DART Service customer represented more than 10% of revenues for the three and nine months ended September 30, 1998. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term investments. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing in money market funds, short term commercial paper, and A1 rated corporate bonds with an average days to maturity of 47 days as of September 30, 1998.

BASIC AND DILUTED NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock including the shares resulting from the conversion of the Convertible Preferred Stock as though such conversion occurred at the beginning of the earliest period presented, less shares assumed to have been redeemed in connection with the recapitalization of the Company in June 1997, as though such recapitalization also occurred at the beginning of the earliest period presented. Options to purchase shares of common stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company is currently evaluating its reportable segments and the impact of the new standard.

NOTE 2--PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives, or the term of leases, whichever is shorter.

                                                                          ESTIMATED    DECEMBER 31,    SEPT 30,
                                                                         USEFUL LIFE       1997          1998
                                                                         ------------  ------------  ------------
Computer Equipment and Software........................................     1-3 years   $1,768,509   $  7,176,080
Furniture and Fixtures.................................................       5 years      273,856        928,016
Leasehold Improvements.................................................     1-5 years      389,708      1,297,351
                                                                                       ------------  ------------
                                                                                         2,432,073      9,401,447
Less accumulated depreciation and amortization.........................                    434,747      1,822,675
                                                                                       ------------  ------------
                                                                                        $1,997,326   $  7,578,772
                                                                                       ------------  ------------


                                DOUBLECLICK INC.

NOTE 3--STOCKHOLDERS' EQUITY

    In February 1998, the Company completed an initial public offering of 4,025,000 shares of the Company's common stock. Proceeds to the Company from this initial public offering totaled approximately $62.5 million net of offering costs of approximately $1.1 million. Upon the closing of the initial public offering, the Company's convertible preferred stock converted into 6,234,434 shares of common stock. Options to purchase 248,513 shares of common stock were exercised during the nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER PUBLIC FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

    DoubleClick is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers. The Company currently has two primary product lines, each offering distinct Internet advertising solutions:
(i) the DoubleClick Network, launched in March 1996, includes DoubleClick Direct, an Internet direct marketing solution introduced on a limited basis in September 1997, and DoubleClick Local, an Internet advertising solution for regional and local advertisers; and (ii) DoubleClick's DART Service, marketed to Web publishers on a stand-alone basis since January 1997, and a version for Web advertisers introduced in October 1998 as part of the Closed Loop Marketing solutions suite of products designed to provide Internet advertisers and ad agencies real-time, in-depth abilities to control delivery, measurement and analysis of their online marketing campaigns. The DoubleClick Network and DART Service are available to Web publishers and advertisers in international markets. DoubleClick's proprietary DART technology, which dynamically matches and delivers ads to a target audience within milliseconds, is the platform for all of the Company's solutions.

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

     The Company was founded in January 1996 by Kevin J. O'Connor, the Company's Chief Executive Officer, Dwight A. Merriman, the Company's Chief Technical Officer, and the DoubleClick Division of Poppe Tyson, a subsidiary of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("Poppe Tyson"). The Company has grown from 13 employees as of March 31, 1996 to 373 employees as of September 30, 1998.

     Beginning in the fourth quarter of 1996, substantially all of the Company's revenues have been derived from the DoubleClick Network. The Company offers advertising on the DoubleClick Network to third party advertisers with pricing determined on a CPM (cost per thousand ads delivered) basis. Discounts are offered based on a variety of factors, including the duration and gross dollar amount of advertising campaigns. Advertisements delivered by the Company are typically sold pursuant to purchase order agreements, which are subject to cancellation. The Company's revenues are received from the advertiser that orders the ad, and the Company pays the Web publisher on whose Web site such advertisement is delivered a service fee calculated as a percentage of such revenues, which amount is included in cost of revenues. The Company is responsible for billing and collecting for ads delivered on the DoubleClick Network, including DoubleClick Local and DoubleClick Direct, and typically assumes the risk of non-payment from advertisers. In addition, the Company earns service fees for providing the DART Service to Web publishers and also to Internet advertisers and agencies through the Closed Loop Marketing Solutions suite of products. DoubleClick Direct advertising is priced on a "cost-per-click", "cost-per-lead" and "cost-per-sale or download" basis. To date, revenues from DoubleClick's DART Service, DoubleClick Direct, DoubleClick Local , Closed Loop Marketing Solutions and international operations have not been significant.

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

    The Company expects that revenues generated from the DoubleClick Network will continue to account for a substantial portion of the Company's revenues for the foreseeable future. Moreover, ads delivered on Web sites of the top four Web publishers in the DoubleClick Network, including AltaVista, accounted for approximately 60.3% of the Company's revenues for the nine months ended September 30, 1998. The Company typically enters into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. The failure to successfully market the DoubleClick Network, the loss of one or more of the Web sites which account for a significant portion of the Company's revenues from the DoubleClick Network, or any reduction in traffic on such Web sites could have a material adverse effect on the Company's business, results of operations and financial condition.

    In December 1996, the Company entered into an agreement with Digital Equipment Corporation ("Digital") (acquired by Compaq Computer Corp. ("Compaq") in June 1998) to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. The agreement was amended on January 7, 1998 to extend the term through December 1999 and to provide that the agreement would survive a change of control of AltaVista or Digital, although notwithstanding either such provision, either party may terminate the agreement upon 90 days' prior written notice. The Company has ongoing discussions with Compaq regarding the Company's relationship and agreement with AltaVista. The timing and outcome of such discussions are uncertain. As a result of such discussions, Compaq may elect, or notify the Company of its intention to elect, to terminate the agreement or demand concessions or contractual terms that are less favorable to the Company than the existing agreement. The loss of AltaVista as part of the DoubleClick Network, any reduction in traffic on or through the AltaVista Web site, the termination of AltaVista's contract with the Company or the negotiation of new terms to the agreement that are less favorable to the Company would have a material adverse effect on the Company's business, results of operations and financial condition. Compaq may also change or limit the type of advertisers that are acceptable for the AltaVista Web site, which could materially and adversely impact advertising revenues. Any development materially affecting the business or financial condition of AltaVista, including any consequences of the acquisition by Compaq, the sale of AltaVista to a third party, or the entering into of a strategic relationship with a third party with a dedicated ad sales force could have a material adverse effect on the Company's business, results of operations and financial condition.

    DoubleClick pays AltaVista a service fee calculated as a percentage of the revenues derived from the delivery of advertisements on or through the AltaVista Web site. Revenues from advertisements delivered on or through the AltaVista Web site were $9.2 million, or 44.4% of the Company's revenues and $24.4 million, or 47.8% of the Company's revenues for the three and nine months ended September 30, 1998, respectively. No other web site or publisher accounted for more than 10% of the Company's revenue for the three or nine months ended September 30, 1998.

    The Company has incurred significant losses since its inception, and as of September 30, 1998 had an accumulated deficit of $50.3 million, of which $25.3 million related to cumulative losses and $25.0 million related to the redemption of shares of Common Stock from certain stockholders in connection with the recapitalization of the Company that occurred simultaneously with the completion of a private placement of the Company's securities in June 1997. In addition, the Company recorded deferred compensation of $1.5 million, which represented the difference between the exercise price and the fair market value of the Company's Common Stock issuable upon the exercise of certain stock options granted to employees. The deferred compensation is being amortized over the vesting periods of the related options. Of the total deferred compensation amount, $0.9 million has been amortized as of September 30, 1998. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. The Company currently expects to significantly increase its operating expenses in order to expand its sales and marketing operations, to continue to expand internationally, to upgrade and enhance its DART technology and to market and support its solutions. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.

REVENUES

    Revenues increased $12.6 million from $8.2 million for the three months ended September 30, 1997 to $20.8 million, or 153.7%, for the three months ended September 30, 1998. Revenues increased $31.4 million from $19.7 million for the nine months ended September 30, 1997 to $51.1 million, or 159.8%, for the nine months ended September 30, 1998. The increase in revenues, both in absolute dollars and as a percentage of revenues, was due primarily to an increase in the number of advertisers and ads delivered on the DoubleClick Network, particularly ads delivered on or through the AltaVista Web site. Revenues earned from advertisements delivered on or through the AltaVista Web site were $9.2 million, or 44.4% of revenues and $24.4 million, or 47.8% of revenues for the three and nine months ended September 30, 1998, respectively, compared to 50.1% and 42.8% of revenues for the three and nine months ended September 30, 1997. Approximately $3.0 million of revenues for the nine months ended September 30, 1998 resulted from sales of inventory on the AltaVista Web site which was derived from an arrangement between AltaVista and another search engine that expired on June 30, 1998, and is therefore non-recurring. AltaVista is a significant part of the DoubleClick Network. No other Web site accounted for more than 10.0% of revenues for the three or nine months ended September 30, 1998, and no one advertiser accounted for 10.0% of revenues during the same periods. To date, the Company has not derived significant revenues from its DART Service, DoubleClick Direct, DoubleClick Local, Closed Loop Marketing Solutions or international operations.

COST OF REVENUES

    Cost of revenues consists primarily of service fees paid to Web publishers for ads delivered to the Web sites on the DoubleClick Network. Cost of revenues also includes other costs of delivering advertisements, including depreciation of the ad delivery system and Internet access costs. Gross margin was 32.1% and 32.8% for the three months ended September 30, 1997 and 1998, respectively. The increase in gross margin for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 is primarily due to an increase in DART service revenue, which achieves a higher gross margin, as a percentage of total revenue during such period. Gross margin was 33.6% and 32.4% for the nine months ended September 30, 1997 and 1998, respectively. Gross margin decreased for the nine months ended September 30, 1998 compared to September 30, 1997 primarily due to a decrease in the Company's revenue from the sale of advertisements on a commission basis as a percentage of the Company's total revenue. To the extent revenues from its DART service increase as a percentage of total revenues, the Company anticipates that its gross margin will increase.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, maintenance of the Company's Web site, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses increased $5.0 million, or 197%, from $2.6 million for the three months ended September 30, 1997, or 31.3% of revenues, to $7.6 million or 36.6% of revenue for the three months ended September 30, 1998. Sales and marketing expenses increased $13.5 million, or 204.5%, from $6.6 million for the nine months ended September 30, 1997, or 33.6% of revenues, to $20.1 million or 39.4% of revenue for the nine months ended September 30, 1998. The increase in absolute dollars was primarily attributable to the increase in sales personnel, commissions associated with the increase in revenues, costs associated with expanding international operations, and costs related to the continued development and implementation of the Company's marketing and branding campaigns. The increase in sales and marketing expenses as a percentage of revenues resulted from such expenses increasing more rapidly than revenues as the Company continued to build its sales and marketing infrastructure. The Company expects sales and marketing expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as the Company hires additional personnel, expands into new markets and continues to promote the DoubleClick brand.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional service fees and related supplies and materials. General and administrative expenses increased $1.0 million, or 55.5%, from $1.8 million for the three months ended September 30, 1997, or 22.4% of revenues, to $2.9 million or 13.7% of revenues for the three months ended September 30, 1998. General and administrative expenses increased $4.2 million, or 116.9%, from $3.6 million for the nine months ended September 30, 1997, or 18.4% of revenues, to $7.8 million or 15.3% of revenues for the nine months ended September 30, 1998. The increase in absolute dollars from the prior year nine month period was primarily the result of expenses related to increased personnel and professional service fees. The Company expects general and administrative expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as the Company hires additional personnel and incurs additional costs related to the growth of its business and its operations as a public company.
                                       11

    PRODUCT DEVELOPMENT. Product development expenses consist primarily of compensation and consulting expenses and enhancements to the DART technology. To date, all product development costs have been expensed as incurred. Product development expenses increased $1.3 million, or 254.0%, from $0.5 million for the three months ended September 30, 1997, or 6.1% of revenues, to $1.8 million or 8.6% of revenue for the three months ended September 30, 1998. Product development expenses increased $3.3 million, or 329.3%, from $1.0 million for the nine months ended September 30, 1997, or 5.2% of revenues, to $4.4 million or 8.5% of revenue for the nine months ended September 30, 1998. The increase in absolute dollars was due primarily to increases in product development personnel and consulting expenses. The increase in product development expenses as a percentage of revenues resulted from such expenses increasing more rapidly than revenues as the Company continued the development of its DART technology, DoubleClick Direct, DoubleClick Local and Closed Loop Marketing Solutions. The Company believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis but remain relatively constant as a percentage of revenues.

    INTEREST INCOME (EXPENSE)

    Net interest income increased $590,063 from net interest income of $130,150 for the three months ended September 30, 1997 to net interest income of $720,213 for the three months ended September 30, 1998. Net interest income increased $1,941,879 from net interest income of $6,511 for the nine months ended September 30, 1997 to net interest income of $1,948,390 for the nine months ended September 30, 1998. The increase in interest income was attributable to an increase in cash, cash equivalents and short-term investments as a result of the net proceeds received by the Company from its initial public offering of Common stock in February 1998. Interest income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rate of its investments.

    NET LOSS

    The Company's net loss increased $2.6 million, or $.09 per share, from $2.1 million for the three months ended September 30, 1997, or $0.19 per share, to $4.7 million for the three months ended September 30, 1998, or $0.28 per share.

    The Company's net loss increased $9.2 million, or $.48 per share, from $4.6 million for the nine months ended September 30, 1997, or $0.40 per share, to $13.8 million for the nine months ended September 30, 1998, or $0.88 per share. The increase in the net loss was primarily due to the hiring of additional personnel, particularly in sales and marketing, and product development. The Company expects to hire additional personnel and increase its spending for marketing and other infrastructure needs.

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

    Net cash used in operating activities was $2.1 million and $14.0 million for the nine months ended September 30, 1997 and 1998, respectively. Cash used in operating activities for the nine months ended September 30, 1998 resulted from net operating losses and increases in accounts receivable and other current assets, which were partially offset by increases in accounts payable, accrued expenses and deferred revenues.

    Net cash used in investing activities was $9.8 million and $12.8 million for the nine months ended September 30, 1997 and 1998, respectively. Cash used in investing activities for the nine months ended September 30, 1998 resulted from purchases of property and equipment, Investments, and the acquisition of assets of Soussy, a Quebec-based network of French web sites, partially offset by proceeds provided by the purchases, sales and maturities of short-term investments, net.

    Net cash provided by financing activities was $16.5 million and $62.6 million for the nine months ended September 30, 1997 and 1998, respectively. Cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of net proceeds received by the Company in connection with the closing of its initial public offering in February 1998.

    As of September 30, 1998, the Company had $38.6 million of cash and cash equivalents and $11.3 million in short-term investments. The Company's principal commitments consisted of obligations under operating and capital leases.

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

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness. The Company has made a preliminary assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable the Company to provide and deliver its solutions, and its non-IT systems. The Company's assessment plan consists of (i) quality assurance testing of its internally developed proprietary software incorporated in its solutions ("Solutions Software"); (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the Company's solutions to its web publisher and advertiser customers; (iii) contacting vendors of material non-IT systems; (iv) assessment of repair or replacement requirements; (v) repair or replacement; (vi) implementation; and (vii) creation of contingency plans in the event of Year 2000 failures. The Company plans to perform a Year 2000 simulation on its Solutions Software during the first quarter of 1999 to test system readiness. Based on the results of its Year 2000 simulation test, the Company intends to revise the code of its Solutions
Software as necessary to improve the Year 2000 compliance of its Solutions Software. The Company has been informed by many of its vendors of material hardware and software components of its IT systems that the products used by the Company are currently Year 2000 compliant. The Company will require vendors of its other material hardware and software components of its IT systems to provide assurances of their Year 2000 compliance, and plans to complete this process during the first half of 1999. The Company is currently assessing the materiality of its non-IT systems and will seek assurances of Year 2000 compliance from providers of material non-IT systems. Until such testing is complete and such vendors and providers are contacted, the Company will not be able to completely evaluate whether its IT systems or non-IT systems will need to be revised or replaced.

    Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential costs of revisions to its Solutions Software should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although the Company does not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, results of operations and financial condition.

    Risks. The Company is not currently aware of any Year 2000 compliance problems relating to Solutions Software or its IT or non-IT systems that would have a material adverse effect on the Company's business, results of operations and financial condition, without taking into account the Company's efforts to avoid or fix such problems. There can be no assurance that the Company will not discover Year 2000 compliance problems in its Solutions Software that will require substantial revisions. In addition, there can be no assurance that third-party software, hardware or services incorporated into its material IT and non-IT systems will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of the Company to fix its Solutions Software or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its Software Solutions, and its IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the control of the Company, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the Web sites of the Company's publisher customers, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    Contingency Plan. As discussed above, the Company is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of the Company's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER PUBLIC FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

DEPENDENCE ON ALTAVISTA

    Revenues from advertisements delivered on or through the AltaVista Web site represented 44.7% of the Company's revenues for the year ended December 31, 1997, and 44.4% and 47.8% of the Company's revenues for the three months and nine months ended September 30, 1998, respectively. In December 1996, the Company entered into an agreement with Digital (acquired by Compaq in June 1998) to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. The agreement was amended on January 7, 1998 to extend the term through December 1999 and to provide that the agreement would survive a change of control of AltaVista or Digital, although, notwithstanding either such provision, either party may terminate the agreement upon 90 days' prior written notice. The Company has ongoing discussions with Compaq regarding the Company's relationship and agreement with AltaVista The timing and outcome of such discussions are uncertain. As a result of such discussions, Compaq may elect, or notify the Company of its intention to elect, to terminate the agreement or demand concessions or contractual terms that are less favorable to the Company than the existing agreement. The loss of AltaVista as part of the DoubleClick Network, any reduction in traffic on or through the AltaVista Web site, the termination of AltaVista's contract with the Company or the negotiation of new terms to the agreement that are less favorable to the Company would have a material adverse effect on the Company's business, results of operations and financial condition. Compaq may also change or limit the type of advertisers that are acceptable for the AltaVista Web site, which could materially and adversely impact advertising revenues. In addition, any development materially affecting the business or financial condition of AltaVista, including any consequences of the acquisition by Compaq, the sale of AltaVista to a third party, or the entering into of a strategic relationship with a third party with a dedicated ad sales force, could have a material adverse effect on AltaVista's business or the Company's relationship with AltaVista.

WEB PUBLISHER CONCENTRATION

    Ads delivered on the Web sites of the top four Web publishers on the DoubleClick Network, including AltaVista, accounted for approximately 60.3% of the Company's revenues for the nine months ended September 30, 1998 and approximately 61.2% of the Company's revenues for the year ended December 31, 1997. The Company anticipates that a substantial portion of the Company's future revenues will be derived from ads delivered on the Web sites of a limited number of Web publishers. The Company typically enters into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. The loss of one or more of the Web sites which account for a significant portion of the Company's revenues from the DoubleClick Network or any reduction in traffic on such Web sites could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the loss of such Web sites may result in the loss of advertisers or Web publishers from the DoubleClick Network, which could have a material adverse effect on the Company's business, results of operations and financial condition. Given the short-term nature of the Company's contracts, the Company may, in the future, have to negotiate a new contract or renewal which may have terms that are not as favorable to the Company as its existing contract, and such renegotiations could have a material adverse effect on the Company's business, results of operations and financial condition.

RELIANCE ON THE DOUBLECLICK NETWORK

    Since the third quarter of 1996, the Company's DoubleClick Network has accounted for substantially all of the Company's revenues. Although the Company's solutions include the DoubleClick DART Service and the recently introduced Closed Loop Marketing solutions, the Company expects that revenues generated from advertisements delivered to Web sites on the DoubleClick Network will continue to account for a substantial portion of the Company's revenues for the foreseeable future. The DoubleClick Network consists of Web sites of a limited number of Web publishers that have contracted for the Company's solutions pursuant to short-term agreements. There can be no assurance that such Web publishers will remain associated with the DoubleClick Network, that the Web sites on the DoubleClick Network will maintain consistent or increasing levels of traffic over time, or that the Company will be able to timely or effectively replace any exiting DoubleClick Network Web site with other Web sites with comparable traffic patterns and user demographics. The failure of the Company to successfully market the DoubleClick Network or the failure of the Web sites on the DoubleClick Network to maintain consistent or increasing levels of traffic would have a material adverse effect on the Company's business, results of operations and financial condition.

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

MANAGEMENT OF GROWTH

    The Company has experienced rapid growth in its operations. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. The Company has grown from 13 employees as of March 31, 1996 to 373 employees as of September 30, 1998. The Company expects that the number of its employees will continue to increase for the foreseeable future. There can be no assurance that the Company's systems, procedures, or controls will be adequate to support the Company's expanding operations, or that the Company's management will be able to achieve the rapid execution necessary to successfully offer its solutions and implement its business plan. The Company's data center is currently located in the Company's executive offices in New York, New York. The Company is considering relocating its data operations into a new facility in the New York City metropolitan area. The inability to successfully manage such relocation would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future results of operations will also depend on its ability to expand its sales and marketing and customer support organizations both domestically and internationally. The failure of the Company to manage its growth effectively would have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company's future performance may depend on the Company's ability to integrate any acquired business, technologies, services or products, which, even if successful, may take a significant period of time and expense, and may place a significant strain on the Company's resources. If the Company is unable to manage any such acquisition-based growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

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

     The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and use of certain information regarding Internet users. These limitations may limit the Company's ability to target advertising or collect and utilize information in certain European countries. Since the implementing regulations have not been adopted at this time, the impact of the directive can not yet be determined.

UNPROVEN BUSINESS MODEL

    The Company's business model is to generate revenues solely by providing Internet advertising solutions to advertisers and Web publishers. The profit potential of the Company's business model is unproven, and, to be successful, the Company must, among other things, develop and market solutions that achieve broad market acceptance by advertisers and Web publishers. There can be no assurance that Internet advertising, in general, or the Company's solutions, in particular, will achieve broad market acceptance. The Company's ability to generate significant revenues from advertisers will depend, in part, on the development of a large base of Web publishers that utilize the Company's solutions and have Web sites with adequate available ad space inventory, and whose Web sites generate sufficient user traffic with demographic characteristics that are attractive to such advertisers. Furthermore, there is intense competition among sellers of Internet advertising and a variety of related pricing models have developed, making it difficult to project future levels of advertising revenues and applicable gross margins that can be sustained by the Company or the Internet advertising industry in general. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth and maintain sufficient gross margins.
                                       17

    Market acceptance of the Company's new products, including DoubleClick Local and Closed Loop Marketing solutions, will depend on the continued emergence of Internet commerce and market demand for the services. There can be no assurance that the market for the Company's new products will develop or that demand for the Company's new products will emerge or become sustainable.


RISK OF SYSTEM FAILURE; YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness. The Company has made a preliminary assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable the Company to provide and deliver its solutions, and its non-IT systems. The Company's assessment plan consists of (i) quality assurance testing of its internally developed proprietary software incorporated in its solutions ("Solutions Software"); (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the Company's solutions to its web publisher and advertiser customers; (iii) contacting vendors of material non-IT systems; (iv) assessment of repair or replacement requirements; (v) repair or replacement; (vi) implementation; and (vii) creation of contingency plans in the event of Year 2000 failures. The Company plans to perform a Year 2000 simulation on its Solutions Software during the first quarter of 1999 to test system readiness. Based on the results of its Year 2000 simulation test, the Company intends to revise the code of its Solutions
Software as necessary to improve the Year 2000 compliance of its Solutions Software. The Company has been informed by many of its vendors of material hardware and software components of its IT systems that the products used by the Company are currently Year 2000 compliant. The Company will require vendors of its other material hardware and software components of its IT systems to provide assurances of their Year 2000 compliance, and plans to complete this process during the first half of 1999. The Company is currently assessing the materiality of its non-IT systems and will seek assurances of Year 2000 compliance from providers of material non-IT systems. Until such testing is complete and such vendors and providers are contacted, the Company will not be able to completely evaluate whether its IT systems or non-IT systems will need to be revised or replaced.

    Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential costs of revisions to its Solutions Software should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although the Company does not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, results of operations and financial condition.

    Risks. The Company is not currently aware of any Year 2000 compliance problems relating to Solutions Software or its IT or non-IT systems that would have a material adverse effect on the Company's business, results of operations and financial condition, without taking into account the Company's efforts to avoid or fix such problems. There can be no assurance that the Company will not discover Year 2000 compliance problems in its Solutions Software that will require substantial revisions. In addition, there can be no assurance that third-party software, hardware or services incorporated into its material IT and non-IT systems will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of the Company to fix its Solutions Software or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its Software Solutions, and its IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the control of the Company, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the Web sites of the Company's publisher customers, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    Contingency Plan. As discussed above, the Company is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of the Company's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

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

    The Company competes for Internet advertising revenues with large Web publishers and Web search engine companies, such as America Online, Yahoo!, Excite, Lycos and Infoseek. Further, the DoubleClick Network competes with a variety of Internet advertising networks, including 24/7 Media. In marketing the DoubleClick Network and its DART Service to Web publishers, the Company also competes with providers of ad servers and related services, including NetGravity and AdForce. The Company also encounters competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies which facilitate Internet advertising. Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners, advertisers and Web publishers. Further, there can be no assurance that the Company's competitors will not develop Internet products or services that are equal or superior to the solutions developed by the Company or that achieve greater market acceptance than the Company's solutions. The Company also expects that competition may increase as a result of industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of the Company's prospective advertising and Web publisher customers. Accordingly, it is possible that new competitors or alliances among existing or potential competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against existing or potential competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

DEPENDENCE ON PROPRIETARY RIGHTS; RISK OF INFRINGEMENT

    The Company regards its intellectual property as critical to its success, and the Company relies upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions to protect its proprietary rights. The Company has filed three patent applications with the United States Patent and Trademark Office and one patent application pursuant to international treaty to protect certain aspects of its technology. The Company pursues the protection of its trademarks by applying to register the trademarks in the United States and (based upon anticipated use) internationally, and is the owner of a registration for the DOUBLECLICK trademark in the United States. There can be no assurance that any of the Company's trademark registrations or patent applications will be approved or granted and, if they are granted, that they will not be successfully challenged by others or invalidated through administrative process or litigation. Further, if the Company's trademark registrations are not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, there can be no assurance that the Company would be able to enter into arrangements with such third parties on commercially reasonable terms allowing the Company to continue to use such trademarks. Patent, trademark, copyright and trade secret protection may not be available in every country in which the Company's solutions are distributed or made available. In addition, the Company seeks to protect its proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others. There can be no assurance that such agreements will provide adequate protection for the Company's proprietary rights in the event of any unauthorized use or disclosure, that employees of the Company, consultants, advisors or others will maintain the confidentiality of such proprietary information, or that such proprietary information will not otherwise become known, or be independently developed, by competitors. The Company's DART technology collects and utilizes data derived from user activity on the DoubleClick Network and the Web sites of Web publishers using the Company's solutions. This data is used for ad targeting and predicting ad performance. Although the Company believes that it has the right to use such data and the compilation of such data in the Company's database, there can be no assurance that any trade secret, copyright or other protection will be available for such information or that others will not claim rights to such information. Further, pursuant to its contracts with Web publishers using the Company's solutions, the Company is obligated to keep certain information regarding the Web publisher confidential.

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

CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS

    The directors and executive officers and their affiliates beneficially own approximately 38.6% of the outstanding Common Stock. As a result, these stockholders may be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

SHARES ELIGIBLE FOR FUTURE SALE

    Sales of significant amounts of Common Stock in the public market or the perception that such sales will occur could materially and adversely affect the market price of the Common Stock or the future ability of the Company to raise capital through an offering of its equity securities. A substantial portion of the shares of the Company's Common Stock outstanding are restricted securities and are eligible for immediate sale in the public market without restriction. In the event that all or a significant portion of the stockholders holding such shares elect to sell their shares, the price of the Company's Common Stock could be materially adversely affected, irrespective of the Company's operating performance.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)  Changes in Securities:

         NONE

    (b)  Use of Proceeds

        On February 19, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-42323). Pursuant to this Registration Statement, and the Abbreviated Registration Statement filed on February 19, 1998 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, on February 25, 1998, the Company completed the initial public offering of 4,025,000 shares of its Common Stock at an initial public offering price of $17.00 per share (the "Offering"). The Offering was managed by Goldman, Sachs & Co., BT Alex.Brown and Cowen & Company. Proceeds to the Company, after calculation of the underwriters discount and commission, from the Offering totaled approximately $62.5 million net of offering costs of $1.1 million. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. During the nine months ended September 30, 1998, the Company used $26.8 million of the proceeds from the Offering toward general corporate purposes, including working capital, and toward the expansion of the Company's international operations and sales and marketing capabilities. None of these expenses were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE

ITEM 5. OTHER INFORMATION

    NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

        (a) The following exhibits are filed as part of this report:

           11.1 Statement re: Computation of Basic and Diluted Net Loss Per
       Share

           27.1 Financial Data Schedule

        (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DOUBLECLICK INC.

Date: November 10, 1998             By:             /s/ JEFFREY EPSTEIN
                                     -----------------------------------------
                                                  Jeffrey Epstein
                                         CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                 FINANCIAL OFFICER)