Form 10-K
period 1998-12-31
DOUBLECLICK INC
filed 1999-03-04
CIK 1049480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NUMBER 000-23709



                                DOUBLECLICK INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


   DELAWARE                    7319                            13-3870996
  (State of        (Primary Standard Industrial             I.R.S.Employer
Incorporation)         Classification Code)              Identification Number)

                          41 MADISON AVENUE, 32ND FLOOR
                            NEW YORK, NEW YORK 10010
                                 (212) 683-0001
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                   -----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK $.001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1999 was $1,526,143,850 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant's common stock as of
                        January 31, 1999 was 19,643,177.

                                DOUBLECLICK INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                       Page
                                                                                                       ----

PART I
------
------

Item 1.    Business..................................................................................     1

Item 2.    Properties................................................................................     9

Item 3.    Legal Proceedings.........................................................................    10

Item 4.    Submissions of Matters to a Vote of Security Holders......................................    10

PART II
------
------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....................    11

Item 6.    Selected Financial Data...................................................................    12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations.........................................................................    14

Item 8.    Financial Statements and Supplementary Data...............................................   F-1

Item 9.    Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.................................................................   I-1
PART III
--------
--------

Item 10.   Directors and Executive Officers of the Registrant........................................   I-2

Item 11.   Executive Compensation....................................................................   I-2

Item 12.   Security Ownership of Certain Beneficial Owners and Management............................   I-2

Item 13.   Certain Relationships and Related Transactions............................................   I-2

PART IV
-------
-------

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K..........................   I-3

  Signatures.........................................................................................   I-5


    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT DOUBLECLICK AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. DOUBLECLICK UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.


ITEM 1. BUSINESS

    DoubleClick Inc. was incorporated in Delaware on January 23, 1996 as DoubleClick Incorporated and changed its name to DoubleClick Inc. on May 14, 1996. Reference in this Report to "DoubleClick", "we", "our", and "us" refer to DoubleClick Inc. and its subsidiaries. DoubleClick's principal offices are located at 41 Madison Avenue, 32nd Floor, New York, New York 10010 and its telephone number at that location is (212) 683-0001.

    DoubleClick is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers worldwide. DoubleClick's technology and media expertise enable DoubleClick to deliver highly targeted, measurable and cost-effective Internet advertising for advertisers and ad agencies, and to increase ad sales and improve ad space inventory management for Web publishers. DoubleClick currently has two principal service offerings: the DoubleClick Network and DART Service.

    - DOUBLECLICK NETWORK (AD SALES). The DoubleClick Network provides fully-outsourced ad sales, delivery and related services to publishers of highly-trafficked Web sites, including AltaVista, The Dilbert Zone, Macromedia and U.S. News Online. The DoubleClick Network focuses on meeting the advertising needs of Internet advertisers who target users on a national, international and/or local basis.

    - DART SERVICE (AD SERVING). Our DART Service provides Web publishers, advertisers and ad agencies with the ability to control the targeting, delivery, measurement and analysis of their online marketing campaigns on a real-time basis.

    DoubleClick's proprietary DART technology provides the platform for DoubleClick's solutions. This technology enables advertisers to optimize ad performance by dynamically targeting and delivering ads to Web users based on pre-selected criteria. As a user visits the Web sites of Web publishers that utilize DoubleClick's solutions, DART collects information regarding the user and his or her viewing activities and ad responses, and applies this data to improve its ability to predict the user's reaction and enhance DART's ad targeting capabilities. The sophisticated tracking and reporting functionality incorporated into DART provides advertisers with accurate measurements of ad performance based on selected criteria. In addition, DART provides Web publishers with sophisticated ad space inventory management capabilities.

    In December 1998, we received over 5.3 billion requests for the delivery of ads (impressions) generated by an aggregate of approximately 6,400 Web sites of 570 Web publishers which used our solutions. We estimate that more than 48 million users worldwide visited Web sites within the DoubleClick Network during December 1998. According to Media Metrix, 45.8% of Internet users in the United States visited Web sites within the DoubleClick Network during the same month. We believe that the number of Web users worldwide will increase from approximately 113 million at the end of 1998 to 247 million by the end of 2002. We also believe that the dollar value of Internet advertising in the United

States will increase from approximately $1.9 billion in 1998 to $7.7 billion in 2002. During the fourth quarter of 1998, we managed approximately 18,000 Internet advertisements for over 2,300 advertisers.

    In 1998, DoubleClick's DART technology delivered approximately 34 billion ads worldwide. DART's dynamic matching, targeting and delivery functions enable Web advertisers to target their advertising based on a variety of factors, including user interests, time of day, day of week, organization name and size, domain type (i.e., commercial, government, education, network), operating system, server type and version, and keywords. In addition, DoubleClick offers the ability to match geographic location of the user's server and organization revenue, if known, through third-party databases. DART also manages the frequency and distribution of ad placements to limit repetitive ad exposures that can reduce ad effectiveness. Further, in order to deliver the advertisements on the pages that are likely to result in the best response, DART improves its predictive capabilities by continuously collecting anonymous information regarding the user's viewing activities and ad responses.

    DART is a powerful ad performance tracking and reporting tool. Detailed daily online performance reports allow advertisers and Web publishers to actively monitor and react to the success of particular ads and marketing campaigns and Web site traffic patterns, respectively. Such reports can be further tailored to evaluate ad success based on the dynamic ad matching, targeting and delivering factors set forth above. DART delivers advertising content developed using most leading Web tools and technologies, including Java, JavaScript, RealAudio, RealVideo, Enliven and VRML. In addition, DART is compatible with leading host servers, regardless of the Web publisher's hardware or software. DART is designed to be highly reliable and to operate 24 hours a day, seven days a week with minimal downtime. Enhancements of the DART technology have allowed for the development of additional features providing:
(i) advertisers with the ability to test the effectiveness of the creative content of an advertisement before launching an ad campaign by comparing click-through rates on alternative advertisements; (ii) advertisers with the opportunity to track a user to the advertiser's own Web site to determine what actions a user takes following a click-through; and (iii) Web publishers with the ability to accurately manage and record advertising activity and track related revenue over a network of affiliated Web sites.

                           PRINCIPAL SERVICE OFFERINGS

TECHNOLOGY OVERVIEW

     DoubleClick's proprietary DART technology serves as the enabling platform for all of DoubleClick's solutions. This centralized ad management technology, resident on DoubleClick's server, is linked to a Web publisher's and/or advertiser's server and completes the dynamic ad matching, targeting and delivering functions within milliseconds. In addition, continuous enhancements to DART can be made without the need for a Web publisher to upgrade or purchase new equipment or software upgrades.

DOUBLECLICK NETWORK

    Utilizing DoubleClick's proprietary DART technology, the DoubleClick Network provides effective Internet advertising solutions to both advertisers and Web publishers. The DoubleClick Network consists of highly-trafficked Web sites grouped together by DoubleClick in defined categories of interest. In 1998, approximately 20 billion ads were delivered on the DoubleClick Network. DoubleClick pays each Web publisher whose Web sites are on the DoubleClick Network a service fee calculated as a percentage of the amount it charges advertisers for delivering advertisements on the DoubleClick Network. In addition, DoubleClick is responsible for billing and collecting for ads delivered on the DoubleClick Network and typically assumes the risk of non-payment from advertisers. Since December 1996, DoubleClick has derived substantially all of its revenues from advertisements delivered on the DoubleClick Network.

    Web publishers seeking to add their Web sites to the DoubleClick Network must meet defined inclusion and maintenance criteria based upon, among other things, the demographics of the particular Web site's users, the Web site's content quality and brand name recognition, the level of existing and projected traffic on the Web site, and/or the opportunity to provide sponsorship opportunities. By preserving the integrity of the DoubleClick Network through the maintenance of such defined criteria, DoubleClick enhances an advertiser's ability to have its advertisements seen by the appropriate audience. In addition, the DoubleClick Network provides greater efficiencies to advertisers by allowing them to reach several different target audiences all through one ad purchase and ad campaign.

    DoubleClick intends to continuously target Web publishers of high quality directories, search engines and premium Web sites for addition to the existing categories of interest in the DoubleClick Network and to expand into additional categories of interest based on advertisers' targeting needs. The following table identifies the DoubleClick Select Network's categories of interest and a representative sample of their respective Web sites as of December 1, 1998:

PREMIUM SITES
 AltaVista Search
 Billboard Online
 Fast Company
 Macromedia
 The Dilbert Zone
 U.S. News Online

SEARCH, DIRECTORIES & ISPS
 AltaVista Search
 Copernic
 GTE Internet
 GTE SuperPages
 Internet Address Finder
 MindSpring
 Northern Light Research Engine
 Open Text's Business Search
 Supernews
 Yellowpages.com
 Ameritech

NEWS, INFORMATION & CULTURE
 A&E
 A&E's Mysteries.com
 Atlantic Unbound
 Biography
 New York Daily News
 PBS Online
 The History Channel
 U.S. News Online
 USA TODAY Marketplace

COLLEGE
 Animalhouse.com
 JOBTRAK
 U.S. News Edu Online

BUSINESS & FINANCE
 BigCharts
 ClearStation
 EDGAR ONLINE
 Fast Company
 Individual Investor Online

 Multex Investor Network
 StockMaster
 USA TODAY/Lipper
 Worth Online

TRAVEL
 easySABRE
 TheTrip.com
 Travelocity
 Travelon
 TravelWeb

AUTOMOTIVE
 Autobytel.com
 Automobile Magazine
 Kelley Blue Book
 Popular Mechanics: PM Zone

ENTERTAINMENT
 Billboard Online
 Sega Online
 The WebStakes Network
 United Media's ComicZone
 Vibe Online
 BMG/Bugjuice
 BMG/Peeps
 BMG/TwangThis!
 BMG/getmusic

SPORTS
 Major League Baseball
 One on One Sports
 USA TODAY Sportscores

WOMEN & FAMILY
 Essence Online
 Fashion Net
 Home & Garden Television
 Modern Bride.com
 Parent Partners.com
 Snoopy.com
 The CyberMom
 The Food Network
 Top Secret Recipes

HEALTH
 HealthCentral.com
 Intelihealth
 Ivanhoe Broadcast News
 WEB MD

TECHNOLOGY
 Cosmo Software (VRML)
 Diamond Multimedia Systems
 Egghead
 Macromedia
 MFC Programmers' Source Book
 My Desktop Network
 Network Associates
 ShockRave
 Softseek
 IBM Intellectual Property Network
 The Dilbert Zone
 WITI (Women in Technology
    International)

    Over 2,300 advertisers from a variety of industries utilized the DoubleClick Network during the fourth quarter of 1998, including many of the leading Internet advertisers. In certain instances, advertisers promote a number of products at one time. In turn, there may be a number of advertising campaigns being run simultaneously for each product, each with a number of advertisements. Further, many advertisers use advertising agencies to strategically place their advertisements. As a result, DoubleClick maintains relationships with, and focuses its sales and marketing efforts on, both advertisers and advertising agencies. Set forth below is a representative list of advertisers that delivered advertisements on the DoubleClick Network during 1998:


Amazon.com         Hewlett Packard
AT&T               IBM
Bell South         Intel
CDNow              Microsoft
Charles Schwab     MonsterBoard
Datek Online       Quick & Reilly
Discover           3Com
 Brokerage         Volvo
General Motors     Ziff Davis
GTE                 Interactive

    To take advantage of the global reach of the Internet, DoubleClick has established and is continuing to establish DoubleClick Networks in Europe, Asia and other international markets. DoubleClick currently has operations in Australia, Canada, France, Germany, the United Kingdom, and Benelux (Belgium, Netherlands and Luxembourg) and through its business partners, in Japan, Iberoamerica (Spain, Portugal and Latin America), Italy and Scandinavia (Sweden, Norway, Finland, and Denmark). DoubleClick's international operations allow advertisers to target users in specific countries and worldwide and enables overseas advertisers to focus their advertising in their own domestic market, the United States market or globally. Further, by locating ad servers in foreign locations, DoubleClick is seeking to facilitate the rapid delivery of Internet advertising in international markets.

    DOUBLECLICK LOCAL. Introduced in July 1998, DoubleClick Local uses the geo-targeting capabilities of DART to allow advertisers to deliver advertisements to Web sites using the DART technology to users only in specified cities, states or regions.

    DOUBLECLICK DIRECT. Launched on a limited basis in the fourth quarter of 1997, DoubleClick Direct provides direct marketers with the opportunity to conduct targeted advertising on a cost-per-action basis, paying only when users click on an ad placed on a Web site, fill out a lead form, download software, or buy a product. Web publishers, including those in the DoubleClick Network, may designate a selected portion of their previously unsold inventory on a monthly basis for such direct marketers. DoubleClick's DART technology analyzes which ads receive the best response on which

Web sites and then selects the appropriate ad and places it on the Web sites and pages within the Web sites where the ad is expected to yield the best results. Further, DoubleClick Direct tracks and audits transactions in real time, while at the same time using the information to automatically enhance and update DoubleClick Direct. DoubleClick expects direct marketers to utilize DoubleClick Direct pursuant to short-term contracts. DoubleClick Direct has been marketed to selected direct marketers on a limited basis.

    DOUBLECLICK SPONSORSHIP. DoubleClick Sponsorship programs offer advertisers a more integrated brand presence, more impact than a standard banner campaign, greater interaction with site users and "ownership" of site content and functionality. DoubleClick offers expertise in sponsorship development, assistance in conceptualization and creative development, technical site integration, tracking and performance. Through programs involving text-links, microsites, and co-branded content areas, DoubleClick has expanded the amount of saleable inventory. DoubleClick believes that sponsorship programs will enhance branding, driving sales, and provide a compelling interactive relationship between the brand and the user. DoubleClick Sponsorships was launched in the first quarter of 1998.

    DART SERVICE

     DART FOR PUBLISHERS. Since January 1997, the DART Service has been provided as a comprehensive turnkey advertising solution to those Web publishers with internal sales forces that desire to take advantage of DoubleClick's DART technology to facilitate and support their Internet ad placements. By utilizing the DART Service, a Web publisher is provided with all of the dynamic ad matching, targeting and delivering features of the DART technology, including the predictive modeling benefits enabled by DoubleClick's continuous collection of anonymous information regarding the users viewing activities and ad responses. The DART Service functions as the Web publisher's ad server and works in coordination with the Web publisher's content server. The DART Service is generally offered to Web publishers pursuant to annual service contracts terminable by either party on 30 days prior written notice. As of December 31, 1998, there were 226 Web publishers using the DART Service, including Bloomberg, NBC, iName, The Wall Street Journal Interactive Edition, Intuit, CBS Marketwatch, eBay, theglobe.com, and IDGNet.

    CLOSED LOOP MARKETING SOLUTIONS. Introduced in the fourth quarter of 1998, the Closed Loop Marketing Solutions suite of products is designed to provide Internet advertisers and ad agencies with the ability to control targeting, delivery, measurement and analysis of their online marketing campaigns on a real-time basis. This suite of products enables advertisers and ad agencies to control the delivery of their ad campaigns, including the ability to change creative, targeting criteria, frequency and other marketplace variables in real-time. This suite of products includes:

         DART FOR ADVERTISERS. DoubleClick's DART technology allows advertisers and their agencies to control and centralize the targeting, delivery and reporting of online advertising, regardless of Web site location. DART centralizes campaign management and creates a single set of reports (including post-click activity) for entire campaigns. This enhanced measurement and analysis increases the control and ability of advertisers to maintain effective decision making.

         DOUBLECLICK DATABANK. DataBank is a comprehensive data mining service that allows advertisers to comprehend the effectiveness of their marketing strategies and improve their marketing efforts. This service provides the infrastructure for an advertiser to effectively store and analyze its of online advertising data and transactions. With DataBank's "knowledge discovery" mechanism, patterns and correlations between ad campaigns and customers' activities can be established.

         DOUBLECLICK BOOMERANG. Boomerang is a one-to-one targeting solution that allows advertisers to re-market to specific categories of customers. DoubleClick's DART technology serves ads specifically to prospects, as identified by past behavior, subsequent to their visit to a Web site, as well as marketing to frequent buyers, new customers, or those that have visited a web site and have not responded or purchased. Boomerang is designed to increase audience retention and sales revenues, and closes the loop between advertising and sales. Boomerang targets users on an anonymous basis based on past behavior as tracked by DoubleClick's cookies or as provided by their advertiser.

                               SALES AND MARKETING

UNITED STATES

    DoubleClick sells its solutions in the United States through a sales and marketing organization which consisted of an aggregate of 221 employees as of December 31, 1998. These employees are located at DoubleClick's headquarters in New York, and in DoubleClick's offices in Atlanta, Boston, Chicago, Detroit, Dallas, Los Angeles and San Francisco. The sales organization is divided into dedicated groups focused on sales of advertisements to be delivered on the DoubleClick Network and sales of the DART Service. In addition, the ad sales group employs an internal telesales force to solicit leads obtained from, and to respond to inbound inquiries stimulated by, DoubleClick's marketing efforts.

    DoubleClick has created business development subgroups for each of the DoubleClick Network's categories of interest to recruit Web publishers with high quality Web sites for inclusion in the DoubleClick Network. Business development salespeople are assigned to a particular category of interest in order to develop an in-depth understanding of the evolving needs of a particular category of interest and the Web publishers with Web sites within such category of interest. This expertise allows DoubleClick to more effectively manage existing categories of interest and take advantage of opportunities to expand into additional categories of interest.

    To support its direct sales efforts and to actively promote the DoubleClick brand, DoubleClick conducts comprehensive marketing programs, including public relations, print advertisements, online advertisements over the DoubleClick Network and on the Web sites of Web publishers unaffiliated with the DoubleClick Network, Web advertising seminars, trade shows and ongoing customer communications programs.

INTERNATIONAL

    Through its international subsidiaries based in Dublin, Ireland, DoubleClick has expanded its operations into Australia, Canada, France, Germany, the United Kingdom and, in 1999, Benelux, through the creation of a direct sales organization in each location. DoubleClick's international subsidiaries sell its solutions internationally through a sales and marketing organization which consisted of an aggregate of 72 employees as of December 31, 1998. In addition, DoubleClick's Irish operating subsidiary is party to business relationships in Japan, Iberoamerica, Italy and Scandinavia to take advantage of the local marketplace knowledge of its business partners. As it continues to expand internationally, DoubleClick, through its international subsidiaries, intends to expand its direct sales and marketing capabilities to create direct sales organizations in certain international markets and, in other markets, to enter into business relationships with companies having knowledge of the particular marketplace.

                                   COMPETITION

    DoubleClick's markets, namely Internet advertising and related products and services, are intensely competitive. DoubleClick expects such competition to continue to increase because its markets pose no substantial barriers to entry. Competition may also increase as a result of industry consolidation. DoubleClick believes that its ability to compete depends on many factors both within and beyond its control, including the following:

    - the timing and market acceptance of new solutions and enhancements to existing solutions developed by either DoubleClick or its competitors;

    - customer service and support efforts;

    - sales and marketing efforts; and

    - the ease of use, performance, price and reliability of solutions developed either by DoubleClick or its competitors.

    DoubleClick competes for Internet advertising revenues with large Web publishers and Web search engine companies, such as America Online, Excite, Lycos, Microsoft, Infoseek and Yahoo! Further, the DoubleClick Network competes with a variety of Internet advertising networks, including 24/7 Media. In marketing the DoubleClick Network and DART Service to Web publishers, DoubleClick also competes with providers of ad servers and related services, including NetGravity and AdForce. DoubleClick also encounters competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies which facilitate Internet advertising.

    Many of DoubleClick's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than does DoubleClick. These factors allow them to respond more quickly than DoubleClick can to new or emerging technologies and changes in customer requirements. They may also allow them to devote greater resources than DoubleClick can to the development, promotion and sale of their products and services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. It is possible that DoubleClick's competitors will develop products or services that are equal or superior to DoubleClick's solutions or that achieve greater market acceptance than DoubleClick's solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of DoubleClick's prospective advertising and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. It is possible that DoubleClick will not be able to compete successfully or that competitive pressures will not materially and adversely affect its results of operations or financial condition.

    Companies doing business on the Internet, including DoubleClick must also compete with television, radio, cable and print (traditional advertising media) for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium.

                             PROPRIETARY RIGHTS AND
                              RISK OF INFRINGEMENT

    DoubleClick's success and ability to compete are substantially dependent on its internally developed technologies and trademarks, which it protects through a combination of patent, copyright, trade secret and trademark law. DoubleClick has filed three patent applications in the United States and one patent application internationally.

     In addition, DoubleClick applies to register its trademarks in the United States and internationally. (DoubleClick owns the registration for the DOUBLECLICK trademark in the United States.) There can be no assurance that any of DoubleClick's patent applications or trademark applications will be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If DoubleClick's trademark registrations are not approved because third parties own such trademarks, its use of the trademarks will be restricted unless it enters into arrangements with such third parties which may be unavailable on commercially reasonable terms.

    DoubleClick generally enters into confidentiality, proprietary rights agreements and/or license agreements with its employees, consultants and corporate partners, and generally controls access to and distribution of DoubleClick's technologies, documentation and other proprietary information. Despite its efforts to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use DoubleClick's solutions or technologies. DoubleClick cannot be certain that the steps it has taken will prevent misappropriation of its solutions or technologies, particularly in foreign countries where the laws or law enforcement may not protect its proprietary rights as fully as in the United States.

    DoubleClick's DART technology collects and utilizes data derived from user activity on the DoubleClick Network and the Web sites of Web publishers using its solutions. This data is used for ad targeting and predicting ad performance. Although DoubleClick believes that it has the right to use such data and the compilation of such data in its database, there can be no assurance that any trade secret, copyright or other protection will be available for such information. In addition, others may claim rights to such information. Further, pursuant to its contracts with Web publishers using its solutions, DoubleClick is obligated to keep certain information regarding each Web publisher confidential.

    DoubleClick has licensed, and may license in the future, elements of its trademarks, trade dress and similar proprietary rights to third parties. While DoubleClick attempts to ensure that the quality of its brand is maintained by such business partners, such partners may take actions that could materially and adversely affect the value of DoubleClick's proprietary rights or its reputation.

    DoubleClick cannot be certain that any of its proprietary rights will be viable or of value in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries is uncertain and still evolving. Furthermore, third parties may assert infringement claims against DoubleClick. From time to time it has been, and it expects to continue to be, subject to claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by it or the Web publishers with Web sites in the DoubleClick Network. Although there has not been any litigation relating to such claims, such claims and any resultant litigation, should it occur, could subject DoubleClick to significant liability for damages and could result in the invalidation of its proprietary rights. In addition, even if DoubleClick wins the litigation, such litigation could be time-consuming and expensive to defend, and could result in the diversion of DoubleClick's time and attention, any of which could materially and adversely affect its business, results of operations and financial condition. Any claims or litigation may also result in limitations on DoubleClick's ability to use such trademarks and other intellectual property unless we enter into arrangements with such third parties which may be unavailable on commercially reasonable terms.

                                    EMPLOYEES

    As of December 31, 1998, DoubleClick employed 482 persons, including 293 in sales, marketing and customer support (72 of whom serve international markets), 95 in business operations, engineering and product development, and 94 in accounting, human resources, MIS and administration. DoubleClick is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

    DoubleClick's principal executive offices are currently located in two separate facilities in New York, New York. Consisting of an aggregate of approximately 60,000 square feet, these facilities are currently leased to DoubleClick under leases which expire at various times through 2002. DoubleClick also leases space for its sales and marketing efforts in California, Georgia, Illinois, Massachusetts, Michigan and Texas, as well as in Australia, Canada, France, Germany, Ireland and the United Kingdom. DoubleClick is continually evaluating its facilities requirements.

    On January 26, 1999, DoubleClick entered into a lease agreement for over 150,000 square feet of office space located at 450 West 33rd Street, New York, New York 10001, for a term of eleven years with an option to renew the initial term for an additional five years. DoubleClick will make lease payments of approximately $800,000 in 1999 on this space. In addition, DoubleClick will pay monthly payments totaling $4.6 million per annum for the period from January 26, 2000 to January 25, 2004 escalating to $4.85 million for the period from January 26, 2004 to January 25, 2005 and $5.0 million per annum for the period from January 26, 2006 to the expiration date of the initial term on January 25, 2010. The new facility will house the corporate headquarters of DoubleClick. DoubleClick expects that its New York based operations will be relocated to the new facilities in the fourth quarter of 1999. DoubleClick expects to incur non-recurring charges in 1999 relating to its relocation. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

    DoubleClick is not a party to any material legal proceedings.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting held on December 21, 1998, the Company submitted the following matters to a vote of the Company's stockholders through a proxy solicitation: (1) election of the Company's Class I directors (consisting of Kevin J. O'Connor, Mark E. Nunnelly and Thomas S. Murphy), and (2) ratification of PricewaterhouseCoopers LLP as DoubleClick's independent accountants. The results of the proxy solicitation are set forth below:

                                Affirmative Votes     Negative Votes      Votes Withheld
                               -------------------- ------------------- -------------------

a.  Election of Directors

Kevin J. O'Connor                   9,846,059               -               6,848,228
Mark E. Nunnelly                    9,846,059               -               6,848,228
Thomas S. Murphy                    9,846,059               -               6,848,228

b.  Ratification of
PricewaterhouseCoopers LLP as
DoubleClick's independent
accountants                         9,838,600             4,557             6,851,130



                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                         PRICE RANGE OF COMMON STOCK

    DoubleClick's common stock has been quoted on the Nasdaq National Market under the symbol DCLK since DoubleClick's initial public offering on February 20, 1998. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:


1998:                                                        HIGH        LOW
                                                           ---------  ---------
 First Quarter (from February 20, 1998)...............  $   37.00  $   26.13
 Second Quarter.......................................      49.75      30.88
 Third Quarter........................................      77.13      18.19
 Fourth Quarter.......................................      58.00      13.50

  On December 31, 1998, the last reported sale price of the common stock on the Nasdaq National Market was $44.50. On February 23, 1999 the last reported sale price of the common stock on the Nasdaq National Market was $97.44.

                                   HOLDERS

As of February 23, 1999, there were approximately 27,340 holders of record of the common stock.

                                DIVIDEND POLICY

    DoubleClick has never declared or paid any cash dividends on its capital stock. DoubleClick currently intends to retain future earnings, if any, to finance the expansion of its business and does not expect to pay any cash dividends for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to DoubleClick's consolidated statement of operations for the years ended December 31, 1998 and December 31, 1997, and for the period from January 23, 1996 (inception) through December 31, 1996 and with respect to DoubleClick's consolidated balance sheet as of December 31, 1998 and 1997, are derived from the audited consolidated financial statements of DoubleClick which are included elsewhere herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

                                DOUBLECLICK INC.
                         SELECTED FINANCIAL INFORMATION

                                                                     PERIOD FROM
                                                                   JANUARY 23, 1996
                                                                 (INCEPTION) THROUGH
                                         YEAR ENDED DECEMBER 31,   DECEMBER 31,
                                         -----------------------
                                            1998         1997        1996
                                         ----------    ---------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues                                   $ 80,188    $ 30,597    $  6,514
Cost of revenues                             53,964      20,628       3,780
                                           --------    --------    --------

Gross profit                                 26,224       9,969       2,734
Operating expenses:
Sales and marketing                          29,180      10,710       3,079
General and administrative                   11,288       6,326       2,145
Product development                           6,684       1,398         618
                                           --------    --------    --------
Total operating expenses                     47,152      18,434       5,842
                                           --------    --------    --------
Loss from operations                        (20,928)     (8,465)     (3,108)
Net interest income (expense)                 2,756         109         (84)
                                           --------    --------    --------
Net loss                                   $(18,172)   $ (8,356)   $ (3,192)
                                           --------    --------    --------
                                           --------    --------    --------

Basic and diluted net loss per share (1)   $  (1.13)   $  (0.73)   $  (0.28)
                                           --------    --------    --------
                                           --------    --------    --------
Weighted average shares used
     in basic and diluted net
     loss per share calculation (1)          16,091      11,449      11,397
                                           --------    --------    --------
                                           --------    --------    --------

                                           DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                              1998              1997             1996
                                           ----------------------------------------------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents, and investments   $136,814         $  8,546              $-
Working capital (deficit)                     134,118            7,512          (3,038)
Total assets                                  183,620           21,162           4,526
Total stockholders' (deficit) equity          148,338            9,400          (2,592)

(1) Basic and Diluted net loss per share computations have been restated to give effect to the conversion of shares of DoubleClick's convertible preferred stock into Common Stock on February 25, 1998. See Note 1 of Notes to the Consolidated Financial Statements.

                         QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 1998. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the audited consolidated financial statements of DoubleClick and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.


                                                         WEIGHTED
                                                          AVERAGE  BASIC AND DILUTED
 QUARTER                  GROSS    LOSS FROM      NET     COMMON     NET LOSS PER
  ENDED       REVENUES    PROFIT  OPERATIONS     LOSS     SHARES     COMMON SHARE
-------------------------------------------------------------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
March 31       $13,004   $ 4,159   $(4,840)   $(4,427)    14,116   $  (0.31)
June 30         17,293     5,569    (5,491)    (4,674)    16,459      (0.28)
September 30    20,777     6,807    (5,434)    (4,714)    16,566      (0.28)
December 31     29,114     9,689    (5,164)    (4,357)    17,129      (0.25)

1997
March 31       $ 5,329   $ 1,935   $(1,170)   $(1,242)    11,397   $  (0.11)
June 30          6,138     2,044    (1,179)    (1,230)    11,397      (0.11)
September 30     8,190     2,630    (2,270)    (2,140)    11,447      (0.19)
December 31     10,940     3,360    (3,846)    (3,744)    11,447      (0.33)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DOUBLECLICK TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO SUCH STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT DOUBLECLICK AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                    OVERVIEW

    DoubleClick is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers worldwide. DoubleClick currently has two principal service offerings. The DoubleClick Network (ad sales) provides fully-outsourced ad sales, delivery and related services to publishers of highly-trafficked Web sites, including AltaVista, The Dilbert Zone, Macromedia and U.S. News Online. The DoubleClick Network focuses on meeting the needs of Internet advertisers who target users on a national, international and/or local basis. DoubleClick's DART Service (ad serving), consisting of DART for Web publishers and the recently introduced Closed Loop Marketing Solutions suite of products for advertisers and ad agencies, provides Web publishers, advertisers and ad agencies with the ability to control the targeting, delivery, measurement and analysis of their online marketing campaigns on a real-time basis. The DoubleClick Network and DART Service lines of business are available to Web publishers and advertisers in international markets. DoubleClick's proprietary DART technology, which dynamically matches and delivers ads to the target audience within milliseconds, is the platform for all of DoubleClick's solutions.

    DoubleClick completed its initial public offering on February 25, 1998 and received net proceeds of approximately $62.5 million. In addition, on December 10, 1998, DoubleClick received net proceeds of approximately $93.7 million from its additional public offering. The net proceeds of these two public offerings were added to DoubleClick's working capital and, pending their use, DoubleClick has invested such funds in short-term, interest-bearing investment grade obligations.

    DoubleClick was founded in January 1996 by Kevin J. O'Connor, DoubleClick's Chief Executive Officer, Dwight A. Merriman, DoubleClick's Chief Technical Officer, and Poppe Tyson, Inc. DoubleClick has grown from 13 employees as of March 31, 1996 to 482 employees as of December 31, 1998.

    From January 23, 1996 (inception) through May 1996, DoubleClick's operating activities related primarily to developing the DART technology and the DoubleClick Network, and recruiting personnel. During the same period, substantially all of DoubleClick's revenues resulted from Internet advertising sales on a commission basis on behalf of the Netscape and Excite Web sites. For the period from January 23, 1996 (inception) through December 31, 1996, such commissions constituted 16.5% of DoubleClick's revenues. All ads sold on behalf of the Netscape and Excite Web sites were delivered directly by such entities, as their Web sites were not on the DoubleClick Network.

    Since the fourth quarter of 1996, DoubleClick has derived substantially all of its revenues from the DoubleClick Network. DoubleClick offers advertising on the DoubleClick Network to third party advertisers with pricing generally determined on a CPM (cost per thousand ads delivered) or cost per day basis. Discounts are offered based on a variety of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

factors, including the duration and gross dollar amount of advertising campaigns. Advertisements delivered by DoubleClick are typically sold pursuant to purchase order agreements, which are subject to cancellation.

DoubleClick's revenues from the DoubleClick Network are received from the advertiser that orders the ad, and DoubleClick typically pays the Web publisher (on whose Web site such advertisement is delivered) a service fee. This service fee is calculated as a percentage of such advertising revenues, which amount is included in cost of revenues. DoubleClick is responsible for billing and collecting for ads delivered on the DoubleClick Network, and typically assumes the risk of non-payment from advertisers. In addition, DoubleClick earns service fees for providing the DART Service to Web publishers and the Closed Loop Marketing Solutions suite of products to Internet advertisers and ad agencies. To date, revenues from DoubleClick's DART Service have not been significant.

     Advertising revenues are recognized in the period that the advertisement is delivered, provided that no significant obligations remain and collection of the resulting receivable is probable. DoubleClick also sells sponsorship advertising, which involves a greater degree of integration among DoubleClick, the advertiser and the Web sites on the DoubleClick Network. These sponsorships are typically priced based on the length of time that the sponsorship runs, rather than a CPM basis. Revenues relating to sponsorship advertising are recognized ratably over the sponsorship period. As part of the DoubleClick Network, DoubleClick also offers DoubleClick Direct, an Internet advertising solution for direct marketers. DoubleClick Direct advertising is priced on a "cost-per-click", "cost-per-lead" and "cost-per-sale or download" basis, rather than a CPM basis.

    DoubleClick expects the DoubleClick Network will continue to account for a substantial portion of DoubleClick's revenues for the foreseeable future. Moreover, ads delivered on the Web sites of the top four Web publishers on the DoubleClick Network, including AltaVista, accounted for approximately 58.8% of DoubleClick's revenues, and 61.2% of DoubleClick's revenues for the years ended December 31, 1998 and 1997, respectively. Of the 58.8% for the year ended December 31, 1998, approximately 46.5% of DoubleClick's revenues related to AltaVista and an aggregate of approximately 12.3% of DoubleClick's revenues related to the Web sites of the next three top DoubleClick publishers on the DoubleClick Network. Other than the AltaVista web site, no other Web site or DoubleClick publisher accounted for more than 10% of DoubleClick's revenue in 1998. DoubleClick typically enters into short-term contracts with DoubleClick publishers for inclusion of their Web sites in the DoubleClick Network. The failure to successfully market the DoubleClick Network, the loss of one or more of the Web sites which account for a significant portion of DoubleClick's revenues from the DoubleClick Network, or any significant reduction in traffic on such Web sites could have a material adverse effect on DoubleClick's business, results of operations and financial condition.

    To take advantage of the global reach of the Internet, DoubleClick has established DoubleClick Networks in Europe, Asia and other international markets. DoubleClick currently has operations in Australia, Canada, France, Germany, United Kingdom, and Benelux (Belgium, Netherlands, and Luxembourg) and through its business partners, in Japan, Iberoamerica, Italy and Scandinavia. DoubleClick expects to continue to invest in building its international operations.

     In December 1996, DoubleClick entered into a Procurement and Trafficking Agreement with Digital Equipment Corporation (acquired by Compaq in June 1998) pursuant to which Double Click had the exclusive right to sell and deliver all advertising on specified pages within the AltaVista Web site. In accordance with this agreement, DoubleClick paid AltaVista a service fee calculated as a percentage of the revenues derived from delivery of advertisements on or through the AltaVista Web site.

    Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement that superceded the Procurement and Trafficking Agreement. Pursuant to the Advertising Services Agreement, Compaq has agreed to use DoubleClick's DART technology for ad delivery and to outsource to DoubleClick certain ad sales functions for domestic, international, and local ad sales. In consideration for such services performed by DoubleClick, Compaq will pay to DoubleClick (i) a DART Services fee for all domestic, international and local advertising delivered by DoubleClick to the AltaVista Web site, (ii) a sales commission based on the net revenues

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

generated from all advertisements sold by DoubleClick on behalf of Compaq and
(iii) a billing and collections fee for all billing and collections services performed by DoubleClick on behalf of Compaq. Under the new agreement, the manner in which DoubleClick reports its financial results related to the services it provides AltaVista has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross amount of billings related to ads delivered by Double Click to the AltaVista Web site. Beginning January 1, 1999, DoubleClick will recognize as revenues the DART Service fee, the sales commission and billing and collection fees. As a result of the change in relationship with AltaVista, we expect our overall gross margin to increase as we are no longer required to pay service fees to AltaVista for ads delivered on the AltaVista Web site. The Advertising Services Agreement will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the Advertising Services Agreement.

    DoubleClick has incurred significant losses since its inception, and as of December 31, 1998 had an accumulated deficit of $54.7 million, of which $29.7 million related to cumulative losses and $25 million related to the redemption of shares of common stock from certain stockholders in connection with DoubleClick's recapitalization that occurred simultaneously with the completion of a private placement of DoubleClick's securities in June 1997. In addition, during the year ended December 31, 1997, DoubleClick recorded deferred compensation of $1.5 million, which represents the difference between the exercise price and the fair market value of common stock issuable upon the exercise of certain stock options granted to employees. The deferred compensation is being amortized over the vesting periods of the related options. Of the total deferred compensation amount, approximately $1.1 million had been amortized as of December 31, 1998.

     DoubleClick believes that quarter-to-quarter comparisons of its results of operations should not be relied upon as an indication of future performance. DoubleClick plans to significantly increase its operating expenses to increase its sales and marketing operations, to continue its international expansion, to upgrade and enhance its DART technology and to market and support its solutions. DoubleClick may be unable to modify its planned spending quickly enough to offset any unexpected revenue shortfall. If DoubleClick has a shortfall in revenues in relation to its expenses, or if DoubleClick's expenses precede increased revenues, then DoubleClick's results of operations and financial condition may be materially and adversely affected. As a result of these factors, there can be no assurance that DoubleClick will not incur significant losses on a quarterly and annual basis for the foreseeable future.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

                              RESULTS OF OPERATIONS

    The following table sets forth the consolidated results of operations of DoubleClick expressed as a percentage of revenues:

                                                                                           PERIOD FROM
                                                                                         JANUARY 23, 1996
                                                                                          (INCEPTION)
                                                           YEAR ENDED DECEMBER 31,          THROUGH
                                                     -----------------------------        DECEMBER 31,
                                                        1998                1997              1996
                                                     ----------------------------------------------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues                                               100.0%               100.0%            100.0%
Cost of revenues                                         67.3                 67.4              58.0
                                                   ----------            ---------          ---------
Gross profit                                             32.7                 32.6              42.0

Operating expenses:
Sales and marketing                                      36.4                 35.0              47.3
General and administrative                               14.1                 20.7              32.9
Product development                                       8.3                  4.6               9.5
                                                   ----------            ---------          ---------

Total operating expenses                                 58.8                 60.3              89.7
                                                   ----------            ---------          ---------
Loss from operations                                   (26.1)               (27.7)            (47.7)
Net interest income (expense)                             3.4                  0.4             (1.3)
                                                   ----------            ---------          ---------
Net loss                                              (22.7%)              (27.3%)           (49.0%)
                                                   ----------            ---------          ---------
                                                   ----------            ---------          ---------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

    DoubleClick's revenues are derived primarily from the delivery of advertisements on the Web sites of Web publishers on the DoubleClick Network. Revenues increased 162.1% to $80.2 million for the year ended December 31, 1998 from $30.6 million for the year ended December 31, 1997. The increase in revenues was due primarily to an increase in the number of advertisers and ads delivered on the DoubleClick Network, and an increase in DART revenues, offset in part by lower average price per advertisement. Revenues earned from advertisements delivered on or through the AltaVista Web site were $37.3 million, or 46.5% of revenues for the year ended December 31, 1998, compared to $13.7 million, or 44.7% of revenues for the year ended December 31, 1997. Approximately $3.0 million of revenues for the year ended December 31, 1998 resulted from sales of inventory on the AltaVista Web site which was derived from an arrangement between AltaVista and another search engine that expired on June 30, 1998, and was therefore non-recurring. AltaVista is a significant part of the DoubleClick Network. No other Web site accounted for more than 10.0% of revenues for the year ended December 31, 1998, and no one advertiser accounted for more than 10.0% of revenues during the same period.

COST OF REVENUES

    Cost of revenues consists primarily of service fees paid to Web publishers for ads delivered to the Web sites on the DoubleClick Network. Cost of revenues also includes other costs of delivering advertisements, including depreciation of the ad delivery system and Internet access costs. Gross margin was 32.7% and 32.6% for the years ended December 31, 1998 and 1997, respectively. Gross margin increased for the year ended December 31, 1998 compared to December 31, 1997 due to an increase in revenues from its higher margin DART services as a percentage of total revenues in 1998, which was offset, in part, by a decrease in DoubleClick's sales of advertisements on a commission basis as a percentage of DoubleClick's total revenue. To the extent revenues from its DART Services increase as a percentage of total revenues, DoubleClick anticipates that its overall gross margin will increase.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, maintenance of DoubleClick's Web site, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses were $29.2 million and $10.7 million for the years ended December 31, 1998 and 1997, respectively, or 36.4% and 35.0% of revenues, respectively. The increase in absolute dollars was primarily attributable to the increase in sales personnel, commissions associated with the increase in revenues, costs associated with expanding international operations, and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns. The increase in sales and marketing expenses as a percentage of revenues resulted from such expenses increasing more rapidly than revenues as DoubleClick continued to build its sales and marketing infrastructure. DoubleClick expects sales and marketing expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel, expands into new markets and continues to promote the DoubleClick brand.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional services fees and related supplies and materials. General and administrative expenses were $11.3 million and $6.3 million for the years ended December 31, 1998 and 1997, respectively, or 14.1% and 20.7% of revenues,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

respectively. The increase in absolute dollars was primarily the result of expenses related to increased personnel and professional service fees. DoubleClick expects general and administrative expenses to continue to increase on an absolute dollar basis but continue to decrease as a percentage of revenues as DoubleClick hires additional personnel and incurs additional costs related to the growth of its business and its operations as a public company.

    PRODUCT DEVELOPMENT. Product development expenses consist primarily of compensation and consulting expenses and enhancements to the DART technology. To date, all product development costs have been expensed as incurred. Product development expenses were $6.7 million and $1.4 million for the years ended December 31, 1998 and 1997, respectively, or 8.3% and 4.6% of revenues, respectively. The increase in absolute dollars was due primarily to increases in product development personnel and consulting expenses. The increase in product development expenses as a percentage of revenues resulted from such expenses increasing more rapidly than revenues as DoubleClick continued the development of its DART technology and its solutions. DoubleClick believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis.

LOSS FROM OPERATIONS

    DoubleClick's loss from operations was $20.9 million and $8.5 million for the years ended December 31, 1998 and 1997, respectively. The increase in the loss from operations was primarily due to the hiring of additional personnel, particularly in sales and marketing, and product development. DoubleClick expects to hire additional personnel and increase its spending for sales and marketing, upgrade and enhance DoubleClick's DART technology and continue international expansion. However, DoubleClick expects that the loss from operations may decrease both on an absolute dollar basis and as a percentage of revenues in the future.

INTEREST INCOME (EXPENSE)

    Net interest income was $2.8 million for the year ended December 31, 1998. Interest income was attributable to cash, cash equivalents and short-term investments as a result of the net proceeds received by DoubleClick from its public offerings of common stock in 1998. Interest income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by DoubleClick and changes in the market rate of its investments.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE PERIOD FROM JANUARY 23, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996

REVENUES

    Revenues increased to $30.6 million for the year ended December 31, 1997 from $6.5 million for the period from January 23, 1996 (inception) through December 31, 1996. During the period from January 23, 1996 (inception) through December 31, 1996, $1.1 million of DoubleClick's revenues were derived from commissions received from the sale of advertising that was placed on the Web sites of Netscape and Excite. Revenues recognized from commissions for the year ended December 31, 1997 were not material. The increase in revenues was due primarily to an increase in the number of advertisers and ads delivered on the DoubleClick Network, and to the addition of the AltaVista Web site to the DoubleClick Network in December 1996. Revenues earned during the year ended December 31, 1997 from advertisements delivered on or through the AltaVista Web site were $13.7 million, or 44.7% of revenues. AltaVista is a significant part of the DoubleClick Network. For the year ended December 31, 1997, no one advertiser accounted for more than 10% of DoubleClick's revenues. Through December 31, 1997, DoubleClick had not derived significant revenues from its DART Service.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

COST OF REVENUES
    Gross margin was 32.6% and 42.0% for the year ended December 31, 1997 and for the period from January 23, 1996 (inception) through December 31, 1996 respectively. Gross margin decreased in 1997 due to the shift in DoubleClick's revenue mix away from the sale of advertisements on a commission basis.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses were $10.7 million and $3.1 million for the year ended December 31, 1997 and for the period from January 23, 1996 (inception) through December 31, 1996, respectively, or 35.0% and 47.3% of revenues, respectively. The increase in absolute dollars was due primarily to the increase in sales personnel, commissions and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $6.3 million and $2.1 million for the year ended December 31, 1997 and for the period from January 23, 1996 (inception) through December 31, 1996, respectively, or 20.7% and 32.9% of revenues, respectively. The increase in absolute dollars was primarily a result of expenses related to increased personnel, professional service fees and facility expenses necessary to support DoubleClick's domestic and international growth.

    PRODUCT DEVELOPMENT. Product development expenses were $1.4 million and $0.6 million for the year ended December 31, 1997 and for the period from January 23, 1996 (inception) through December 31, 1996, respectively, or 4.6% and 9.5% of revenues, respectively. The increase in absolute dollars was due primarily to increases in product development personnel and consulting expenses. Product development expenses incurred during the year ended December 31, 1997 were primarily related to enhancements to the DART technology and its solutions.

LOSS FROM OPERATIONS

    DoubleClick's loss from operations was $8.5 million for the year ended December 31, 1997 and $3.1 million for the period from January 23, 1996 (inception) through December 31, 1996. The increase in the loss from operations was primarily due to the hiring of additional personnel in all areas of DoubleClick as it continued to build its infrastructure, expand its markets and increase its brand awareness.

                         LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, DoubleClick has financed its operations primarily through the private placement of equity securities, borrowings from a related party, and public offerings of its common stock. In June 1997, DoubleClick completed a private placement of equity securities to new investors and received $39.8 million in net proceeds, of which $25.0 million was used to redeem shares of common stock from certain stockholders. On December 30, 1997, $5,000,000 in borrowings from a related party pursuant to a convertible promissory note were converted into 779,302 shares of common stock. In February 1998, DoubleClick received net proceeds of approximately $62.5 million from the initial public offering of 4,025,000 shares of common stock at a price of $17.00 per share. In December 1998, DoubleClick received net proceeds of approximately $93.7 million from an additional public offering of 2,875,000 shares of common stock at a price of $34.44 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

    Net cash used in operating activities was $13.8 million and $5.8 million for the years ended December 31, 1998 and 1997, respectively. Cash used in operating activities for the year ended December 31, 1998 resulted from net losses and an increase in accounts receivable and other current assets, which were partially offset by increases in accounts payable, accrued expenses and deferred revenues.

    Net cash used in investing activities was $18.2 million and $8.1 million for the years ended December 31, 1998 and 1997, respectively. Cash used in investing activities for the year ended December 31, 1998 resulted from purchases of property and equipment, investments, and purchases, sales and maturities of short-term investments, net.

    Net cash provided by financing activities was $156.4 million and $16.5 million for the years ended December 31, 1998 and 1997, respectively. Cash provided by financing activities for the year ended December 31, 1998 consisted primarily of net proceeds received by DoubleClick in connection with the closing of its public offerings in 1998.

    As of December 31, 1998, DoubleClick had $127.2 million of cash and cash equivalents and $9.6 million in short-term investments. As of December 31, 1998, DoubleClick's principal commitments consisted of obligations under operating and capital leases.

    Although DoubleClick has no material commitments for capital expenditures, management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel, and the scheduled build-out of its newly leased New York headquarters facilities. DoubleClick currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of DoubleClick's cash resources. DoubleClick believes that the net proceeds of the offerings, together with its existing cash and cash equivalents and short-term investments, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

                              YEAR 2000 COMPLIANCE
OVERVIEW

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

    STATE OF READINESS. DoubleClick has generally completed its initial assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable DoubleClick to provide and deliver its solutions, and its non-IT systems. DoubleClick's assessment plan consists of (i) quality assurance testing of its internally developed proprietary software incorporated in its solutions ("Solutions Software"); (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of DoubleClick's solutions to its Web publisher and advertiser customers; (iii) contacting vendors of material non-IT systems; (iv) assessment of repair or replacement requirements; (v) repair or replacement; (vi) implementation; and
(vii) creation of contingency plans in the event of Year 2000 failures.

     DoubleClick is conducting quality assurance testing to ensure Year 2000 compliance of all new internally developed proprietary code incorporated into its Solutions Software. DoubleClick plans to perform a Year 2000 simulation on its Solutions Software during the second quarter of 1999, following the implementation of revisions to the Solutions Software planned for the first quarter of 1999. Based on the results of its Year 2000 simulation test, DoubleClick intends to revise the code of its Solutions Software as necessary to improve the Year 2000 compliance of its Solutions Software.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     DoubleClick has been informed by many of its vendors of material hardware and software components of its IT systems that the products used by DoubleClick are currently Year 2000 compliant. DoubleClick is in the process of requiring vendors of the other material hardware and software components in its IT systems to provide assurances of their Year 2000 compliance. DoubleClick plans to complete this process during the first half of 1999. DoubleClick has completed an assessment of the materiality of its non-IT systems and is in the process of seeking assurances of Year 2000 compliance from providers of its material non-IT systems. In addition, DoubleClick, like all businesses, is dependent on the continued functioning, domestically and internationally, of basic services such as electrical utilities, telephony, mail delivery, and transportation in order to conduct its business. While DoubleClick is taking steps to attempt to ensure that the third parties on which it is reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance nor the direct or indirect costs to the DoubleClick of non-compliance by those third parties or of securing alternate services from Year 2000 compliant parties.

     Pending completion of its planned Year 2000 simulation test of its Solutions Software and its program of requesting Year 2000 assurances from vendors and licensors of material IT and non-IT systems, DoubleClick has not yet completed its Year 2000 compliance repair or replacement analysis, or of its contingency plans. DoubleClick plans to complete all Year 2000 planning and analysis before the end of the fourth quarter.

     COSTS. To date, DoubleClick has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to include, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, DoubleClick does not possess the information necessary to estimate the potential costs of revisions to its Solutions Software should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although DoubleClick does not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on DoubleClick's business, results of operations and financial condition.

     RISKS. DoubleClick believes that it has established an effective program to resolve material Year 2000 issues in its sole control in a timely manner. As noted above, however, DoubleClick has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. The failure by such third parties to be Year 2000 compliant could result in a systematic failure beyond the control of DoubleClick from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the Web sites of its Web publishers customers, which could have material adverse effect on DoubleClick's business, results of operations and financial condition. In addition, there can be no assurance that DoubleClick will not discover Year 2000 compliance problems in our Solutions Software that will require substantial revisions which could be costly and time-consuming to remedy. In the event that DoubleClick does not complete any of its currently planned additional remediation prior to the Year 2000, DoubleClick could experience significant difficulty in producing and delivering solutions and conducting its business in the Year 2000 as it has in the past, which could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on DoubleClick's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     CONTINGENCY PLAN. As discussed above, DoubleClick is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of DoubleClick's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

     FORWARD-LOOKING STATEMENTS. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contains "forward-looking statements"

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

within the meaning of the Private Securities Litigation reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which DoubleClick expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially form those anticipated. Specific factors that might cause such material difference include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of DoubleClick, unanticipated system costs, the adequacy of and ability to implement contingency plans and uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and DoubleClick undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

                           CURRENCY RATE FLUCTUATIONS

     DoubleClick's results of operations, financial position, and cash flows are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. DoubleClick does not use derivative financial instruments to limit its foreign currency risk exposure. Therefore, volatility in currency exchange rates could have a material adverse effect on those revenues and assets denominated in non-U.S. currencies.

                               INTEREST RATE RISK

DoubleClick's investments are classified as available for sale securities therefore changes in the market's interest rates effect the value of the investment as recorded by DoubleClick and are recorded as unrealized gains and losses on the financial statements.

                                  RISK FACTORS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT DOUBLECLICK AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. DOUBLECLICK UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

LIMITED OPERATING HISTORY

     We were incorporated in January 1996 and have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet advertising market. These risks include our:

     - ability to sustain historical revenue growth rates;

     - dependence on a continuing relationship with AltaVista;

     - reliance on the DoubleClick Network;

     - need to manage our expanding operations;

     - competition;

     - ability to attract, retain and motivate qualified personnel;

     - ability to maintain our current, and develop new, strategic relationships with Web publishers;

     - ability to anticipate and adapt to the changing Internet market; and

    - ability to attract and retain a large number of advertisers from a variety of industries.

     We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

HISTORY OF LOSSES AND ANTICIPATION OF
CONTINUED LOSSES

     We incurred net losses of $3.2 million for the period from January 23, 1996 (inception) through December 31, 1996, $8.4 million for the year ended December 31, 1997, and $18.2 million for the year ended December 31, 1998. As of December 31, 1998, our accumulated deficit was $54.7 million. We have not achieved profitability and expect to continue to incur operating losses at least into the year 2000. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. Please see "Item 6. Selected Consolidated Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our history of losses and anticipation of continued losses.

OUR DEPENDENCE ON ALTAVISTA

     Approximately 46.5% of our revenues for the year ended December 31, 1998 and approximately 44.7% of our revenues for the year ended December 31, 1997 resulted from revenues from advertisements delivered on or through the AltaVista Web site. On January 20, 1999, DoubleClick agreed with Compaq to enter into an Advertising Services Agreement to replace the existing Procurement and Trafficking Agreement. The Advertising Services Agreement is effective as of January 1, 1999 and will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the Advertising Services Agreement. The loss of AltaVista or any significant reduction in traffic on or through the AltaVista Web site would materially and adversely affect our business, results of operations and financial condition.

     Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our dependence on AltaVista.

WEB PUBLISHER CONCENTRATION

     We derive a substantial portion of our DoubleClick Network revenues from ads we deliver on the Web sites of a limited number of Web publishers. Approximately 58.8% of our revenues for the year ended December 31, 1998 and approximately 61.2% of our revenues for the year ended December 31, 1997 resulted from ads delivered on the Web sites of the top four Web publishers on the DoubleClick Network. Of the 58.8% for the year ended December 31, 1998, approximately 46.5% of our revenues related to AltaVista and an aggregate of approximately 12.3% of our revenues related to the Web sites of the next three top Web publishers on the DoubleClick Network. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers which account for a significant portion of our DoubleClick Network revenues or any significant reduction in traffic on such Web publisher's Web sites. In addition, advertisers or Web publishers may leave the DoubleClick Network because of such a loss, which could materially and adversely affect our business, results of operations and financial condition. Typically we enter into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future which may have terms that are not as favorable to us as the terms of the existing contracts. Our business, results of operations and financial condition could be materially and adversely affected by such new contracts or renewals. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our Web publisher concentration.

OUR RELIANCE ON THE DOUBLECLICK NETWORK

     Since the third quarter of 1996, we have derived substantially all of our revenues from advertisements we deliver to Web sites on the DoubleClick Network. We expect that the DoubleClick Network will continue to account for a substantial portion of our revenues for the foreseeable future. The DoubleClick Network consists of Web sites of a limited number of Web publishers with which we have short-term contracts. We cannot assure you that such Web publishers will remain associated with the DoubleClick Network, that any DoubleClick Network Web site will maintain consistent or increasing levels of traffic over time, or that we will be able to timely or effectively replace any exiting DoubleClick Network Web site with other Web sites with comparable traffic patterns and user demographics. Our failure to successfully market the DoubleClick Network, the loss of one or more of the Web publishers which account for a significant portion of our revenues from the DoubleClick Network, or the failure of the Web sites on the DoubleClick Network to maintain consistent or increasing levels of traffic would materially and adversely affect our business, results of operations and financial condition. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our reliance on the DoubleClick Network.

QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

     - advertiser and Web publisher demand for our solutions;

     - user traffic levels and the number of available impressions on the DoubleClick Network's Web sites;

     - seasonal fluctuations in Internet usage;

     - changes in service fees we pay to Web publishers;

     - changes in the growth rate of Internet usage;

     - the commitment of advertising budgets to Internet advertising;

     - the mix of revenues from our various Internet advertising solutions;

     - the timing and amount of costs relating to the expansion of our operations;

     - changes in our pricing policies or those of our competitors;

     - the introduction of new solutions by us or our competitors;

     - the mix of domestic and international sales;

     - costs related to acquisitions of technology or businesses; and

     - general economic and market conditions.

     Our revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on the DoubleClick Network. Such future revenues are difficult to forecast. In addition, we plan to significantly increase our operating expenses to increase our sales and marketing operations, to continue our international expansion, to upgrade and enhance our DART technology, and to market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business, results of operations and financial condition would be materially and adversely affected. Such a result would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

     We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first calendar quarter of each year. If our market makes the transition from an emerging to a more developed medium, seasonal and cyclical patterns may develop in our industry. Our revenues may also be affected by seasonal and cyclical patterns in Internet advertising spending if they emerge.

     Due to all of the foregoing factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing" for detailed information on our quarterly operating results.

NEED TO MANAGE GROWTH

     To successfully implement our business plan in the rapidly evolving market for Internet advertising requires an effective planning and management process. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. As of March 31, 1996, we had a total of 13 employees and, as of December 31, 1998, we had a total of 482 employees. In addition, we plan to continue to expand our sales and marketing and customer support organizations both domestically and internationally. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our future performance may also depend on the effective integration of acquired businesses. Such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to effectively manage our expanding operations or the relocation of our data operations.

RECENT DEVELOPMENT OF THE INTERNET
ADVERTISING MARKET AND UNPROVEN
ACCEPTANCE AND EFFECTIVENESS OF
WEB ADVERTISING

     Our future success is highly dependent on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for Internet advertising solutions is uncertain. Most of our current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, most of our current and potential Web publisher customers have little or no experience in generating revenues from the sale of advertising space on their Web sites. We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

     There are currently no standards for the measurement of the effectiveness of Internet advertising and standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept our or third-party measurements of advertisement delivery results, and our customers may not accept any errors in such measurements. In addition, the accuracy of database information used to target advertisements is essential to the effectiveness of Internet advertising that may be developed in the future. The information in our database, like any database, may contain inaccuracies which our customers may not accept.

     Substantially all of our revenues are derived from the delivery of banner advertisements. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software.

PRIVACY CONCERNS

     Web sites usually place certain information ("cookies") on a user's hard drive usually without the user's knowledge or consent. Web sites use cookies for a variety of reasons. Our DART technology uses cookies to limit the frequency with which the user is shown a particular ad. Certain currently available Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drive. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The effectiveness of our DART technology could be limited by any reduction or limitation in the use of cookies.

     The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and use of certain information regarding Internet users. These limitations may limit our ability to target advertising or collect and use information in certain European countries. Since implementing regulations have not been adopted at this time, we cannot yet determine the full impact of the directive on us.

UNPROVEN BUSINESS MODEL

     Our business model is to generate revenues solely by providing Internet advertising solutions to advertisers, ad agencies and Web publishers. The profit potential for our business model is unproven. To be successful, both Internet advertising and our solutions will need to achieve broad market acceptance by advertisers, ad agencies and Web publishers. Our ability to generate significant revenues from advertisers will depend, in part, on our ability to contract with Web publishers that have Web sites with adequate available ad space inventory. Further, these Web sites must generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenues and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

     Market acceptance of our new solutions, including DoubleClick Local and the Closed Loop Marketing Solutions suite of products, will depend on the continued emergence of Internet commerce, communication and advertising, and market demand for our solutions. We cannot assure you that the market for our new solutions will develop or that demand for our new solutions will emerge or become sustainable.

YEAR 2000 RISKS

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

     We have generally completed our preliminary assessment of our Year 2000 readiness. We plan to perform a Year 2000 simulation on our software during the second quarter of 1999, following the implementation of revisions to our software contemplated in the first quarter of 1999. We are also in the process of contacting certain third-party vendors, licensors and providers of software, hardware and services regarding their Year 2000 readiness. Following this testing and after contacting these vendors and licensors, we will be better able to make a complete evaluation of our Year 2000 readiness, to determine what costs will be necessary to be Year 2000 compliant, and to determine whether contingency plans need to be developed. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance" for detailed information on our state of readiness, potential risks and contingency plans regarding the Year 2000 issue.

RISK OF SYSTEM FAILURE

     The DART technology resides on a computer system located in our New York City offices and in DoubleClick data centers in New Jersey, California, Australia, Brazil, England, France, Germany, Netherlands and Sweden. This system's continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition would be materially and adversely affected.

     Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. DoubleClick's ad serving capabilities, operational information and data storage are presently redundant, as well as archived. We expect all of our back-end systems for disaster recovery to be fully redundant by the second quarter of 1999. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

OUR MARKETS ARE HIGHLY COMPETITIVE

     Our markets, namely Internet advertising and related products and services, are intensely competitive. We expect such competition to continue to increase because our markets pose no substantial barriers to entry. Competition may also increase as a result of industry consolidation. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

     - the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

     - customer service and support efforts;

     - sales and marketing efforts; and

     - the ease of use, performance, price and reliability of solutions developed either by DoubleClick or its competitors.

     We compete for Internet advertising revenues with large Web publishers and Web search engine companies, such as America Online, Excite, Lycos, Microsoft, Infoseek and Yahoo!. Further, our DoubleClick Network competes with a variety of Internet advertising networks, including 24/7 Media. In marketing our DoubleClick Network and DART Service to Web publishers, we also compete with providers of ad servers and related services, including NetGravity and AdForce. We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies which facilitate Internet advertising.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising, ad agency and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

     Companies doing business on the Internet, including ours, must also compete with television, radio, cable and print (traditional advertising media) for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR INVESTMENTS

     We may acquire or make investments in complementary businesses, products, services or technologies. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

DEPENDENCE ON KEY PERSONNEL

     Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, in particular, Kevin J. O'Connor, our Chief Executive Officer and Chairman of the Board of Directors, Kevin P. Ryan, our President and Chief Operating Officer, and Dwight
A. Merriman, our Chief Technical Officer. We have no employment agreements with any of these executives. The loss of the services of Messrs. O'Connor, Ryan or Merriman, or certain other key employees, would likely have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

DEPENDENCE ON THE WEB INFRASTRUCTURE

     Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. Such outages and delays could impact the Web sites of Web publishers using our solutions and the level of user traffic on Web sites on the DoubleClick Network.

DEPENDENCE ON PROPRIETARY RIGHTS AND RISK OF INFRINGEMENT

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We have filed three patent applications in the United States and one patent application internationally. In addition, we apply to register our trademarks in the United States and internationally. (We own the registration for the DoubleClick trademark in the United States.) We cannot assure you that any of our patent applications or trademark applications will be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties which may be unavailable on commercially reasonable terms.

     We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

     Our DART technology collects and utilizes data derived from user activity on the DoubleClick Network and the Web sites of Web publishers using our solutions. This data is used for ad targeting and predicting ad performance. Although we believe that we have the right to use such data and the compilation of such data in our database, we cannot assure you that any trade secret, copyright or other protection will be available for such information. In addition, others may claim rights to such information. Further, pursuant to our contracts with Web publishers using our solutions, we are obligated to keep certain information regarding each Web publisher confidential.

     We have licensed, and we may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation.

     We cannot assure you that any of our proprietary rights will be viable or of value in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries is uncertain and still evolving. Furthermore, third parties may assert infringement claims against us. From time to time we have been, and we expect to continue to be, subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or the Web publishers with Web sites in the DoubleClick Network. Such claims and any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation which may be unavailable on commercially reasonable terms.

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE

     The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

     We have operations in a number of international markets. We intend to continue to expand our international operations and international sales and marketing efforts. To date, we have limited experience in developing localized versions of our solutions and in marketing, selling and distributing our solutions internationally. We have established DoubleClick Networks in Australia, Canada, France, Germany, Benelux (Belgium, Netherlands, and Luxembourg) and the United Kingdom. In Japan, Iberoamerica (Spain, Portugal and Latin America), Italy and Scandinavia (Sweden, Norway, Finland, and Denmark), we are relying on our business partners to conduct operations, establish local networks, aggregate Web publishers and coordinate sales and marketing efforts. Our success in such markets is directly dependent on the success of our business partners and their dedication of sufficient resources to our relationship.

     International operations are subject to other inherent risks, including:

     - the impact of recessions in economies outside the United States;

     - changes in regulatory requirements;

     - reduced protection for intellectual property rights in some countries;

     - potentially adverse tax consequences;

     - difficulties and costs of staffing and managing foreign operations;

     - political and economic instability;

     - fluctuations in currency exchange rates; and

     - seasonal fluctuations in Internet usage.

These risks may materially and adversely affect our business, results of operations or financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights and taxation. Such legislation could dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium. The governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be adversely affected by the adoption or modification of laws or regulations relating to the Internet.

SUBSTANTIAL INFLUENCE BY OFFICERS AND DIRECTORS

     The executive officers, directors and entities affiliated with them beneficially own approximately a significant percentage of our outstanding common stock. These stockholders may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of DoubleClick.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the offering price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.


                          NEW ACCOUNTING PRONOUNCEMENTS

     DoubleClick continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards have been disclosed in the Consolidated Financial Statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                          PAGE
                                                                                          ----
Report of PricewaterhouseCoopers LLP, Independent Accountants                              F-2

Consolidated Balance Sheet as of December 31, 1998, and 1997.                              F-3

Consolidated Statement of Operations for the years ended December 31, 1998 and 1997
and the period from January 23, 1996 (inception) to December 31, 1996                      F-4

Consolidated Statement of Changes in Stockholders' (Deficit) Equity for the years ended December 31, 1998 and 1997 and the period from January 23, 1996 (inception)
to December 31, 1996                                                                       F-5

Consolidated Statement of Cash Flows for the years ended December 31, 1998 and 1997 and
the period from January 23, 1996 (inception) to December 31, 1996                          F-6

Notes to Consolidated Financial Statements                                                 F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DoubleClick Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of DoubleClick Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from January 23, 1996 (inception) to December 31, 1996 and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP
NEW YORK, NEW YORK
JANUARY 19, 1999

                                      DOUBLECLICK INC.

                                 CONSOLIDATED BALANCE SHEET

                                     AS OF DECEMBER 31,

                                                                                           1998             1997
                                                                                      -------------    -------------
                                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $ 127,171,310    $   2,671,845
Short-term investments                                                                    9,643,062        5,874,229
Accounts receivable, less allowances of $3,929,420 at
   December 31, 1998 and $1,292,143 at December 31, 1997                                 31,342,392        9,909,188
Prepaid expenses and other current assets                                                   868,339          355,841
                                                                                      -------------    -------------
     Total current assets                                                               169,025,103       18,811,103

Property and equipment, net                                                              13,740,667        1,997,326
Investments, at cost                                                                        632,651          254,926
Other assets                                                                                222,211           98,574
                                                                                      -------------    -------------
     Total assets                                                                     $ 183,620,632    $  21,161,929
                                                                                      -------------    -------------
                                                                                      -------------    -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $  20,582,921    $   8,142,429
Accrued expenses                                                                         12,220,005        2,828,474
Deferred revenues                                                                         1,683,283           91,061
Deferred license and service fees                                                           420,833          237,500
                                                                                      -------------    -------------
     Total current liabilities                                                           34,907,042       11,299,464

Deferred license and service fees                                                           133,333          462,500
Capital lease obligations                                                                   241,806             --

STOCKHOLDERS' EQUITY:

Convertible preferred stock, par value $0.001;  5,000,000 shares authorized at
    December 31, 1998; 40,000 shares authorized at December 31, 1997;
    none outstanding at December 31, 1998; 40,000 outstanding at December 31, 1997;            --                 40
Common stock, par value $0.001; 60,000,000 shares authorized at December 31, 1998;
    40,000,000 shares authorized at December 31, 1997;  19,567,887 outstanding at
    December 31, 1998; 6,118,972 outstanding at December 31, 1997                            19,568            6,119
Additional paid-in capital                                                              203,435,899       46,996,328
Deferred compensation                                                                      (440,956)      (1,056,773)
Accumulated deficit                                                                     (54,717,229)     (36,544,478)
Other comprehensive income (loss)                                                            41,169           (1,271)
                                                                                      -------------    -------------
     Total stockholders' equity                                                         148,338,451        9,399,965
                                                                                      -------------    -------------
     Total liabilities and stockholders' equity                                       $ 183,620,632    $  21,161,929
                                                                                      -------------    -------------
                                                                                      -------------    -------------

See accompanying notes.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       PERIOD FROM
                                                                                    JANUARY 23, 1996
                                                                                       (INCEPTION)
                                                 FOR THE YEARS ENDED DECEMBER 31,        THROUGH
                                                --------------------------------       DECEMBER 31,
                                                     1998                1997             1996
                                                ---------------------------------------------------
Revenues                                        $  80,187,534       $ 30,597,031     $  6,514,087
Cost of revenues                                   53,963,528         20,627,724        3,780,133
                                                ---------------------------------------------------
  Gross profit                                     26,224,006          9,969,307        2,733,954
                                                ---------------------------------------------------
Operating expenses:
  Sales and marketing                              29,179,504         10,710,418        3,079,305
  General and administrative                       11,288,886          6,325,666        2,144,312
  Product development                               6,683,547          1,398,313          618,251
                                                ---------------------------------------------------
   Total operating expenses                        47,151,937         18,434,397        5,841,868
                                                ---------------------------------------------------
Loss from operations                              (20,927,931)        (8,465,090)      (3,107,914)

Interest income                                     2,829,711            449,618            7,234
Interest expense                                      (74,531)          (340,789)         (91,090)
                                                ---------------------------------------------------

Net loss                                         $(18,172,751)      $ (8,356,261)    $ (3,191,770)
                                                ---------------------------------------------------
                                                ---------------------------------------------------
Basic and diluted net loss per common share      $      (1.13)      $      (0.73)    $      (0.28)
                                                ---------------------------------------------------
                                                ---------------------------------------------------
Weighted average shares used
  in basic and diluted net
  loss per share calculation                       16,091,400         11,449,296       11,397,417
                                                ---------------------------------------------------
                                                ---------------------------------------------------


See accompanying notes.

      Consolidated Statement of Changes in Stockholders' (Deficit) Equity

                                       CONVERTIBLE
                                     PREFERRED STOCK     CLASS A COMMON       CLASS B COMMON
                                     ---------------   -------------------  -------------------
Descriptions                         SHARES   AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT
------------                         -------  ------   ----------  -------  ----------  -------
Capitalization at inception                             9,059,120  $9,059
Net loss
    Comprehensive income (loss)
Exchange of Class A shares for
  Class B and Class C shares                           (5,118,230) (5,118)   5,118,228  $5,117
                                     -------  ------   ----------  -------  ----------  -------
Balance at December 31, 1996           --      $--      3,940,890   3,941    5,118,228   5,117
Net loss
Cumulative foreign currency
  translation
    Comprehensive income (loss)
Deferred compensation
Amortization of deferred
  compensation
Class A shares issued upon exercise
  of stock options                                         28,750      29
Issuance of Convertible Preferred
  Stock, net of issuance costs        40,000    40
Exchange of Class A shares for
  Class B shares                                         (271,770)   (272)     271,770     272
Exchange of class A, B and C shares
  for Common shares                                    (3,697,870) (3,698)  (1,493,861) (1,494)
Class B and C shares redeemed                                               (3,896,137) (3,895)
Common shares issued from exercise
  of stock options
Issuance of common stock upon
  conversion of convertible note
  payable to related party
                                     -------  ------   ----------  -------  ----------  -------
Balance at December 31, 1997          40,000    40         --        --         --        --

Net loss
Cumulative foreign currency
  translation
Unrealized gain on marketable
  securities
    Comprehensive income (loss)
Amortization of deferred
  compensation
Conversion of Preferred Stock        (40,000)  (40)
Sale of common shares, net of
  issuance costs
Common shares issued for exercise
  of stock options
                                     -------  ------   ----------  -------  ----------  -------
Balance at December 31, 1998           --      $--         --      $ --         --      $ --
                                     -------  ------   ----------  -------  ----------  -------
                                     -------  ------   ----------  -------  ----------  -------


                                       CLASS C COMMON         COMMON STOCK
                                     -------------------   -------------------
Descriptions                          SHARES     AMOUNT      SHARES    AMOUNT
------------                         --------   --------   ----------  -------
Capitalization at inception
Net loss
    Comprehensive income (loss)
Exchange of Class A shares for
  Class B and Class C shares            2        $ 1
                                      ---       --------   ----------  -------
Balance at December 31, 1996            2        $ 1           --      $ --
Net loss
Cumulative foreign currency
  translation
    Comprehensive income (loss)
Deferred compensation
Amortization of deferred
  compensation
Class A shares issued upon exercise
  of stock options
Issuance of Convertible Preferred
  Stock, net of issuance costs
Exchange of Class A shares for
  Class B shares
Exchange of class A, B and C shares
  for common shares                    (1)                  5,191,732   5,192
Class B and C shares redeemed          (1)        (1)
Common shares issued from exercise
  of stock options                                            147,938     148
Issuance of common stock upon
  conversion of convertible note
  payable to related party                                    779,302     779
                                      ---       --------   ----------  -------
Balance at December 31, 1997          --         --         6,118,972   6,119
Net loss
Cumulative foreign currency
  translation
Unrealized gain on marketable
  securities
    Comprehensive income (loss)
Amortization of deferred
  compensation
Conversion of Preferred Stock                               6,234,434   6,234
Sale of common shares, net of
  issuance costs                                            6,900,000   6,900
Common shares issued for exercise
  of stock options                                            314,481     315
                                      ---       --------   ----------  -------
Balance at December 31, 1998          --         $--        19,567,88  $19,568
                                      ---       --------   ----------  -------
                                      ---       --------   ----------  -------

                                      ADDITIONAL                                                    OTHER               TOTAL
                                       PAID-IN             DEFERRED          ACCUMULATED        COMPREHENSIVE         STOCKHOLDER
Descriptions                           CAPITAL           COMPENSATION          DEFICIT              INCOME         (DEFICIT) EQUITY
------------                         ------------       --------------    ---------------       -------------    ------------------


Capitalization at inception           $   590,941                                                                     $  600,000
Net loss                                                                    $ (3,191,770)                             (3,191,770)
                                                                            ------------                             -----------
  Comprehensive income (loss)                                                 (3,191,770)                             (3,191,770)
Exchange of Class A shares
  for Class B and Class C
  shares
                                     -------------    ------------          ------------         ----------         ------------
Balance at December 31, 1996              590,941          $   --             (3,191,770)        $    --              (2,591,770)

Net loss                                                                      (8,356,261)                             (8,356,261)
Cumulative foreign currency
 translation                                                                                         (1,271)              (1,271)
                                                                            ------------         ----------         ------------
 Comprehensive income (loss)                                                  (8,356,261)            (1,271)          (8,357,532)
Deferred compensation                   1,547,072      (1,547,072)                                                       --
Amortization of deferred
 compensation                                             490,299                                                        490,299
Class A shares issued
  upon exercise of stock
  options                                   3,637                                                                          3,666
Issuance of Convertible
  Preferred Stock, net of
  issuance costs                       39,831,954                                                                     39,831,994
Exchange of Class A shares
  for Class B shares                                                                                                     --
Exchange of class A, B
  and C shares for
  Common shares                                                                                                          --
Class B and C shares
  redeemed                                                                   (24,996,447)                            (25,000,343)
Common shares issued from exercise
 of stock options                          23,503                                                                         23,651
Issuance of Common Stock upon
 conversion of convertible note
 payable to related party               4,999,221                                                                      5,000,000
                                     -------------    ------------         --------------         ---------         ------------
Balance at December 31, 1997           46,996,328      (1,056,773)           (36,544,478)            (1,271)           9,399,965

Net loss                                                                     (18,172,751)                            (18,172,751)
Cumulative foreign currency
 translation                                                                                         40,420               40,420
                                                                           --------------         ---------         ------------
Unrealized gain on marketable
 securities                                                                                           2,020                2,020
Comprehensive income (loss)                                                   (18,172,751)           42,440          (18,130,311)
Amortization of deferred
 compensation                                             615,817                                                        615,817
Conversion of Preferred Stock               (6,194)                                                                       --
Sale of common shares, net of
 issuance costs                        156,216,769                                                                   156,223,669
Common shares issued for exercise
 of stock options                          228,996                                                                       229,311
                                     -------------    ------------         --------------         ---------       --------------
Balance at December 31, 1998         $ 203,435,899    $  (440,956)         $ (54,717,229)         $  41,169       $  148,338,451
                                     -------------    ------------         --------------         ---------       --------------
                                     -------------    ------------         --------------         ---------       --------------

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                              PERIOD FROM
                                                                                                            JANUARY 23, 1996
                                                                                                              (INCEPTION)
                                                                                                                THROUGH
                                                                          FOR THE YEARS ENDED DECEMBER 31,    DECEMBER 31,
                                                                                1998            1997             1996
                                                                         ---------------------------------------------------
OPERATIONS
  Net loss                                                               $ (18,172,751)   $  (8,356,261)      (3,191,770)
  Adjustments to reconcile net loss
     to cash used in operating activities:
         Depreciation and amortization                                       2,232,862          388,815           45,932
         Amortization of deferred compensation                                 615,817          490,299               --
         Provision for bad debts and advertiser discounts                    2,637,277          562,075          150,000
         Changes in operating assets and liabilities:
                  Accounts receivable                                      (24,070,481)      (6,972,494)      (4,228,837)
                  Prepaid expenses & other current assets                     (266,271)        (453,515)            (900)
                  Accounts payable                                          12,440,492        6,193,715        1,948,714
                  Accrued expenses                                           9,339,267        2,311,124        1,097,418
                  Deferred revenues, deferred license and service fees       1,446,388           57,628          733,433
                                                                        --------------    -------------      ------------
                  Cash used in operating activities                        (13,797,400)      (5,778,614)      (3,446,010)
                                                                        --------------    -------------      ------------
INVESTING ACTIVITIES
   Purchases, sales and maturities of short-term investments, net           (3,768,833)      (5,874,229)              --
   Payments for purchases of property and equipment                        (13,638,033)      (1,940,347)        (491,726)
   Investments and other assets                                               (747,589)        (254,926)              --
                                                                        --------------    -------------      ------------
                  Cash used in investing activities                        (18,154,455)      (8,069,502)        (491,726)
                                                                        --------------    -------------      ------------
FINANCING ACTIVITIES
   Proceeds from issuances of common stock                                 156,223,669               --          600,000
   Proceeds from issuance of preferred stock                                        --       39,831,994               --
   Redemption of common stock                                                       --      (25,000,343)              --
   Proceeds from exercise of common stock options                              229,311           27,317               --
   Advances from related party                                                      --        3,048,096        3,337,736
   Payments under capital lease obligation                                     (44,100)              --               --
   Repayment of advances to related party                                           --       (1,385,832)              --
                                                                        --------------    -------------      ------------
                  Cash provided by financing activities                    156,408,880       16,521,232        3,937,736
                                                                        --------------    -------------      ------------

Effect of exchange rate changes on cash                                         42,440           (1,271)              --

Net increase in cash and cash equivalents                                  124,499,465        2,671,845               --

Cash and cash equivalents at beginning of period                             2,671,845               --               --
                                                                        --------------    -------------      ------------
Cash and cash equivalents at end of period                               $ 127,171,310    $   2,671,845      $        --
                                                                        --------------    -------------      ------------
                                                                        --------------    -------------      ------------


  See accompanying notes.

                                DOUBLECLICK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF OPERATIONS

    DoubleClick Inc. together with its subsidiaries, (the "Company") is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers. The Company's Dynamic Advertising Reporting and Targeting, DART technology and media expertise enable it to dynamically deliver highly targeted, measurable and cost-effective Internet advertising for advertisers, increase ad sales and improve ad space inventory management for Web publishers. The Company was organized as a Delaware corporation on January 23, 1996 and commenced operations on that date.


    In December 1998, the Company moved its international headquarters to Dublin, Ireland, and established several directly and indirectly owned Irish subsidiaries. Effective October 1, 1998, all of DoubleClick's interests in its majority-owned and minority-owned international operations, were transferred to DoubleClick's International Internet Advertising Limited, a wholly-owned subsidiary incorporated under Irish law.

    Inherent in the Company's business are various risks and uncertainties, including its limited operating history, recent development of the Internet advertising market and unproven acceptance and effectiveness of web advertising, unproven business model, risks associated with technological change, and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts, and the acceptance of the Company's solutions by the marketplace.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in less than 20% owned business partners, for which the Company does not have the ability to exercise significant influence and there is not a readily determinable market value, are accounted for using the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared.

MANAGEMENT'S USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

    The Company classifies its short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. At December 31, 1998 and 1997, the fair value of such securities approximated cost and the unrealized holding gains or losses were not material.

                                DOUBLECLICK INC.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives, or the term of the leases, whichever is shorter.

REVENUE RECOGNITION

    Revenues are derived primarily from the delivery of advertising impressions through third-party Web sites comprising the DoubleClick Network (the "Network"). Revenues are recognized in the period the advertising impressions are delivered provided collection of the resulting receivable is probable.

    The Company becomes obligated to make payments to third-party Web sites, which have contracted with the Company to be part of the Network, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statement of operations.

    From time to time during the period ended December 31, 1996, and to a lesser extent during the year ended December 31, 1997, the Company arranged for the placement of advertising on certain third-party Web sites for which it received commissions and fees. For such transactions, the advertisers were responsible for making payments directly to the Web sites. Commissions and fees derived from such transactions totaled $1,073,745 for the period from January 23, 1996 (inception) to December 31, 1996 and $137,064 for the year ended December 31, 1997, and such amounts are classified as revenues in the consolidated statement of operations.

    Deferred license and service fees represent payments received in advance from third parties or affiliated companies for use of the Company's trademarks, access to the Company's proprietary technology, and certain personnel during fixed periods of time which range from two to four years. Such fees will be recognized as revenues ratably over the terms of the applicable agreements. The Company is obligated to provide any enhancements or upgrades it develops and other support over the term of the applicable agreements.

PRODUCT DEVELOPMENT COSTS

    Product development costs and enhancements to existing products are charged to operations as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

ADVERTISING EXPENSES

    The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing on the consolidated statement of operations and totaled $2,734,771 and $712,172 for the years ended December 31, 1998, and 1997, and $217,546 for the period from January 23, 1996 (inception) through December 31, 1996.

                                DOUBLECLICK INC.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

    The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. At December 31, 1997 and 1998 the fair value of these instruments approximated their financial statement carrying amount.

    Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

    The Company is subject to concentrations of credit risk and interest rate risk related to its short-term investments. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing in money market funds, short term commercial paper, and A1 rated corporate bonds with an average days to maturity of 70 days at December 31, 1998.

    During the periods presented in the consolidated statement of operations, the Company derived substantially all of its revenues from the delivery of advertisements on Web sites that are part of the Network. In December 1996, the Company entered into a Procurement and Trafficking agreement (the "Agreement"), with Digital Equipment Corporation ("Digital") (subsequently acquired by Compaq Computer Corp. ("Compaq")) to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement that superceded the Procurement and Trafficking Agreement. Pursuant to the Advertising Services Agreement, Compaq has agreed to use DoubleClick's DART technology for ad delivery and to outsource to DoubleClick certain ad sales functions for domestic, international, and local ad sales. In consideration for such services performed by DoubleClick, Compaq will pay to DoubleClick (i) a DART Services fee for all domestic, international and local advertising delivered by DoubleClick to the AltaVista Web site, (ii) a sales commission based on the net revenues generated from all advertisements sold by DoubleClick on behalf of Compaq, and (iii) a billing and collections fee for all billing and collections services performed by DoubleClick on behalf of Compaq. Under the new agreement, the manner in which DoubleClick reports its financial results related to the services it provides AltaVista has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross amount of billings related to ads delivered by DoubleClick to the AltaVista Web site. Beginning January 1, 1999, DoubleClick will recognize as revenues the DART Service fee, the sales commission and billing and collection fees. The Advertising Services Agreement shall expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the Advertising Services Agreement. Net revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 46.5% and 44.7% of the Company's total revenues for the period ended December 31, 1998 and 1997, respectively. No other Web site on the Network was responsible for 10% or more of the Company's total revenues during the periods presented in the consolidated statement of operations.


Revenues associated with major advertising customers, as a percentage of total revenues, are as follows:


                                                                                  PERIOD FROM
                                                                                  JANUARY 23,
                                                                                     1996
                                                                                  (INCEPTION)
                           YEAR ENDED               YEAR ENDED                      THROUGH
                          DECEMBER 31,             DECEMBER 31,                  DECEMBER 31,
CUSTOMER                      1998                     1997                          1996
----------------------    -------------            -------------            ------------------------
          A                    -                           -                             10%




Accounts receivable regarding significant customers, as a percentage of total accounts receivable, are as follows:


                                                                                  PERIOD FROM
                                                                                  JANUARY 23,
                                                                                     1996
                                                                                  (INCEPTION)
                           YEAR ENDED               YEAR ENDED                      THROUGH
                          DECEMBER 31,             DECEMBER 31,                  DECEMBER 31,
CUSTOMER                      1998                     1997                          1996
----------------------    -------------            -------------            ------------------------

          B                      -                       12%                              -




Accounts receivable regarding significant customers, as a percentage of total accounts receivable, are as follows:


INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax

                                DOUBLECLICK INC.

assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

FOREIGN CURRENCY

    The functional currencies of the Company's subsidiaries are the local currencies. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

EQUITY BASED COMPENSATION

    The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

BASIC AND DILUTED NET LOSS PER SHARE

    Basic and diluted net loss per share have been restated to give effect to the conversion of the Convertible Preferred Stock which occurred simultaneous with the closing of the Company's initial public offering on February 25, 1998.

    Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock including the shares resulting from the conversion of Convertible Preferred Stock as though such conversion occurred at the beginning of the earliest period presented, less shares assumed to have been redeemed in connection with the recapitalization described in Note 5, as though such redemption also occurred at the beginning of the earliest period presented.

                                DOUBLECLICK INC.

    Diluted EPS is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At December 31, 1998, outstanding options to purchase 2,425,571 shares of common stock, with exercise prices ranging from $0.13 to $44.50, could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. As a result, the basic and diluted per share amounts are identical for all periods presented.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year's financial statements to conform to 1998 presentations.

(2) PROPERTY AND EQUIPMENT

                                                     ESTIMATED          DECEMBER 31,       DECEMBER 31,
                                                    USEFUL LIFE             1998               1997
                                                    -----------         ------------       ------------
Computer equipment and purchased software            1-3 YEARS          $ 12,453,112       $  1,768,509
Furniture and fixtures                                 5 YEARS             1,246,698            273,856
Leasehold improvements                               1-5 YEARS             2,012,898            389,708
Capital work-in-progress                                                     695,568                  -
                                                                        ------------       ------------
                                                                          16,408,276          2,432,073
Less accumulated depreciation and amortization                            (2,667,609)          (434,747)
                                                                        ------------       ------------
                                                                        $ 13,740,667       $  1,997,326
                                                                        ------------       ------------
                                                                        ------------       ------------

(3) INVESTMENTS

    In August 1997, the Company purchased 10% voting interests in each of DoubleClick Japan Inc. and DoubleClick Iberoamerica, S.L. for $154,926 and $100,000, respectively. The Company has the option to purchase an additional 12% voting interest in DoubleClick Japan Inc. for the then current value as defined. The Company also has the option to purchase a 39% voting interest in DoubleClick Iberoamerica, S.L. at the adjusted book value as defined. During the year ended December 31, 1998, the Company purchased 10% voting interest in Advertising on Internet in Scandinavia AB, doing business as DoubleClick Scandinavia, for $377,725, and a 10% interest in DoubleClick Italy s.r.l. These business partners were formed to establish international networks similar to the Network and to provide comprehensive Internet advertising solutions for advertisers. The international networks include publishers in Japan, Iberoamerica, Italy and Scandinavia.

    The Company also entered into agreements to provide its business partners with use of the Company's trademarks and the right to access the Company's proprietary technology and certain personnel during the term of the agreements, which range from two to four years. As of December 31, 1997 and 1998 the Company had received $700,000 and $1,025,000, respectively from its business partners. Such amounts are presented in the consolidated balance sheet as deferred license and service fees and are amortized over the life of the respective agreements. The Company has agreed to provide the business partners with any product enhancements and upgrades it develops, technical support, and maintenance. Further, the Company and the business partners have agreed to certain arrangements whereby each party shall be paid a commission for the sale of advertising impressions to be delivered on the other parties' networks.

(4) INCOME TAXES

    No provision for income taxes has been recorded as the Company incurred net operating losses for all periods presented. At December 31, 1998, the Company had approximately $22,342,000 of federal net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years beginning in 2012 through 2019. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

    The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets (liabilities) are comprised of the following:

                                DOUBLECLICK INC.

                                                       DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                          1998           1997             1996
                                                     --------------  ------------   --------------

Net operating loss carryforwards                     $  8,834,000    $  2,974,000   $    989,000
Accrued expenses                                        1,338,000         465,000        102,000
Deferred revenues, license and service fees               227,000         238,000             --
Other                                                     (15,000)         60,000         (6,000)
                                                     --------------  ------------   --------------
Net deferred tax assets before valuation allowance     10,384,000       3,737,000      1,085,000
Valuation allowance                                    10,384,000       3,737,000      1,085,000
                                                     --------------  ------------   --------------
Net deferred tax assets                              $          -    $          -   $          -
                                                     --------------  ------------   --------------
                                                     --------------  ------------   --------------



                                DOUBLECLICK INC.

(5) STOCKHOLDERS' EQUITY

    The Company's Certificate of Incorporation, as initially filed, authorized 40,000,000 shares of $.001 par value common stock designated as Class A, B, C, or common stock. The rights and privileges of the Company's four classes of common stock were generally similar, although Class C common stockholders had certain super-voting privileges, and Class B shares are non-voting.

    In September 1996, the Company exchanged 5,118,230 shares of Class A Common Stock for 5,118,228 shares of Class B Common Stock and 2 shares of Class C Common Stock. The exchanges were effected at par value.

    In June 1997, the Company authorized and issued 40,000 shares, $.001 par value, of Convertible Preferred Stock. The shares were issued for $1,000 per share. The shares of Convertible Preferred Stock had certain rights, preferences, and restrictions with respect to conversion, liquidation and voting as follows:

     -Each share of Convertible Preferred Stock was convertible, at the option of the holder, at any time into 155.86 shares of common stock, subject to certain antidilution provisions.

     -Conversion of Convertible Preferred Stock into common stock was automatic upon (i) the closing of a public or private offering of the Company's common stock when at least $20,000,000 is raised, and the offering is executed at a pre-money valuation of the Company of at least $100,000,000, or (ii) the Company meets or exceeds 90% of agreed-upon projections for each of 1997 and 1998.

     -Upon dissolution, sale, or liquidation, as defined, the holders of Convertible Preferred Stock are entitled to (i) a proportionate share of proceeds, assuming all Convertible Preferred Stock is converted into common stock if the value of the Company exceeds $70,000,000, (ii) $40,000,000 if the value of Company is more than $50,000,000 and less than $70,000,000, or
     (iii) 75% of the total proceeds to all stockholders if the value of the Company is less than $50,000,000.

     -The holders of Convertible Preferred Stock were entitled to vote on an as converted basis with the holders of common stock.

    Concurrent with the issuance of Convertible Preferred Stock, the Company effected an exchange and redemption of its outstanding Class A, B, and C Common Stock. Pursuant to the exchange, the stockholders of Class A, B, and C Common shares received 1, .28, and .28 shares, respectively, of newly issued common stock for each share exchanged. Holders of the Class B and C Common Shares redeemed their remaining shares for $4.64 per share, or $25,000,343 in the aggregate.

    On December 15, 1997, the Company's stockholders ratified a one-for-two reverse stock split of all issued and outstanding common stock of the Company. All share and per share amounts affecting net loss per share, weighted average number of Common and Common equivalent shares outstanding, common stock issued and outstanding, additional paid-in capital and all other stock transactions presented in these consolidated financial statements and related notes have been restated to reflect the one-for-two reverse stock split.

    Holders of common stock are subject to substantial restrictions on transfer and also have certain "piggyback" and demand registration rights which, with certain exceptions, require the Company to use its best efforts to include in any of the Company's registration statements any shares requested to be so included. Further, the Company will pay all expenses

                                DOUBLECLICK INC.

directly incurred on its behalf in connection with such registration.

    In February 1998, the Company completed an initial public offering of 4,025,000 shares of the Company's common stock. Proceeds to the Company from this initial public offering totaled approximately $62.5 million net of offering costs of $1.1 million. Upon the closing of the initial public offering, the Company's convertible preferred stock converted into 6,234,434 shares of common stock.

    In February 1998, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of preferred stock and common stock to 5,000,000 and 60,000,000, respectively.

    In December 1998, the Company completed an additional public offering of 2,875,000 shares of the Company's common stock. Proceeds to the Company from this additional offering totaled approximately $93.7 million net of offering costs of $700,000.

STOCK OPTION PLAN

The 1997 Stock Option Plan (the "1997 Plan") serves as the successor to the Company's 1996 Stock Option Plan (the "Predecessor Plan"). The 1997 Plan was adopted by the Board of Directors on November 7, 1997 and was subsequently approved by the stockholders. The 1997 Plan became effective immediately upon the Board of Directors' adoption of the Plan (the "Plan Effective Date"). Under the 1997 Plan, 3,000,000 shares of common stock are initially reserved for the issuance of incentive and nonqualified stock options. Such share reserve consists of (i) the number of shares available for issuance under the Predecessor Plan on the Plan Effective Date including the shares subject to outstanding options, and (ii) an additional 1,550,000 shares of common stock. In addition, the number of shares of common stock reserved for issuance under the 1997 Plan automatically increases on the first trading day of each calendar year, beginning with the 1999 calendar year, by an amount equal to three percent 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. Accordingly, on January 4, 1999, 587,038 additional shares of common stock were available under the 1997 Plan for the grant of nonqualified stock options. When an employee option holder leaves DoubleClick's service, shares that are subject to an unvested option are returned to the reserve of common stock issuable under the 1997 Plan on the employee's date of termination, and shares that are subject to a vested option are returned to the reserve issuable under the 1997 Plan at the end of the three-month period following the employee's date of termination, to the extent not exercised and issued before the end of that period. To the extent that an option grant permits the exercise of unvested shares and is subject to repurchase by DoubleClick upon an employee's termination of service, those unvested shares of common stock that are subsequently repurchased by the Company, whether at the exercise price or direct issue paid per share, will be added to the reserve of common stock available for issuance under the 1997 Plan. In no event, however, may any one participant in the 1997 Plan receive option grants or direct stock issuances for more than 375,000 shares of common stock in the aggregate per calendar year.

    On the Plan Effective Date, outstanding options under the Predecessor Plan were incorporated into the 1997 Plan, and no further option grants will be made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms, unless the 1997 Plan Administrator elects to extend one or more features of the 1997 Plan to those options. The options have substantially the same terms as will be in effect for grants made under the 1997 Plan.

    Generally, options granted under the Plan vest ratably over a period of three to four years from the date of grant and expire 10 years from the date of grant and terminate, to the extent unvested, on the date of termination, and to the extent vested, at the end of the three-month period following the termination of employment.

                                DOUBLECLICK INC.

     A summary of stock option activity from inception is as follows:

                                                   OPTIONS
                                   OUTSTANDING     WEIGHTED
                                    NUMBER OF      AVERAGE
                                     SHARES     EXERCISE PRICE
                                  ------------  --------------
Options granted                     1,363,380        0.16
Options exercised                           0        0.00
Options canceled                       (2,000)       0.12
                                  ------------------------
Balance at December 31, 1996        1,361,380        0.16

Options granted                     1,038,725        3.41
Options exercised                    (176,688)       0.16
Options canceled                     (203,250)       0.66
                                  ------------------------
Balance at December 31, 1997        2,020,167        1.78

Options granted                       910,285       21.26
Options exercised                    (314,481)       0.73
Options canceled                     (190,400)       7.91
                                  ------------------------
Balance at December 31, 1998        2,425,571        8.73

Exercisable at December 31, 1998      679,426        0.94
                                  ------------------------
                                  ------------------------
Available for future grants            83,260
                                  ------------
                                  ------------

During the year ended December 31, 1997, deferred compensation of $1,547,072 was recorded for options granted of which $490,299 and $615,817 was amortized to compensation expense in 1997 and 1998 respectively. The remaining deferred compensation will be amortized over the balance of the four year vesting period of the stock options.

Had the Company determined compensation cost of employee stock options based on the minimum value of the stock options at the grant date, consistent with the guidelines of SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                PERIOD FROM
                                                              JANUARY 23, 1996
                             YEAR ENDED         YEAR ENDED  (INCEPTION) THROUGH
                             DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                 1998             1997              1996
                             ------------      ------------  ------------------
Net loss:
  As reported                 18,172,751        8,356,261        3,191,770
  Pro forma per SFAS 123      19,560,102        8,929,654        3,201,393
Net loss per share:
  As reported                      (1.13)           (0.73)           (0.28)
  Pro forma per SFAS 123           (1.22)           (0.78)           (0.28)

The per share weighted average fair value of options granted during the period from inception to December 31, 1996 and for the years ended December 31, 1997 and 1998 was $0.03, $2.21, and $13.88 respectively, on the date with the following weighted average assumptions:

                                                               PERIOD FROM
                                                              JANUARY 23, 1996
                             YEAR ENDED         YEAR ENDED  (INCEPTION) THROUGH
                             DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                 1998             1997            1996
                                 ----             ----            ----
Expected dividend yield             0%                0%               0%
Risk-free interest rate          5.17%             6.00%            5.60%
Expected life                 4 Years           4 Years          4 Years
Volatility                         90%                0%               0%


                                DOUBLECLICK INC.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                  Options Outstanding                             Options Exercisable
                                  -------------------                             -------------------
                                      Weighted-
Range of                Number         Average             Weighted-          Number             Weighted-
Exercise            Outstanding       Remaining             Average         Exercisable           Average
Prices              at 12/31/98    Contractual Life     Exercise Price      at 12/31/98        Exercise Price
------              -----------    ----------------     --------------      -----------        --------------

$0.13 to 1.16        1,224,579         7.7                 $0.40              612,306               $0.23
$3.00 to 7.00          173,750         8.8                 $4.42               30,012               $4.55
$8.50 to 23.88         693,882         9.1                $12.14               37,108               $9.69
$24.25 to 44.50        333,360         9.6                $34.45                   -                    -
                    ----------     ----------          ------------         ---------            ---------
                     2,425,571      8.4 years              $8.73              679,426               $0.94
                    ----------     ----------          ------------         ---------            ---------
                    ----------     ----------          ------------         ---------            ---------


(6) RELATED PARTY TRANSACTIONS

    During the period from January 23, 1996 (inception) through March 31, 1997, the Company received certain administrative and support services from a stockholder (the "related party"). The Company reimbursed the related party for administrative and support services at amounts which approximated the fair market value of such services. In addition, the related party advanced the Company amounts required to fund operations and investing activities. The advances were unsecured and bore interest at the 30-day LIBOR rate plus 2.5% (8.3% at December 31, 1996). Amounts due to the related party reflect the following activities:


Administrative and support services charged during 1996      $   462,817

Cash advances during 1996
                                                               2,874,919
                                                             -----------

Balance due to related party at December 31, 1996              3,337,736

Cash advances during the three months ended March 31, 1997     3,048,096

Repayment of advances                                         (1,385,832)

Conversion of advances into convertible note payable          (5,000,000)
                                                             -----------
Balance due to related party at December 31, 1997            $        --
                                                             -----------
                                                             -----------

    Effective April 1, 1997 the related party ceased providing such administrative and support services to the Company.

    On June 4, 1997, the Company converted advances from the related party into a $5,000,000, convertible note. Principal was payable, with any and all accrued and unpaid interest, on June 4, 2000. The note accrued interest at a per annum rate equal to the "Federal Short Term Rate". On December 30, 1997 at the option of the holder, the convertible note was converted into 779,302 shares of the Company's common stock at a conversion price of $6.42.

(7) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

                                                                    PERIOD FROM
                                                                    JANUARY 23,
                                                                       1996
                                                                    (INCEPTION)
                                    YEAR ENDED      YEAR ENDED        THROUGH
                                    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                      1998             1997              1996
                                    ------------    ------------     ------------
Cash paid for interest:              $15,100         $338,570         $91,090
                                    ------------    ------------     ------------
                                    ------------    ------------     ------------



    Non-cash investing activities: During the year ended December 31, 1998, the Company acquired $338,170 under capital leases.

     Non-cash financing activities: On June 4, 1997, the Company converted $5.0 million of advances from the related party into a $5.0 million convertible note. On December 30, 1997, the convertible note was converted into 779,302 shares of the Company's common stock.

(8) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases facilities under operating lease agreements expiring through 2002. Future minimum lease payments under these leases are as follows:

                                DOUBLECLICK INC.


Years ending December 31,                FUTURE MINIMUM
                                         LEASE PAYMENTS--
1999. ..............................    $   1,688,355
2000................................          973,305
2001................................          924,972
2002................................          603,429
Thereafter..........................           72,960

    Rent expense totaled approximately $1,399,696 and $489,944 for the years ended December 31, 1998, and 1997, and $163,195 for the period from January 23, 1996 (inception) to December 31, 1996.

    Pending legal proceedings are substantially limited to litigation incidental to the business of DoubleClick. In the opinion of management, the ultimate resolutions of these matters will not have a material effect on the financial statements of DoubleClick.

(9) SEGMENT REPORTING

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997.

    The Company is organized to use its DART technology as the primary enabler in delivering a variety of Internet advertising solutions to customers in international and domestic markets. DoubleClick's revenues are derived primarily from the delivery of advertisements on the Web sites of publishers on the DoubleClick Network. During all periods presented, DoubleClick did not derive significant revenues from its other services.

The following represents revenues and long-lived asset information by geographic area as and for the years ended December 31:

                                      REVENUES                              LONG-LIVED ASSETS
                                ---------------------                       -----------------
IN (000'S)                      1998                1997                1998                1997
                              -------             -------             -------             -------
United States (1)             $68,715              29,474              14,223               2,845

International (1)              11,472               1,123                 619                   6
                              -------             -------             -------             -------
Total                         $80,188             $30,597             $14,842              $2,851
                              -------             -------             -------             -------
                              -------             -------             -------             -------

(1) Revenues are presented based on the country in which the insertion order is placed.

(10) SUBSEQUENT EVENT

                                DOUBLECLICK INC.

LEASE AGREEMENT

      On January 26, 1999, DoubleClick entered into a lease agreement for over 150,000 square feet of office space located at 450 West 33rd Street, New York, New York 10001, for a term of eleven years with an option to renew the initial term for an additional five years. DoubleClick will make lease payments of approximately $800,000 in 1999 on this space. In addition, DoubleClick will pay monthly payments totaling $4.6 million per annum for the period from January 26, 2000 to January 25, 2004 escalating to $4.85 million for the period from January 26, 2004 to January 25, 2005 and $5.0 million per annum for the period from January 26, 2006 to the expiration date of the initial term on January 25, 2010. The new facility will house the corporate headquarters of DoubleClick. DoubleClick expects that its New York based operations will be relocated to the new facilities in the fourth quarter of 1999. DoubleClick expects to incur non-recurring charges in 1999 relating to its relocation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

       Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information contained in the Company's proxy statement to be mailed to Stockholders on or about April 5, 1999, which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information contained in the Company's proxy statement to be mailed to Stockholders on or about April 5, 1999, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information contained in the Company's proxy statement to be mailed to Stockholders on or about April 5, 1999, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information contained in the Company's proxy statement to be mailed to Stockholders on or about April 5, 1999, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    (a) Exhibits.


    NUMBER                                DESCRIPTION
-----------     ----------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 ("Registration number 333-67459")
3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 ("Registration
       Statement No. 333-42323")).
10.1   1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of
       Registration Statement No. 333-42323).
10.2   1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of
       Registration Statement No. 333-42323).
10.3   [Reserved]
10.4 Stockholders Agreement, dated as of June 4, 1997 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-42323).
10.5   Sublease dated August 1996, between Martin, Marshall, Jaccoma & Mitchell
       Advertising, Inc. and the Registrant (Incorporated by reference to Exhibit 10.5 of Registration Statement No. 333-42323).
10.6   Lease dated July 1997, between Investment Properties Associates and the
       Registrant (Incorporated by reference to Exhibit 10.6 of Registration
       Statement No. 333-42323).
10.7+ Procurement and Trafficking Agreement, dated December 1996, by and between Registrant and Digital Equipment Corporation (Incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-42323).
10.8+  Amendment No. 1 to Procurement and Trafficking Agreement, dated January
       1998, by and between Registrant and Digital Equipment Corporation
       (Incorporated by reference to Exhibit 10.8 of Registration Statement No.
       333-42323).
11.1   Statement re: Computation of Basic and Diluted Net Loss Per Share.
21.1   Subsidiaries of the Registrant (filed herewith).
23.1   Consent of PricewaterhouseCoopers LLP.
27.1   Financial Data Schedule (filed herewith).

(b)    Financial Statement Schedules.


+ Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

                                DOUBLECLICK INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
          PERIOD FROM JANUARY 23, 1996 (INCEPTION) TO DECEMBER 31, 1996
                 AND THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                   ADDITIONS
                                                    BALANCE AT     CHARGED TO                    BALANCE AT
                                                     BEGINNING     COSTS AND                       END OF
                 DESCRIPTION                         OF PERIOD      EXPENSES      DEDUCTIONS       PERIOD
                                                    ----------     ----------     ----------     ----------
1998:
Allowances deducted from accounts receivable:
  Allowance for doubtful accounts                   $      712     $    2,399     $   (1,696)    $    1,415
  Allowances for advertiser discounts               $      580     $    4,534     $   (2,600)    $    2,514
                                                    ----------     ----------     ----------     ----------
    Total                                           $    1,292     $    6,933     $   (4,296)    $    3,929
                                                    ----------     ----------     ----------     ----------
                                                    ----------     ----------     ----------     ----------
1997:
Allowances deducted from accounts receivable:
  Allowance for doubtful accounts                   $      150     $      831     $     (269)    $      712
  Allowances for advertiser discounts               $        -     $      812     $     (232)    $      580
                                                    ----------     ----------     ----------     ----------
    Total                                           $      150     $    1,768     $     (626)    $    1,292
                                                    ----------     ----------     ----------     ----------
                                                    ----------     ----------     ----------     ----------
1996:
Allowances deducted from accounts receivable:
  Allowance for doubtful accounts                   $        -     $      150     $        -     $      150
  Allowances for advertiser discounts               $        -     $        -     $        -     $        -
                                                    ----------     ----------     ----------     ----------
    Total                                           $        -     $      150     $        -     $      150
                                                    ----------     ----------     ----------     ----------
                                                    ----------     ----------     ----------     ----------

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 4th day of March, 1999.

                                DOUBLECLICK INC.

                                By:           /S/ KEVIN J. O'CONNOR
                                              ---------------------

                                                Kevin J. O'Connor
                                             Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated on March 4, 1999:


                                 SIGNATURE                                              TITLE(S)
          ------------------------------------------------------        ----------------------------------------------------

                    /s/ KEVIN J. O'CONNOR                               Chief Executive Officer and Chairman of the Board of
          ------------------------------------------------              Directors (Principal Executive Officer)
                        Kevin J. O'Connor

                    /s/ JEFFREY E.EPSTEIN                               Chief Financial Officer (Principal Financial
          ---------------------------------------------                 Officer and Principal Accounting Officer)
                      Jeffrey E. Epstein

                    /s/ DWIGHT A. MERRIMAN                               Chief Technology Officer and Director
          ---------------------------------------------
                      Dwight A. Merriman

                    /s/ DAVID N. STROHM                                  Director
          ---------------------------------------------
                      David N. Strohm

                    /s/ MARK E. NUNNELLY                                 Director
          ---------------------------------------------
                      Mark E. Nunnelly

                    /s/ W. GRANT GREGORY                                 Director
          ---------------------------------------------
                      W. Grant Gregory

                    /s/ DONALD PEPPERS                                   Director
          ---------------------------------------------
                       Donald Peppers

                     /s/ THOMAS S. MURPHY                                 Director
          ---------------------------------------------
                       Thomas S. Murphy
