Form 10-K/A
period 1998-12-31
DOUBLECLICK INC
filed 1999-04-27
CIK 1049480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

         DOUBLECLICK DATABANK. DataBank is a comprehensive data mining service that allows advertisers to comprehend the effectiveness of their marketing strategies and improve their marketing efforts. This service provides the infrastructure for an advertiser to effectively store and analyze its online advertising data and transactions. With DataBank's "knowledge discovery" mechanism, patterns and correlations between ad campaigns and customers' activities can be established.

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

                                DOUBLECLICK INC.
                         SELECTED FINANCIAL INFORMATION

                                                                     PERIOD FROM
                                                                   JANUARY 23, 1996
                                                                 (INCEPTION) THROUGH
                                         YEAR ENDED DECEMBER 31,   DECEMBER 31,
                                         -----------------------
                                            1998         1997        1996
                                         ----------    ---------   --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues                                   $ 80,188    $ 30,597    $  6,514
Cost of revenues                             53,964      20,628       3,780
                                           --------    --------    --------

Gross profit                                 26,224       9,969       2,734
Operating expenses:
Sales and marketing                          29,180      10,710       3,079
General and administrative                   11,288       6,326       2,145
Product development                           6,684       1,398         618
                                           --------    --------    --------
Total operating expenses                     47,152      18,434       5,842
                                           --------    --------    --------
Loss from operations                        (20,928)     (8,465)     (3,108)
Net interest income (expense)                 2,756         109         (84)
                                           --------    --------    --------
Net loss                                   $(18,172)   $ (8,356)   $ (3,192)
                                           --------    --------    --------
                                           --------    --------    --------

Basic and diluted net loss per share       $  (1.19)   $  (1.22)   $  (0.35)
                                           --------    --------    --------
                                           --------    --------    --------
Weighted average shares used
     in basic and diluted net
     loss per share calculation              15,220       6,859       9,059
                                           --------    --------    --------
                                           --------    --------    --------

                                           DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                              1998              1997             1996
                                           ----------------------------------------------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents, and investments   $136,814         $  8,546              $-
Working capital (deficit)                     134,118            7,512          (3,038)
Total assets                                  183,620           21,162           4,526
Total stockholders' (deficit) equity          148,338            9,400          (2,592)

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

                                                         WEIGHTED
                                                          AVERAGE  BASIC AND DILUTED
 QUARTER                  GROSS    LOSS FROM      NET     COMMON     NET LOSS PER
  ENDED       REVENUES    PROFIT  OPERATIONS     LOSS     SHARES     COMMON SHARE
-------------------------------------------------------------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
March 31       $13,004   $ 4,159   $(4,840)   $(4,427)    10,583   $  (0.42)
June 30         17,293     5,569    (5,491)    (4,674)    16,459      (0.28)
September 30    20,777     6,807    (5,434)    (4,714)    16,566      (0.28)
December 31     29,114     9,689    (5,164)    (4,357)    17,129      (0.25)

1997
March 31       $ 5,329   $ 1,935   $(1,170)   $(1,242)     9,059   $  (0.14)
June 30          6,138     2,044    (1,179)    (1,230)     7,928      (0.16)
September 30     8,190     2,630    (2,270)    (2,140)     5,227      (0.41)
December 31     10,940     3,360    (3,846)    (3,744)     5,309      (0.71)

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

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       PERIOD FROM
                                                                                    JANUARY 23, 1996
                                                                                       (INCEPTION)
                                                 FOR THE YEARS ENDED DECEMBER 31,        THROUGH
                                                --------------------------------       DECEMBER 31,
                                                     1998                1997             1996
                                                ---------------------------------------------------
Revenues                                        $  80,187,534       $ 30,597,031     $  6,514,087
Cost of revenues                                   53,963,528         20,627,724        3,780,133
                                                ---------------------------------------------------
  Gross profit                                     26,224,006          9,969,307        2,733,954
                                                ---------------------------------------------------
Operating expenses:
  Sales and marketing                              29,179,504         10,710,418        3,079,305
  General and administrative                       11,288,886          6,325,666        2,144,312
  Product development                               6,683,547          1,398,313          618,251
                                                ---------------------------------------------------
   Total operating expenses                        47,151,937         18,434,397        5,841,868
                                                ---------------------------------------------------
Loss from operations                              (20,927,931)        (8,465,090)      (3,107,914)

Interest income                                     2,829,711            449,618            7,234
Interest expense                                      (74,531)          (340,789)         (91,090)
                                                ---------------------------------------------------

Net loss                                         $(18,172,751)      $ (8,356,261)    $ (3,191,770)
                                                ---------------------------------------------------
                                                ---------------------------------------------------
Basic and diluted net loss per common share      $      (1.19)      $      (1.22)    $      (0.35)
                                                ---------------------------------------------------
                                                ---------------------------------------------------
Weighted average shares used
  in basic and diluted net
  loss per share calculation                       15,220,287          6,858,711        9,059,120
                                                ---------------------------------------------------
                                                ---------------------------------------------------


See accompanying notes.

       Consolidated Statement of Changes in Stockholders' (Deficit) Equity


                                       CONVERTIBLE
                                     PREFERRED STOCK     CLASS A COMMON       CLASS B COMMON
                                     ---------------   -------------------  -------------------
Descriptions                         SHARES   AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT
------------                         -------  ------   ----------  -------  ----------  -------
Capitalization at inception                             9,059,120  $9,059
Net loss
    Comprehensive income (loss)
Exchange of Class A shares for
  Class B and Class C shares                           (5,118,230) (5,118)   5,118,228  $5,117
                                     -------  ------   ----------  -------  ----------  -------
Balance at December 31, 1996           --      $--      3,940,890   3,941    5,118,228   5,117
Net loss
Cumulative foreign currency
  translation
    Comprehensive income (loss)
Deferred compensation
Amortization of deferred
  compensation
Class A shares issued upon exercise
  of stock options                                         28,750      29
Issuance of Convertible Preferred
  Stock, net of issuance costs        40,000    40
Exchange of Class A shares for
  Class B shares                                         (271,770)   (272)     271,770     272
Exchange of class A, B and C shares
  for Common shares                                    (3,697,870) (3,698)  (1,493,861) (1,494)
Class B and C shares redeemed                                               (3,896,137) (3,895)
Common shares issued from exercise
  of stock options
Issuance of common stock upon
  conversion of convertible note
  payable to related party
                                     -------  ------   ----------  -------  ----------  -------
Balance at December 31, 1997          40,000    40         --        --         --        --

Net loss
Cumulative foreign currency
  translation
Unrealized gain on marketable
  securities
    Comprehensive income (loss)
Amortization of deferred
  compensation
Conversion of Preferred Stock        (40,000)  (40)
Sale of common shares, net of
  issuance costs
Common shares issued for exercise
  of stock options
                                     -------  ------   ----------  -------  ----------  -------
Balance at December 31, 1998           --      $--         --      $ --         --      $ --
                                     -------  ------   ----------  -------  ----------  -------
                                     -------  ------   ----------  -------  ----------  -------


                                       CLASS C COMMON         COMMON STOCK
                                     -------------------   -------------------
Descriptions                          SHARES     AMOUNT      SHARES    AMOUNT
------------                         --------   --------   ----------  -------
Capitalization at inception
Net loss
    Comprehensive income (loss)
Exchange of Class A shares for
  Class B and Class C shares            2        $ 1
                                      ---       --------   ----------  -------
Balance at December 31, 1996            2        $ 1           --      $ --
Net loss
Cumulative foreign currency
  translation
    Comprehensive income (loss)
Deferred compensation
Amortization of deferred
  compensation
Class A shares issued upon exercise
  of stock options
Issuance of Convertible Preferred
  Stock, net of issuance costs
Exchange of Class A shares for
  Class B shares
Exchange of class A, B and C shares
  for common shares                    (1)                  5,191,732   5,192
Class B and C shares redeemed          (1)        (1)
Common shares issued from exercise
  of stock options                                            147,938     148
Issuance of common stock upon
  conversion of convertible note
  payable to related party                                    779,302     779
                                      ---       --------   ----------  -------
Balance at December 31, 1997          --         --         6,118,972   6,119
Net loss
Cumulative foreign currency
  translation
Unrealized gain on marketable
  securities
    Comprehensive income (loss)
Amortization of deferred
  compensation
Conversion of Preferred Stock                               6,234,434   6,234
Sale of common shares, net of
  issuance costs                                            6,900,000   6,900
Common shares issued for exercise
  of stock options                                            314,481     315
                                      ---       --------   ----------  -------
Balance at December 31, 1998          --         $--       19,567,887  $19,568
                                      ---       --------   ----------  -------
                                      ---       --------   ----------  -------

                                     ADDITIONAL                                         OTHER           TOTAL
                                      PAID-IN         DEFERRED       ACCUMULATED    COMPREHENSIVE    STOCKHOLDER
Descriptions                          CAPITAL       COMPENSATION       DEFICIT         INCOME      (DEFICIT) EQUITY
------------                        ------------   --------------  ---------------  -------------  ------------------
Capitalization at inception         $    590,941                                                     $   600,000
Net loss                                                            $ (3,191,770)                     (3,191,770)
                                                                    ------------                     -----------
  Comprehensive income (loss)                                         (3,191,770)                     (3,191,770)
Exchange of Class A shares
  for Class B and Class C
  shares
                                    ------------    ------------    ------------      ----------     ------------
Balance at December 31, 1996             590,941    $       --        (3,191,770)     $   --           (2,591,770)

Net loss                                                              (8,356,261)                      (8,356,261)
Cumulative foreign currency
 translation                                                                              (1,271)          (1,271)
                                                                    ------------      ----------     ------------
 Comprehensive income (loss)                                          (8,356,261)         (1,271)      (8,357,532)
Deferred compensation                  1,547,072                      (1,547,072)                          --
Amortization of deferred
 compensation                                           490,299                                           490,299
Class A shares issued
  upon exercise of stock
  options                                  3,637                                                            3,666
Issuance of Convertible
  Preferred Stock, net of
  issuance costs                      39,831,954                                                       39,831,994
Exchange of Class A shares
  for Class B shares                                                                                       --
Exchange of class A, B
  and C shares for
  Common shares                                                                                            --
Class B and C shares
  redeemed                                                           (24,996,447)                     (25,000,343)
Common shares issued from exercise
 of stock options                         23,503                                                           23,651
Issuance of Common Stock upon
 conversion of convertible note
 payable to related party              4,999,221                                                        5,000,000
                                    ------------    ------------    ------------      ----------     ------------
Balance at December 31, 1997          46,996,328      (1,056,773)    (36,544,478)         (1,271)       9,399,965

Net loss                                                             (18,172,751)                     (18,172,751)
Cumulative foreign currency
 translation                                                                              40,420           40,420
                                                                    ------------      ----------     ------------
Unrealized gain on marketable
 securities                                                                                2,020            2,020
Comprehensive income (loss)                                          (18,172,751)         42,440      (18,130,311)
Amortization of deferred
 compensation                                            615,817                                          615,817
Conversion of Preferred Stock             (6,194)                                                          --
Sale of common shares, net of
 issuance costs                      156,216,769                                                      156,223,669
Common shares issued for exercise
 of stock options                        228,996                                                          229,311
                                    ------------    ------------    ------------      ----------     ------------
Balance at December 31, 1998        $203,435,899    $   (440,956)   $(54,717,229)     $   41,169     $148,338,451
                                    ------------    ------------    ------------      ----------     ------------
                                    ------------    ------------    ------------      ----------     ------------

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                          PERIOD FROM
                                                                                                       JANUARY 23, 1996
                                                                                                          (INCEPTION)
                                                                                                            THROUGH
                                                                          FOR THE YEARS ENDED DECEMBER 31, DECEMBER 31,
                                                                               1998            1997           1996
                                                                           -------------   ------------   -----------
OPERATIONS
  Net loss                                                                 $ (18,172,751)  $ (8,356,261)   (3,191,770)
  Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                         2,232,862        388,815        45,932
         Amortization of deferred compensation                                   615,817        490,299            --
         Provision for bad debts and advertiser discounts                      2,637,277        562,075       150,000
         Changes in operating assets and liabilities:
                  Accounts receivable                                        (24,070,481)    (6,972,494)   (4,228,837)
                  Prepaid expenses & other current assets                       (266,271)      (453,515)         (900)
                  Accounts payable                                            12,440,492      6,193,715     1,948,714
                  Accrued expenses                                             9,339,267      2,311,124     1,097,418
                  Deferred revenues, deferred license and service fees         1,446,388         57,628       733,433
                                                                           -------------   ------------   -----------
                  Cash used in operating activities                          (13,797,400)    (5,778,614)   (3,446,010)
                                                                           -------------   ------------   -----------
INVESTING ACTIVITIES
   Purchases, sales and maturities of short-term investments, net             (3,768,833)    (5,874,229)           --
   Payments for purchases of property and equipment                          (13,638,033)    (1,940,347)     (491,726)
   Investments and other assets                                                 (747,589)      (254,926)           --
                                                                           -------------   ------------   -----------
                  Cash used in investing activities                          (18,154,455)    (8,069,502)     (491,726)
                                                                           -------------   ------------   -----------
FINANCING ACTIVITIES
   Proceeds from issuances of common stock                                   156,223,669             --       600,000
   Proceeds from issuance of preferred stock                                          --     39,831,994            --
   Redemption of common stock                                                         --    (25,000,343)           --
   Proceeds from exercise of common stock options                                229,311         27,317            --
   Advances from related party                                                        --      3,048,096     3,337,736
   Payments under capital lease obligation                                       (44,100)            --            --
   Repayment of advances to related party                                             --     (1,385,832)           --
                                                                           -------------   ------------   -----------
                  Cash provided by financing activities                      156,408,880     16,521,232     3,937,736
                                                                           -------------   ------------   -----------

Effect of exchange rate changes on cash                                           42,440         (1,271)           --

Net increase in cash and cash equivalents                                    124,499,465      2,671,845            --

Cash and cash equivalents at beginning of period                               2,671,845             --            --
                                                                           -------------   ------------   -----------
Cash and cash equivalents at end of period                                 $ 127,171,310   $  2,671,845   $        --
                                                                           -------------   ------------   -----------
                                                                           -------------   ------------   -----------

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

    In December 1998, the Company moved its international headquarters to Dublin, Ireland, and established several directly and indirectly owned Irish subsidiaries. Effective October 1, 1998, all of DoubleClick's interests in its majority-owned and minority-owned international operations, were transferred to DoubleClick International Internet Advertising Limited, a wholly-owned subsidiary incorporated under Irish law.

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

BASIC AND DILUTED NET LOSS PER SHARE

    The presentation of basic and diluted net loss per share has been revised to give effect to the conversion of the Convertible Preferred Stock from the date of conversion, which occurred simultaneous with the closing of the Company's initial public offering on February 25, 1998.

    Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding, including the number of common shares issued upon the conversion of Convertible Preferred Stock, as of the date of conversion.

    Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At December 31, 1996, 1997 and 1998, outstanding options to purchase shares of common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share for 1997 and 1998 excludes the effect of shares issuable upon the conversion of Convertible Preferred Stock since their inclusion would have had an antidilutive effect. As a result, the basic and diluted per share amounts are identical for all periods presented.

    The 1997 and 1998 quarterly information previously reported has been revised on the same basis described above. The following are the quarterly basic and diluted net loss per common share and the weighted average shares used in the basic and diluted net loss per share computation:

                                                                                    QUARTER ENDED

                                                          MARCH 31, 1997    MARCH 31, 1998    JUNE 30, 1997    SEPTEMBER 30, 1997
                                                          --------------    --------------    -------------    ------------------
Weighted average shares used in basic and
  diluted net loss per share computation                    9,059,120         10,582,602        7,927,766           5,226,982
                                                            =========         ==========        =========           =========

Basic and diluted net loss per share                        $   (0.14)        $    (0.42)       $   (0.16)          $   (0.41)
                                                            =========         ==========        =========           =========

                                DOUBLECLICK INC.

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

Had the Company determined compensation cost of employee stock options based on the minimum value of the stock options at the grant date, consistent with the guidelines of SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                PERIOD FROM
                                                              JANUARY 23, 1996
                             YEAR ENDED         YEAR ENDED  (INCEPTION) THROUGH
                             DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                 1998             1997              1996
                             ------------      ------------  ------------------
Net loss:
  As reported                 18,172,751        8,356,261        3,191,770
  Pro forma per SFAS 123      19,560,102        8,929,654        3,201,393

Net loss per share:
  As reported                 $    (1.19)       $   (1.22)       $   (0.35)
  Pro forma per SFAS 123      $    (1.29)       $   (1.30)       $   (0.35)

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

The following represents revenues and long-lived asset information by geographic area as of and for the years ended December 31:

                                      REVENUES                              LONG-LIVED ASSETS
                                ---------------------                       -----------------
IN (000'S)                      1998                1997                1998                1997
                              -------             -------             -------             -------
United States (1)             $68,716              29,474              14,223               2,845

International (1)              11,472               1,123                 619                   6
                              -------             -------             -------             -------
Total                         $80,188             $30,597             $14,842              $2,851
                              -------             -------             -------             -------
                              -------             -------             -------             -------

(1) Revenues are presented based on the country in which the insertion order is placed.

(10) SUBSEQUENT EVENT

                                DOUBLECLICK INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    (a) Exhibits.


NUMBER                                DESCRIPTION
------    ----------------------------------------------------------------------

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 27th day of April, 1999.

                                DOUBLECLICK INC.

                                By: /s/ KEVIN J. O'CONNOR
                                    --------------------------------
                                    Kevin J. O'Connor
                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated on April 27, 1999:


          SIGNATURE                                  TITLE(S)
-----------------------------      ---------------------------------------------

      /s/ KEVIN J. O'CONNOR        Chief Executive Officer and Chairman of the
-----------------------------      Board of Directors (Principal Executive
       Kevin J. O'Connor           Officer)

   /s/ STEPHEN R. COLLINS          Chief Financial Officer (Principal Financial
-----------------------------      Officer and Principal Accounting Officer)
     Stephen R. Collins

   /s/ DWIGHT A. MERRIMAN          Chief Technology Officer and Director
-----------------------------
     Dwight A. Merriman

   /s/ DAVID N. STROHM             Director
-----------------------------
     David N. Strohm

   /s/ MARK E. NUNNELLY            Director
-----------------------------
     Mark E. Nunnelly

   /s/ W. GRANT GREGORY            Director
-----------------------------
     W. Grant Gregory

   /s/ DONALD PEPPERS              Director
-----------------------------
      Donald Peppers

    /s/ THOMAS S. MURPHY            Director
-----------------------------
      Thomas S. Murphy