Form 10-Q
period 1999-03-31
DOUBLECLICK INC
filed 1999-05-14
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR


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


    Check whether the registrant:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 30, 1999, there were 39,580,068 shares of the registrant's common stock outstanding.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I     FINANCIAL INFORMATION

ITEM 2:    Consolidated Financial Information:

           Consolidated Balance Sheet as of March 31, 1999 and
           December 31, 1998 (unaudited with respect to March 31, 1999)........3

           Unaudited Consolidated Statement of Operations for the three months ended March 31, 1999 and 1998................................4

           Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 1999 and 1998.......................................5

           Unaudited Consolidated Statement Of Stockholders' Equity for the
           three months ended March 31, 1999 and 1998..........................6

           Notes to Unaudited Consolidated Financial Statements................7

ITEM 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings...................... ...........................28

ITEM 2:    Changes in Securities and Use of Proceeds..........................28

ITEM 3:    Defaults Upon Senior Securities....................................28

ITEM 4:    Submission of Matters to a Vote of Security Holders................28

ITEM 5:    Other Information...................... ...........................28

ITEM 6:    Exhibits and Reports on Form 8-K...................................28

ITEM 7:    Signatures ........................................................29




                                DOUBLECLICK INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                                            March 31,           December 31,
                                                                                               1999                 1998
                                                                                               ----                 ----
                                                                                           (unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents ......................................................            $ 331,851            $ 127,171
Short-term investments .........................................................               39,295                9,643
Accounts receivable, less allowances of $4,297 and $3,929 ......................               23,085               31,342
Prepaid expenses and other current assets ......................................                2,199                  869
                                                                                             --------           ---------
     Total current assets ......................................................              396,430              169,025

Property and equipment, net ....................................................               14,296               13,741
Investments and other assets ...................................................                5,925                  855
                                                                                            ---------            ---------
     Total assets ..............................................................            $ 416,651            $ 183,621
                                                                                            =========            =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ...............................................................              $ 9,059             $ 20,583
Accrued expenses ...............................................................               11,130               12,220
Deferred revenues ..............................................................                3,729                1,683
Deferred license and service fees ..............................................                  421                  421
                                                                                             ---------            --------
     Total current liabilities .................................................               24,339               34,907

Convertible subordinated notes .................................................              250,000                    -
Other liabilities ..............................................................                  321                  375

Stockholders' equity:
Common stock, par value $0.001;
     39,465,228 and 39,135,774 shares outstanding ..............................                   39                   39
Additional paid-in capital .....................................................              204,205              203,417
Accumulated deficit ............................................................              (61,642)             (54,717)
Deferred compensation ..........................................................                 (345)                (441)
Other accumulated comprehensive income (loss) ..................................                 (266)                  41
                                                                                            ----------           ---------
     Total stockholders' equity ................................................              141,991              148,339
                                                                                            ----------           ---------
     Total liabilities and stockholders' equity ................................            $ 416,651            $ 183,621
                                                                                            ==========           =========



The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                                     Three Months Ended March 31,
                                                                                   --------------------------------

                                                                                      1999                   1998
                                                                                   ----------            ---------
Revenues .......................................................................    $ 22,087             $ 13,004
Cost of revenues ..............................................................       10,098                8,845
                                                                                    --------             ---------
   Gross profit ...............................................................       11,989                4,159
                                                                                    --------             ---------
Operating expenses
   Sales and marketing ........................................................       11,057                5,624
   General and administrative .................................................        4,265                2,349
   Product development ........................................................        3,611                1,025
   Facility relocation & other ................................................        1,644                   -
                                                                                    --------              --------
     Total operating expenses .................................................       20,577                8,998
                                                                                    --------              --------

Loss from operations ..........................................................       (8,588)              (4,839)

Interest income ...............................................................       (2,005)                (428)
Interest expense ..............................................................          342                   16
                                                                                    ---------             --------
Net loss ......................................................................     $ (6,925)            $ (4,427)
                                                                                    =========             ========

Basic and diluted net loss per share ...........................................     $ (0.18)             $ (0.21)

Weighted average shares used in basic and diluted net
loss per share calculation ....................................................       39,301               21,166
                                                                                    ========              ========

The accompanying notes are an integral part of these consolidated financial statements


                                DOUBLECLICK INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                              Three Months Ended March 31,
                                                                                        ---------------------------------------
                                                                                              1999                     1998
                                                                                           ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...................................................................             $ (6,925)               $ (4,427)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization .............................................               1,015                     205
      Facility relocation and other ...........................................                1,363                       -
     Amortization of deferred compensation ....... ............................                   96                     204
     Provision for bad debt and advertisers discounts .........................                  368                      86
     Changes in operating assets and liabilities:
       Accounts receivable ....................................................                7,889                  (5,133)
       Prepaid expenses and other current assets ..............................               (1,168)                   (125)
       Accounts payable .......................................................              (11,524)                  1,667
       Accrued expenses .......................................................               (1,078)                  2,215
       Deferred revenues ......................................................                1,941                   1,156
                                                                                            ---------               --------
          Net cash used in operating activities                                               (8,023)                 (4,152)
                                                                                            ---------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases, sales and maturities of short-term investments, net ...............              (29,652)                  3,536
   Purchases of property and equipment ........................................               (2,862)                 (2,731)
                                                                                            ---------               --------
          Net cash (used in) provided by investing activities .................              (32,514)                    805
                                                                                            ---------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of Convertible Subordinated Notes,
       net of deferred offering costs of $5,253 ...............................              244,747                       -
   Proceeds from issuance of common stock .....................................                    -                  62,506
   Proceeds from exercise of stock options .....................................                 936                      11
   Other ......................................................................                 (159)                    228
                                                                                            ---------               --------
          Net cash provided by financing activities ...........................              245,524                  62,745

Effect of cumulative translation adjustment ...................................                 (307)                    (22)

Net increase in cash and cash equivalents .....................................              204,680                  59,376
Cash and cash equivalents at beginning of period ..............................              127,171                   2,672
                                                                                          -----------              ---------
Cash and cash equivalents at end of period ....................................            $ 331,851                $ 62,048
                                                                                          ===========              =========



The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                  Three Months Ended March 31,
                                                                                -------------------------------

                                                                                     1999                1998


BALANCE AT BEGINNING OF PERIOD ................................................   $ 148,339           $  9,400

Net loss ......................................................................      (6,925)            (4,427)
Other comprehensive income (loss) .............................................        (307)               (22)
                                                                                   ---------          ---------
Comprehensive income (loss) ...................................................      (7,232)            (4,449)

Amortization of deferred compensation .........................................          96                204
Proceeds from exercise of stock options........................................         936                 11
Proceeds from issuance of common stock ........................................           -             62,506
Other .........................................................................        (148)                (5)
                                                                                  ----------          ---------
BALANCE AT END OF PERIOD ......................................................   $ 141,991           $ 67,667
                                                                                  ==========          =========



            The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

     DoubleClick Inc., together with its subsidiaries, ("DoubleClick") is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers. DoubleClick's DART technology and media expertise enable it to dynamically deliver highly targeted, measurable and cost-effective Internet advertising for advertisers, increase ad sales and improve ad space inventory management for Web publishers. DoubleClick was organized as a Delaware corporation on January 23, 1996 and commenced operations on that date.

     Inherent in DoubleClick's business are various risks and uncertainties, including its limited operating history, recent development of the Internet advertising market and unproven acceptance and effectiveness of Web advertising, unproven business model, risks associated with technological change, and the limited history of commerce on the Internet. DoubleClick's success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts, and the acceptance of DoubleClick's solutions by the marketplace.

   BASIS OF PRESENTATION

     The consolidated financial statements included herein include the accounts of DoubleClick Inc., and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in less than 20% owned business partners, for which DoubleClick does not have the ability to exercise significant influence and there is not a readily determinable market value, are accounted for using the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared.

     The consolidated balance sheet as of March 31, 1999, the consolidated statement of operations for the three months ended March 31, 1999 and 1998, and the consolidated statement of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by DoubleClick and are not audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

     Certain   reclassifications  have  been  made  to  prior  period  financial statements to conform to the current period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

                                DOUBLECLICK INC.

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DoubleClick and the notes thereto included in DoubleClick's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 4, 1999, as amended on April 27, 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 1999.

     In December 1996, DoubleClick entered into a Procurement and Trafficking Agreement with Digital Equipment Corp. (subsequently acquired by Compaq Computer Corp. ("Compaq")) to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement (the "AltaVista Advertising Services Agreement") that superceded the Procurement and Trafficking Agreement. Under the AltaVista Advertising Services Agreement, the manner in which DoubleClick reports its financial results related to the services it provides to the AltaVista Web site has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross revenues related to ads delivered by DoubleClick to the AltaVista Web site. Beginning January 1, 1999, pursuant to the AltaVista Advertising Services Agreement, DoubleClick recognizes DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of ads on the AltaVista Website and associated services.

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

   CASH AND CASH EQUIVALENTS

     DoubleClick   considers  all  short-term   investments   with  a  remaining
contractual maturity at date of purchase of three months or less to be cash equivalents.

   SHORT-TERM INVESTMENTS

     DoubleClick classifies its short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. At March 31, 1999 and December 31, 1998, the fair value of such securities approximated cost and the unrealized holding gains or losses were not material.

                                DOUBLECLICK INC.

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   REVENUE RECOGNITION

     Revenues are derived primarily from the sale and delivery of advertising impressions through third-party Web sites comprising DoubleClick Network (the "Network") and fees earned from independent publishers and advertisers who use the DART technology to deliver ad impressions. Revenues are recognized in the period the advertising impressions are delivered provided collection of the resulting receivable is probable.

     DoubleClick becomes obligated to make payments to third-party Web sites, which have contracted with DoubleClick to be part of the Network, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statement of operations.

     Deferred license and service fees represent payments received in advance from third parties or affiliated companies for use of DoubleClick's trademarks, access to DoubleClick's proprietary technology, and certain personnel during fixed periods of time which range from two to four years. Such fees will be recognized as revenues ratably over the terms of the applicable agreements. DoubleClick is obligated to provide any enhancements or upgrades it develops and other support over the term of the applicable agreements.

   PRODUCT DEVELOPMENT COSTS

     Product development costs and enhancements to existing products are charged to operations as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of DoubleClick's products and general release have substantially coincided. As a result, DoubleClick has not capitalized any software development costs since such costs have not been significant.

   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     DoubleClick's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. At March 31, 1999 and December 31, 1998, the fair value of these instruments approximated their financial statement carrying amount.

     Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. DoubleClick performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

     DoubleClick is subject to concentrations of credit risk and interest rate risk related to its short-term investments. DoubleClick's credit risk is managed by investing in money market funds, short term commercial paper, and A1 rated corporate bonds with an average days to maturity of 64 days at March 31, 1999.

     Net revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 21.1% and 50.9% of DoubleClick's total revenues for the three months ended March 31, 1999 and 1998, respectively. No other Web site on the Network was responsible for 10% or more of DoubleClick's total revenues during the periods presented in the consolidated statement of operations. Likewise, for the year ended December 31, 1998 and for the three months ended March 31, 1999, no advertising customer was responsible for 10% or more of DoubleClick's total revenue or total accounts receivable.

                                DOUBLECLICK INC.

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   INCOME TAXES

     DoubleClick uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

   BASIC AND DILUTED NET LOSS PER SHARE

     The presentation of basic and diluted net loss per share has been calculated to give effect to the conversion of the Convertible Preferred Stock from the date of conversion, which occurred simultaneous with the closing of DoubleClick's initial public offering on February 25, 1998. Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding, including the number of common shares issued upon the conversion of Convertible Preferred Stock, as of the date of conversion.

     Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. Outstanding options to purchase shares of common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the period presented. As a result, the basic and diluted per share amounts are equal for the three months periods ended March 31, 1999 and 1998.

   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. DoubleClick does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because DoubleClick does not currently hold any derivative instruments.

NOTE 2--PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives, or the term of the leases, whichever is shorter.

                                DOUBLECLICK INC.


                                                                         ESTIMATED             MARCH  31,          DECEMBER 31,
(000's)                                                                 USEFUL LIFE               1999                 1998
-------                                                                 -----------               ----                 ----
Computer Equipment and Software........................................    1-3 years            $14,787             $12,453
Furniture and Fixtures.................................................      5 years              1,294               1,247
Leasehold Improvements.................................................    1-5 years              2,432               2,013
Capital Work-In-Progress                                                                            808                 696
                                                                                                -------             -------

                                                                                                 19,321              16,409
Less accumulated depreciation and amortization.........................                          (5,025)             (2,668)
                                                                                                -------            --------
                                                                                                $14,296             $13,741
                                                                                                =======            ========


     As a result of DoubleClick's planned relocation, DoubleClick incurred a non-recurring charge for the write-down of fixed assets (primarily leasehold improvements and furniture and fixtures) that will not be relocated to DoubleClick's new headquarters building (see Note 3). This charge is included as Facility relocation and other in the Consolidated Statements Of Operations.

NOTE 3 - LEASE AGREEMENT

     DoubleClick entered into a lease agreement dated January 26, 1999 for over 150,000 square feet of office space located at 450 West 33rd Street, New York, New York, for a term of eleven years with an option to renew the initial term for an additional five years. This facility will be used to consolidate DoubleClick's present executive offices and principal operations located in New York. In 1999, DoubleClick will make lease payments of approximately $800,000 on this space. In addition, DoubleClick will pay monthly payments totaling $4.6 million per annum for the period from January 26, 2000 to January 25, 2004 escalating to $4.85 million for the period from January 26, 2004 to January 25, 2005 and $5.0 million per annum for the period from January 26, 2006 to the expiration date of the initial term on January 25, 2010.

NOTE 4--CONVERTIBLE SUBORDINATED NOTES

     On March 17, 1999, DoubleClick issued 4 3/4% Convertible Subordinated Notes due 2006 with a principal amount of $250 million (the "Convertible Notes"). The Convertible Notes are convertible into DoubleClick's common stock at a conversion price of $165.00 per share, subject to adjustment in certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 1999. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in Convertible Notes indenture) of DoubleClick. If certain events occur (as described in the Convertible Notes indenture), the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, beginning on March 20, 2001 at the redemption prices set forth in the Convertible Notes indenture. DoubleClick is obligated to file by May 21, 1999, a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes.

     Upon occurrence of a Designated Event (as defined in the Convertible Notes indenture) prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require DoubleClick to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus any accrued interest, of the Convertible Notes being redeemed.

                                DOUBLECLICK INC.

     DoubleClick has or may use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of DoubleClick's product offerings, investments in new business products, technologies and markets, capital expenditures, acquisitions or investments in complementary businesses, products and technologies.

NOTE 5--STOCK SPLIT

     On March 11, 1999, DoubleClick's Board of Directors approved a two-for-one Common Stock split in the form of a stock dividend for common stockholders of record as of March 22, 1999 payable on April 2, 1999. All references to the number of common shares and per share amounts in the financial statements and notes thereto for all periods presented have been retroactively adjusted to reflect the two-for-one split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DOUBLECLICK CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF DOUBLECLICK WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT AND IN DOUBLECLICK'S OTHER PUBLIC FILINGS MADE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     References in this report to "DoubleClick", "we", "our" and "us" refer to DoubleClick Inc., and it's subsidiaries. DoubleClick is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers worldwide. DoubleClick currently has two principal service offerings. DoubleClick Network (ad sales) provides fully-outsourced ad sales, delivery and related services to publishers of highly-trafficked Web sites, including The Dilbert Zone, Macromedia, Travelocity, Kelly Blue Book and U.S. News Online. DoubleClick Network focuses on meeting the needs of Internet advertisers who target users on a national, international and/or local basis. DoubleClick's DART Service (ad serving), consisting of DART for Web publishers and the recently introduced Closed Loop Marketing Solutions suite of products for advertisers and ad agencies, provides Web publishers, advertisers and ad agencies with the ability to control the targeting, delivery, measurement and analysis of their online marketing campaigns on a real-time basis. DoubleClick Network and DART Service lines of business are available to Web publishers and advertisers in international markets. DoubleClick's proprietary DART technology, which dynamically matches and delivers ads to the target audience within milliseconds, is the platform for all of DoubleClick's solutions.

     DoubleClick completed its initial public offering in February 1998 and received net proceeds of approximately $62.5 million. In December 1998, DoubleClick received net proceeds of approximately $93.7 million from an additional public offering. In March 1999, DoubleClick received net proceeds of approximately $244.7 million from its issuance of $250 million principal amount 4 3/4% Convertible Subordinated Notes due in 2006. The net proceeds of these transactions were added to DoubleClick's working capital and, pending their use, DoubleClick has invested such funds in short-term, interest-bearing investment grade obligations.

     DoubleClick offers advertising on DoubleClick Network to third party advertisers with pricing generally determined on a CPM (cost per thousand ads delivered) or cost per day basis. Discounts are offered based on a variety of factors, including the duration and gross dollar amount of advertising campaigns. Advertisements sold by DoubleClick are typically sold pursuant to purchase order agreements, which are subject to cancellation.

     DoubleClick's revenues from DoubleClick Network are received from the advertiser that orders the ad, and DoubleClick typically pays the Web publisher (on whose Web site such advertisement is delivered) a service fee. This service fee is calculated as a percentage of such advertising revenues, which amount is included in cost of revenues. DoubleClick is responsible for billing and collecting for ads delivered on DoubleClick Network, and typically assumes the risk of non-payment from advertisers. In addition, DoubleClick earns service fees for providing the DART Service to Web publishers and the Closed Loop Marketing Solutions suite of products to Internet advertisers and ad agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advertising revenues and DART service fees are generally recognized in the period that the advertisement is delivered, provided that no significant obligations remain and collection of the resulting receivable is probable. DoubleClick also sells sponsorship advertising, which involves a greater degree of integration among DoubleClick, the advertiser and the Web sites on DoubleClick Network. These sponsorships are typically priced based on the length of time that the sponsorship runs, rather than a CPM basis. Revenues relating to sponsorship advertising are recognized ratably over the sponsorship period.

     DoubleClick expects that revenues generated from the DoubleClick Network will continue to account for a substantial portion of DoubleClick's revenues for the foreseeable future. Moreover, ads delivered on Web sites of the top four Web publishers in DoubleClick Network accounted for approximately 19.0% of DoubleClick's revenues for the three months ended March 31, 1999. DoubleClick typically enters into short-term contracts with Web publishers for inclusion of their Web sites in DoubleClick Network. The failure to successfully market DoubleClick Network, the loss of one or more of the Web sites which account for a significant portion of the Company's revenues from the DoubleClick Network, or any reduction in traffic on such Web sites could have a material adverse effect on DoubleClick's business, results of operations and financial condition. Effective January 1, 1999, AltaVista, historically the largest DoubleClick Network Publisher, became DoubleClick's largest DART customer. See "TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS" below.

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

     DoubleClick has incurred significant losses since its inception, and as of March 31, 1999, had an accumulated deficit of $61.6 million, of which $36.6 million related to cumulative losses and $25.0 million related to the redemption of shares of Common Stock from certain stockholders in connection with the recapitalization of DoubleClick that occurred simultaneously with the completion of a private placement of the Company's securities in June 1997. In addition, DoubleClick recorded deferred compensation of $1.5 million, which represented the difference between the exercise price and the fair market value of DoubleClick's common stock issuable upon the exercise of certain stock options granted to employees. The deferred compensation is being amortized over the vesting periods of the related options. Of the total deferred compensation amount, approximately $1.2 million has been amortized as of March 31, 1999.

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

   TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS

     In December 1996, DoubleClick entered into a Procurement and Trafficking Agreement with Digital Equipment Corporation (acquired by Compaq in June 1998) pursuant to which DoubleClick had the exclusive right to sell and deliver all advertising on specified pages within the AltaVista Web site. In accordance with this agreement, DoubleClick paid AltaVista a service fee calculated as a percentage of the revenues derived from the delivery of advertisements on or through the AltaVista Web site.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement (the "AltaVista Advertising Services Agreement") that superceded the Procurement and Trafficking Agreement. Pursuant to the AltaVista Advertising Services Agreement, Compaq has agreed to use DoubleClick's DART technology for ad delivery and to outsource to DoubleClick certain ad sales functions for domestic, international, and local ad sales. In consideration for such services performed by DoubleClick, Compaq pays to DoubleClick (i) a DART Services fee for all advertising delivered by DoubleClick on the AltaVista Web site, (ii) a sales commission based on the net revenues generated from all advertisements sold by DoubleClick on behalf of Compaq and (iii) a billing and collections fee for all billing and collections services performed by DoubleClick on behalf of Compaq. Under the AltaVista Advertising Services Agreement, the manner in which DoubleClick reports its financial results related to the services it provides to the AltaVista Web site has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross revenues related to ads delivered by DoubleClick to the AltaVista Web site. Beginning January 1, 1999, pursuant to the AltaVista Advertising Services Agreement, DoubleClick recognizes DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of ads on the AltaVista Web site and associated services. As a result of this change in relationship with AltaVista, overall gross margin percentage has increased (no significant change in gross profit dollars) as DoubleClick is no longer required to pay service fees to AltaVista for ads sold and delivered on the AltaVista Web site and revenues include the fees earned for services rendered. The AltaVista Advertising Services Agreement will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the AltaVista Advertising Services Agreement.

RESULTS OF OPERATIONS

   Revenues

                                                        Three Months Ended March 31,
                                                       ------------------------------
                                                                                      Dollar   Percentage
                                                            1999           1998       Change     Change
                                                            ----           ----       ------   ----------
          System revenues (a)                            $ 31,140       $ 13,004      18,136      139%


          Revenues                                       $ 22,087       $ 13,004       9,083       70%
          Cost of revenues                                 10,098          8,845       1,253       14%
                                                           ------        -------

          Gross Profit                                   $ 11,989       $  4,159       7,830      188%
                                                           ======        =======

       (a) System revenues include revenues earned by DoubleClick with respect to network sales relating to publishers which are part of the DoubleClick Network, fees earned from independent publishers and advertisers which use the DART technology to deliver ad impressions, and amounts invoiced on behalf of Compaq Computer Corp. pursuant to the Procurement and Trafficking Agreement (in place from December 1996 to December 1998). System revenues for three months ended March 31, 1999 exclude DART service fees, sales commissions and billing and collection fees owed by Compaq Computer Corp. pursuant to the AltaVista Advertising Services Agreement (effective January 1, 1999).

     Revenues increased to $22.1 million for the three months ended March 31, 1999, compared to $13.0 million for the three months ended March 31, 1998. The increase in revenues was primarily due to an increase in the number of advertisers and ads delivered on the DoubleClick Network as well as an increase in total DART fees earned from publishers and advertisers, offset in part by lower average price per advertisement. Revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 21.1% and 50.9% of DoubleClick's revenues and 43.4% and 50.9% of DoubleClick's systems revenues for the three months ended March 31, 1999 and 1998, respectively. No other Web site accounted for more than 10% revenues during the three month's ended March 31, 1999 and 1998, and no one advertiser accounted for 10% of revenues during the same periods. Revenues derived from advertising impressions delivered to users of the AltaVista Web site has and will continue to represent a significant portion of DoubleClick's revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Cost of Revenues

     Cost of revenues consists primarily of service fees paid to Web publishers for ads delivered to the Web sites on the DoubleClick Network. Cost of revenues also includes other costs of delivering advertisements, including depreciation of the ad delivery system, facilities and personnel-related costs incurred to operate our ad delivery system and Internet access costs. Gross margin as a percent of revenues increased to 54.3% for the three months ended March 31, 1999, compared to 32.0% for the three months ended March 31, 1998. The increase in gross margin percent was primarily the result of an increase in revenues from its higher margin DART services as a percentage of total revenues, including the impact of the AltaVista Advertising Service Agreement.

    Operating Expenses


                                                                     Three Months Ended March 31,
                                          -------------------------------------------------------------------------------------
                                                                           Percentage of                Percentage of
                                                   Total                    Revenues(a)               System Revenues(a)
                                          --------------------------  ---------------------------- ----------------------------
                                             1999         1998           1999          1998           1999          1998
                                             ----         ----           ----          ----           ----          ----

          Sales and Marketing             $ 11,057    $  5,624           50.1%         43.2%          35.5%         43.2%

          General and Administrative         4,265       2,349           19.3%         18.1%          13.7%         18.1%

          Product Development                3,611       1,025           16.3%          7.9%          11.6%          7.9%




         (a) All references to revenues take into consideration the change in relationship with Compaq, as discussed above.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses increased to $11.1 million for the three months ended March 31, 1999, compared to $5.6 million for the three months ended March 31, 1998. The increase was primarily attributable to the increase in sales personnel, commissions associated with the increase in revenues, costs associated with expanding international operations, and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns. Moreover, DoubleClick expects sales and marketing expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel, expands into new markets and continues to promote DoubleClick brand.

     General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees and related supplies and materials. General and administrative expenses increased to $4.3 million for the three months ended March 31, 1999, compared to $2.3 million for the three months ended March 31, 1998. The increase was primarily the result of expenses related to increased personnel and professional service fees. DoubleClick expects general and administrative expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel and incurs additional costs related to the growth of its business.

     Product Development. Product development expenses consist primarily of compensation and consulting expenses and enhancements to the DART technology. To date, all product development costs have been expensed as incurred. Product development expenses increased to $3.6 million for the three months ended March 31, 1999, compared to $1.0 million for the three months ended March 31, 1998. The increase was due primarily to increases

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in product development personnel and consulting expenses. DoubleClick believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis but remain relatively constant as a percentage of revenues.

     Facility Relocation and Other. During the three months ended March 31, 1999, DoubleClick recorded a charge of $1.6 million for expenses related to its planned move to a new headquarters facility. The move, expected to be completed by end of third quarter 1999, will consolidate two leased facilities in New York, in which DoubleClick's executive offices and principal operations are located, into approximately 150,000 square feet of office space located at 450 West 33rd Street, New York, New York. The charge relates primarily to the write-down of fixed assets (leasehold improvements and furniture and fixtures) that will not be relocated to DoubleClick's new headquarters building.

    Interest Income (Expense)

     Net interest income increased to $1.7 million for the three months ended March 31, 1999, compared to net interest income of $412,000 for the three months ended March 31, 1998. The increase in net interest income was attributable to an increase in cash, cash equivalents and short-term investments as a result of the net proceeds received by DoubleClick from its additional public offering of common stock in December 1998 and issuance of its 4 3/4% Convertible Subordinated Notes in March 1999, offset in part by interest expense associated with the 4 3/4% Convertible Subordinated Notes.

    Net Loss

     DoubleClick's net loss increased to $6.9 million for the three months ended March 31, 1999, compared to $4.4 million for the three months ended March 31, 1998. The increase in the net loss was primarily due to expenses related to DoubleClick's planned move to a new headquarters facility in addition to the hiring of additional personnel (particularly in sales and marketing and product development), offset in part by an increase in interest income.

FINANCIAL CONDITION AND LIQUIDITY

    Financial Condition

     As of March 31, 1999, DoubleClick had $331.9 million of cash and cash equivalents and $39.3 million in short-term investments. As of March 31, 1999, DoubleClick's principal commitments consist of $250 million of 4 3/4% Convertible Subordinated Notes due 2006 and operating and capital lease obligations.

     Management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel, and the scheduled build-out of its newly leased New York headquarters facilities. DoubleClick currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of DoubleClick's cash resources. DoubleClick believes that its existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Convertible Subordinated Notes

     On March 17, 1999, DoubleClick issued 4 3/4% Convertible Subordinated Notes due 2006 with a principal amount of $250 million (the "Convertible Notes"). The Convertible Notes are convertible into DoubleClick's common stock at a conversion price of $165.00 per share, subject to adjustment in certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 1999. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Notes indenture) of DoubleClick. If certain events occur (as described in the Convertible Notes indenture), the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, beginning on March 20, 2001 at the redemption prices set forth in the Convertible Notes indenture.

     DoubleClick is obligated to file by May 21, 1999, a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes.

     Upon occurrence of a Designated Event (as defined in the Convertible Notes indenture) prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require DoubleClick to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus any accrued interest, of the Convertible Notes being redeemed.

     DoubleClick has or may use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of DoubleClick's core business, investments in new business segments and markets, capital expenditures, acquisitions or investments in complementary businesses, products and technologies.

    Cash Flows

     Net cash used in operating activities equaled $8.0 million for the three months ended March 31, 1999, compared to $4.2 million for the three months ended March 31, 1998. Cash used in operating activities for the three months ended March 31, 1999 resulted from net losses, decreases in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets; which were partially offset by a decrease in accounts receivable and an increase in deferred revenues.

     Net cash used in investing activities equaled $32.5 million for the three months ended March 31, 1999, compared to net cash provided by investing activities of $800,000 for the three months ended March 31, 1998. Cash used in investing activities for the three months ended March 31, 1999 resulted from purchases of property and equipment, and purchases, sales and maturities of short-term investments.

     Net cash provided by financing activities equaled $245.5 million for the three months ended March 31, 1999, compared to $62.7 million for the three months ended March 31, 1998. Cash provided by financing activities for the three months ended March 31, 1999 consisted primarily of net proceeds received by DoubleClick in connection with the issuance of the Convertible Notes in March 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Y2000

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

     DoubleClick is conducting quality assurance testing to ensure Year 2000 compliance of all new internally developed proprietary code incorporated into its Solutions Software. DoubleClick plans to perform a Year 2000 simulation on its Solutions Software during the second quarter of 1999. Based on the results of its Year 2000 simulation test, DoubleClick intends to revise the code of its Solutions Software as necessary to improve the Year 2000 compliance of its Solutions Software.

     DoubleClick has been informed by many of its vendors of material hardware and software components of its IT systems that the products used by DoubleClick are currently Year 2000 compliant. DoubleClick is continuing the process of requiring vendors of the other material hardware and software components in its IT systems to provide assurances of their Year 2000 compliance. DoubleClick plans to complete this process during the first half of 1999. DoubleClick has completed an assessment of the materiality of its non-IT systems and is continuing the process of seeking assurances of Year 2000 compliance from providers of its material non-IT systems. In addition, DoubleClick, like all businesses, is dependent on the continued functioning, domestically and internationally, of basic services such as electrical utilities, telephony, mail delivery, and transportation in order to conduct its business. While DoubleClick is taking steps to attempt to ensure that the third parties on which it is reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance nor the direct or indirect costs to DoubleClick of non-compliance by those third parties or of securing alternate services from Year 2000 compliant parties.

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

     FORWARD-LOOKING STATEMENTS. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contains "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which DoubleClick expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially form those anticipated. Specific factors that might cause such material difference include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of DoubleClick, unanticipated system costs, the adequacy of and ability to implement contingency plans and uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and DoubleClick undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

HISTORY OF LOSSES AND ANTICIPATION OF
CONTINUED LOSSES

     We incurred net losses of $3.2 million for the period from January 23, 1996 (inception) through December 31, 1996, $8.4 million for the year ended December 31, 1997, and $18.2 million for the year ended December 31, 1998. For the three months ended March 31, 1999 we incurred a net loss of $6.9 million and, as of March 31, 1999, our accumulated deficit was $61.6 million. We have not achieved profitability and expect to continue to incur operating losses at least into the year 2000. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

OUR DEPENDENCE ON ALTAVISTA

     Approximately 21.1% and 50.9% of revenues and 43.4% and 50.9% of systems revenues for the three months ended March 31, 1999 and 1998, respectively, resulted from advertisements delivered on or through the AltaVista Web site. On January 20, 1999, DoubleClick agreed with Compaq to enter into an Advertising Services Agreement to replace the existing Procurement and Trafficking Agreement. The Advertising Services Agreement is effective as of January 1, 1999 and will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the Advertising Services Agreement. The loss of AltaVista or any significant reduction in traffic on or through the AltaVista Web site would materially and adversely affect our business, results of operations and financial condition.


WEB PUBLISHER CONCENTRATION

     We derive a substantial portion of our DoubleClick Network revenues from ads we deliver on the Web sites of a limited number of Web publishers. Approximately 19.0% of our revenues for the three months ended March 31, 1999 and approximately 63.4% of our revenues for the three months ended March 31, 1998 resulted from ads delivered on the Web sites of the top four Web publishers on the DoubleClick Network. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers which account for a significant portion of our DoubleClick Network revenues or any significant reduction in traffic on such Web publisher's Web sites. In addition, advertisers or Web publishers may leave the DoubleClick Network because of such a loss, which could materially and adversely affect our business, results of operations and financial condition. Typically we enter into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future which may have terms that are not as favorable to us as the terms of the existing contracts. Our business, results of operations and financial condition could be materially and adversely affected by such new contracts or renewals.

OUR RELIANCE ON THE DOUBLECLICK NETWORK

     Since the third quarter of 1996, we have derived substantially all of our revenues from advertisements we deliver to Web sites on the DoubleClick Network. We expect that the DoubleClick Network will continue to account for a substantial portion of our revenues for the foreseeable future. The DoubleClick Network consists of Web sites of a limited number of Web publishers with which we have short-term contracts. We cannot assure you that such Web publishers will remain associated with the DoubleClick Network, that any DoubleClick Network Web site will maintain consistent or increasing levels of traffic over time, or that we will be able to timely or effectively replace any exiting DoubleClick Network Web site with other Web sites with comparable traffic patterns and user demographics. Our failure to successfully market the DoubleClick Network, the loss of one or more of the Web publishers which account for a significant portion of our revenues from the DoubleClick Network, or the failure of the Web sites on the DoubleClick Network to maintain consistent or increasing levels of traffic would materially and adversely affect our business, results of operations and financial condition

QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

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

NEED TO MANAGE GROWTH

     To successfully implement our business plan in the rapidly evolving market for Internet advertising requires an effective planning and management process. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. As of March 31, 1996, we had a total of 13 employees and, as of March 31, 1999, we had a total of 549 employees. In addition, we plan to continue to expand our sales and marketing and customer support organizations both domestically and internationally. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our future performance may also depend on the effective integration of acquired businesses. Such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to effectively manage our expanding operations or the relocation of our data operations.

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

PRIVACY CONCERNS

     In recent months, the U.S. federal and various state governments have proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may result in limitations on our collection and use of information regarding Internet users in Europe. Our DART technology targets advertising to users through the use of "cookies" and other non-personally-identifying information. The effectiveness of our DART technology could be limited by any regulation or limitation in the collection or use of information regarding Internet users. Since many of the limitations are still in the proposal stage, we cannot yet determine the full impact of these regulations on our business.


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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)  Changes in Securities:

         NONE

    (b)  Use of Proceeds

        On February 19, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-42323). Pursuant to this Registration Statement, and the Abbreviated Registration Statement filed on February 19, 1998 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, on February 25, 1998, DoubleClick completed the initial public offering of 4,025,000 shares of its Common Stock at an initial public offering price of $17.00 per share (the "Offering"). The Offering was managed by Goldman, Sachs & Co., BT Alex.Brown and Cowen & Company. Proceeds to DoubleClick, after calculation of the underwriters discount and commission, from the Offering totaled approximately $62.5 million net of offering costs of $1.1 million. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. During the nine months ended September 30, 1998, DoubleClick used $26.8 million of the proceeds from the Offering toward general corporate purposes, including working capital, and toward the expansion of DoubleClick's international operations and sales and marketing capabilities. None of these expenses were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE

ITEM 5. OTHER INFORMATION

    NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K


(a)       The following Exhibits are filed as part of this report:


          6.1 Indenture, dated as of March 22, 1999, between DoubleClick Inc. and The Bank of New York, as trustee.

          6.2 Registration Agreement, dated as of March 22, 1999, between DoubleClick Inc. and the Initial Purchasers as named on Schedule I to the Purchase Agreement.

         27.1 Financial Data Schedule

(b)       Reports on Form 8-K

      DoubleClick filed three reports on the form 8-K during the three months ended on March 31, 1999. One Form 8-K was filed on February 3, 1999 announcing the Alta Vista Advertising Services Agreement. One form 8-K was filed on March 15,1999 announcing a two-for-one stock split and the issuance of the 4 3/4% Convertible Subordinated Notes. One Form 8-K was filed on March 15, 1999 for purposes of filing the Alta Vista Advertising Services Agreement.

ITEM 7. SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DOUBLECLICK INC.

Date: May 13, 1999                  By:            /s/ STEPHEN COLLINS



                                                   -------------------

                                                 Stephen Collins
                                        CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                FINANCIAL OFFICER)





EXHIBIT 6.1
================================================================================









                                                 DoubleClick Inc.

                                       to

                              The Bank of New York,
                                   as Trustee

                                   ___________

                                    Indenture

                           Dated as of March 22, 1999

                  4.75% Convertible Subordinated Notes due 2006










================================================================================


                                        v
                                TABLE OF CONTENTS

                                                                            Page

                                    ARTICLE I

                  DEFINITIONS AND INCORPORATION BY REFERENCE 1
Section 1.01.  Definitions ...................................................1
Section 1.02.  Other Definitions .............................................7
Section 1.03.  Incorporation by Reference of Trust Indenture Act .............8
Section 1.04.  Rules of Construction .........................................8

                                   ARTICLE II

                                 THE SECURITIES
Section 2.01.  Form and Dating ...............................................9
Section 2.02.  Execution, Authentication and Delivery .......................10
Section 2.03.  Registrar, Paying Agent and Conversion Agent .................11
Section 2.04.  Paying Agent to Hold Money in Trust ..........................11
Section 2.05.  Noteholder Lists .............................................11
Section 2.06.  Transfer and Exchange ........................................12
Section 2.07.  Replacement Securities .......................................15
Section 2.08.  Outstanding Securities .......................................16
Section 2.09.  Treasury Securities ..........................................16
Section 2.10.  Temporary Securities; Exchange of Global
                Security for Definitive Securities ..........................16
Section 2.11.  Cancellation .................................................17
Section 2.12.  Payment of Interest: Interest Rights Preserved ...............17
Section 2.13.  Computation of Interest ......................................18
Section 2.14.  CUSIP Number .................................................19
Section 2.15.  Regulation S .................................................19
Section 2.16.  Persons Deemed Owners ........................................19

                                   ARTICLE III

                                   REDEMPTION
Section 3.01.  Notices to Trustee ...........................................19
Section 3.02.  Selection of Securities to be Redeemed .......................19
Section 3.03.  Notice of Redemption .........................................20
Section 3.04.  Effect of Notice of Redemption ...............................21
Section 3.05.  Deposit of Redemption Price ..................................21
Section 3.06.  Securities Redeemed in Part ..................................22
Section 3.07.  Optional Redemption ..........................................22
Section 3.08.  Designated Event Offer .......................................22
Section 3.09.  Mandatory Redemption .........................................24

                                   ARTICLE IV

                                    COVENANTS
Section 4.01.  Payment of Securities ........................................24
Section 4.02.  SEC Reports ..................................................25
Section 4.03.  Compliance Certificate .......................................25
Section 4.04.  Stay, Extension and Usury Law ................................26
Section 4.05.  Corporate Existence ..........................................26
Section 4.06.  Taxes ........................................................26
Section 4.07.  Designated Event .............................................27
Section 4.08.  Investment Company Act .......................................27

                                    ARTICLE V

                                   CONVERSION
Section 5.01.  Conversion Privilege .........................................27
Section 5.02.  Conversion Procedure .........................................28
Section 5.03.  Fractional Shares ............................................29
Section 5.04.  Taxes on Conversion ..........................................29
Section 5.05.  Company to Provide Stock .....................................29
Section 5.06.  Adjustment of Conversion Price ...............................29
Section 5.07.  No Adjustment ................................................33
Section 5.08.  Other Adjustments ............................................33
Section 5.09.  Adjustments for Tax Purposes .................................34
Section 5.10.  Adjustments by the Company ...................................34
Section 5.11.  Notice of Adjustment .........................................34
Section 5.12.  Notice of Certain Transactions ...............................34
Section 5.13.  Effect of Reclassifications, Consolidations,
               Mergers, Continuances or Sales on Conversion
                    Privilege ...............................................34
Section 5.14.  Trustee's Disclaimer .........................................35
Section 5.15.  Cancellation of Converted Securities .........................36
Section 5.16.  Restriction on Common Stock Issuable Upon Conversion .........36

                                   ARTICLE VI

                                  SUBORDINATION
Section 6.01.  Agreement to Subordinate .....................................37
Section 6.02.  No Payment on Securities if Senior Debt in Default ...........37
Section 6.03.  Distribution on Acceleration of Securities;
                Dissolution and Reorganization; Subrogation of
                    Securities ..............................................38
Section 6.04.  Reliance by Senior Debt on Subordination Provisions ..........41
Section 6.05.  No Waiver of Subordination Provisions ........................41
Section 6.06.  Trustee's Relation to Senior Debt ............................41
Section 6.07.  Other Provisions Subject Hereto ..............................42

                                   ARTICLE VII

                                   SUCCESSORS
Section 7.01.  Merger, Consolidation or Sale of Assets ......................42
Section 7.02.  Successor Corporation Substituted ............................43

                                  ARTICLE VIII

                              DEFAULTS AND REMEDIES
Section 8.01.  Events of Default ............................................44
Section 8.02.  Acceleration .................................................45
Section 8.03.  Other Remedies ...............................................46
Section 8.04.  Waiver of Past Defaults ......................................46
Section 8.05.  Control by Majority ..........................................46
Section 8.06.  Limitation on Suits ..........................................46
Section 8.07.  Rights of Noteholders to Receive Payment .....................47
Section 8.08.  Collection Suit by Trustee ...................................47
Section 8.09.  Trustee May File Proofs of Claim .............................47
Section 8.10.  Priorities ...................................................48
Section 8.11.  Undertaking for Costs ........................................49
Section 8.12.  Restoration of Rights and Remedies ...........................49
Section 8.13.  Rights and Remedies Cumulative ...............................49
Section 8.14.  Delay or Omission Not Waiver .................................49

                                   ARTICLE IX

                                     TRUSTEE
Section 9.01.  Duties of Trustee ............................................50
Section 9.02.  Rights of Trustee ............................................50
Section 9.03.  Individual Rights of Trustee .................................52
Section 9.04.  Trustee's Disclaimer .........................................52
Section 9.05.  Notice of Defaults ...........................................52
Section 9.06.  Reports by Trustee to Noteholders ............................52
Section 9.07.  Compensation and Indemnity ...................................52
Section 9.08.  Replacement of Trustee .......................................53
Section 9.09.  Successor Trustee by Merger, Etc. ............................54
Section 9.10.  Eligibility; Disqualification ................................54
Section 9.11.  Preferential Collection of Claims Against Company ............54

                                    ARTICLE X

                             DISCHARGE OF INDENTURE
Section 10.01.  Termination of the Company's Obligations ....................55
Section 10.02.  Repayment to Company ........................................56
Section 10.03.  Reinstatement ...............................................56

                                   ARTICLE XI

                       AMENDMENTS, SUPPLEMENTS AND WAIVERS
Section 11.01.  Without Consent of Noteholders ..............................57
Section 11.02.  With Consent of Noteholders .................................57
Section 11.03.  Compliance with Trust Indenture Act .........................59
Section 11.04.  Revocation and Effect of Consents ...........................59
Section 11.05.  Notation on or Exchange of Securities .......................59
Section 11.06.  Trustee Protected ...........................................60
Section 11.07.  Trustee to Sign Supplemental Indentures .....................60
Section 11.08.  Payment for Consent .........................................61

                                   ARTICLE XII

                                  MISCELLANEOUS
Section 12.01.  Trust Indenture Act Controls ................................61
Section 12.02.  Notices .....................................................61
Section 12.03.  Communication by Noteholders with Other Noteholders .........61
Section 12.04.  Certificate and Opinion as to Conditions Precedent ..........62
Section 12.05.  Statements Required in Certificate or Opinion ...............62
Section 12.06.  Rules by Trustee and Agents .................................63
Section 12.07.  Legal Holidays ..............................................63
Section 12.08.  No Recourse Against Others ..................................63
Section 12.09.  Counterparts ................................................63
Section 12.10.  Variable Provisions .........................................63
Section 12.11.  GOVERNING LAW ...............................................64
Section 12.12.  No Adverse Interpretation of Other Agreements ...............64
Section 12.13.  Successors ..................................................64
Section 12.14.  Severability ................................................64
Section 12.15.  Table of Contents, Headings, Etc. ...........................65

EXHIBIT A   FORM OF CONVERTIBLE SUBORDINATED NOTE............................A-1
EXHIBIT B   FORM OF TRANSFER CERTIFICATE.....................................B-1
EXHIBIT C   FORM OF ACCREDITED INVESTOR TRANSFEREE CERTIFICATE...............C-1
EXHIBIT D   FORM OF RESTRICTED COMMON STOCK LEGEND...........................D-1
EXHIBIT E   FORM OF TRANSFER CERTIFICATE FOR TRANSFER OF
                        RESTRICTED COMMON STOCK..............................E-1



         INDENTURE dated as of March 22, 1999 between DoubleClick Inc., a Delaware corporation (the "Company"), and The Bank of New York, a New York banking corporation, as trustee (the "Trustee").

         Each party agrees as follows for the benefit of the other party and for the equal and ratable benefit of the holders of the Company's 4.75% Convertible Subordinated Notes due 2006 (the "Securities"):



                               ARTICLE I


              DEFINITIONS AND INCORPORATION BY REFERENCE

         .  tion 1.01.  Definitions

         "Affiliate" of any specified person means any other person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlling", "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of such person, whether through the ownership of voting securities or by agreement or otherwise.

         "Agent"  means  any  Registrar,  Paying  Agent  or  Conversion
Agent.

         "Board of Directors" means the board of directors of the Company or any authorized committee of such board of directors.

         "Board Resolution" means a copy of a resolution of the Board of Directors certified by the Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification and delivery to the Trustee.

         "Business Day" means any day that is not a Legal Holiday.

         "Capital Stock" means any and all shares, interests, participations, rights or other equivalents (however designated) of equity interests in any entity, including, without limitation, corporate stock and partnership interests.

         "Change  of  Control"  will be deemed to have  occurred  when:
(i) any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act) of shares representing more than 50% of the combined voting power of the then outstanding securities entitled to vote generally in elections of directors of the Company ("Voting Stock"), (ii) the Company or any subsidiary of the Company consolidates with or merges into any other person, or any other person merges into the Company or any subsidiary of the Company, unless the stockholders of the Company immediately before such transaction own, directly or indirectly immediately following such transaction, at least a majority of the combined voting power of the then outstanding voting securities entitled to vote generally in elections of directors of the Company or the corporation resulting from such transaction in substantially the same respective proportions as their ownership of the Voting Stock immediately before such transaction, (iii) the Company or the Company and its Subsidiaries, taken as a whole, sells, assigns, conveys, transfers or leases all or substantially all assets of the Company or of the Company and its Subsidiaries, taken as a whole, as applicable, (other than to one or more wholly-owned Subsidiaries of the Company) or (iv) any time the Continuing Directors do not constitute a majority of the board of directors of the Company (or, if applicable, a successor corporation to the Company); provided, however, that (a) a Change of Control under clause (i), (ii) or (iii) above shall not be deemed to have occurred if the Daily Market Price per share of Common Stock for any five Trading Days within the period of 10 consecutive Trading Days ending immediately after the later of the Change of Control or the public announcement of the Change of Control (in the case of a Change of Control under clause (i) above) or the period of 10 consecutive Trading Days ending immediately before the Change of Control (in the case of a Change of Control under clause
(ii) or (iii)  above)  shall  equal or  exceed  105% of the  Conversion
Price of the Securities in effect on the date of such Change of Control or the public announcement of such Change of Control, as applicable, or (b) a Change of Control under clause (i), (ii) or
(iii) above shall not be deemed to have occurred if at least 90% of the consideration in the Change of Control transaction consists of shares of capital stock traded on a U.S. national securities exchange or quoted on the NNM, and as a result of such transaction, the Securities become convertible solely into such capital stock.

         "Closing Date" means March 22, 1999.

         "Common Stock" means the common stock of the Company as the same exists at the date of this Indenture or as such stock may be constituted from time to time.

         "Company" means the party named as such above until a successor replaces it in accordance with Article VII and thereafter means the successor.

         "Continuing Directors" means, as of any date of determination, any member of the board of directors of the Company who (i) was a member of such board of directors on the date of this Indenture or (ii) was nominated for election or elected to such board of directors with the approval of a majority of the Continuing Directors who were members of such board of directors at the time of such nomination or election.

         "Corporate Trust Office" means the office of the Trustee at which at any particular time its corporate trust business shall be principally administered, which office at the date of execution of this Indenture is located at 101 Barclay Street, Floor 21 West, New York, New York 10286, Attention: Corporate Trust Trustee Administration.

         "Daily Market Price" means the price of a share of Common Stock on the relevant date, determined (a) on the basis of the last reported sale price regular way of the Common Stock as reported on the Nasdaq Stock Market's National Market (the "NNM"), or if the Common Stock is not then listed on the NNM, as reported on the principle national securities exchange upon which the Common Stock is listed, or (b) if there is no such reported sale on the day in question, on the basis of the average of the closing bid and asked quotations regular way as so reported, or (c) if the Common Stock is not listed on the NNM or on any national securities exchange, on the basis of the average of the high bid and low asked quotations regular way on the day in question in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System, or if not so quoted, as reported by National Quotation Bureau, Incorporated, or a similar organization.

         "Damages Payment Date" has the meaning set forth in the Registration Agreement.

         "Default" means any event that is or, with the passage of time or the giving of notice or both, would be an Event of Default.

         "Depositary"   means  The  Depository   Trust   Company,   its
nominees and their respective successors.

         "Designated Event" means the occurrence of a Change of Control or a Termination of Trading.

         "Designated Senior Debt" means any Senior Debt which, at the date of determination, has an aggregate principal amount outstanding of, or commitments to lend up to, at least $15,000,000 and is specifically designated by the Company in the instrument evidencing or governing such Senior Debt as "Designated Senior Debt" for purposes of this Indenture.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as approved by a significant segment of the accounting profession of the United States, which are in effect from time to time.

         "Global Securities Legend" means the legend labeled as such and that is set forth in Exhibit A hereto.

         "Guarantee" means a guarantee (other than by endorsement of negotiable instruments for collection in the ordinary course of business), direct or indirect, in any manner (including, without limitation, letters of credit and reimbursement agreements in respect thereof), of all or any part of any Indebtedness; and such term, when used as a verb, shall have correlative meaning.

         "Indebtedness" means, with respect to any Person, all Obligations, whether or not contingent, of such Person (i)(a) for borrowed money (including, but not limited to, any indebtedness secured by a security interest, mortgage or other lien on the assets of such Person which is (1) given to secure all or part of the purchase price of property subject thereto, whether given to the vendor of such property or to another, or (2) existing on property at the time of acquisition thereof), (b) evidenced by a note, debenture, bond or other written instrument, (c) under a lease required to be capitalized on the balance sheet of the lessee under GAAP or under any lease or related document (including a purchase agreement) which provides that such Person is contractually obligated to purchase or to cause a third party to purchase such leased property, (d) in respect of letters of credit, bank guarantees or bankers' acceptances (including reimbursement obligations with respect to any of the foregoing), (e) with respect to Indebtedness secured by a mortgage, pledge, lien, encumbrance, charge or adverse claim affecting title or resulting in an encumbrance to which the property or assets of such Person are subject, whether or not the Obligation secured thereby shall have been assumed or Guaranteed by or shall otherwise be such
Person's legal liability, (f) in respect of the balance of the deferred and unpaid purchase price of any property or assets, and (g) under interest rate or currency swap agreements, cap, floor and collar agreements, spot and forward contracts and similar agreements and arrangements; (ii) with respect to any Obligation of others of the type described in the preceding clause (i) or under clause (iii) below assumed by or Guaranteed in any manner by such Person or in effect Guaranteed by such Person through an agreement to purchase (including, without limitation, "take or pay" and similar arrangements), contingent or otherwise (and the Obligations of such Person under any such assumptions, Guarantees or other such arrangements); and (iii) any and all deferrals, renewals, extensions, refinancings and refundings of, or amendments, modifications or supplements to, any of the foregoing.

         "Indenture" means this Indenture, as amended or supplemented from time to time by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof, including for all purposes of this Indenture any supplemental indenture and the provisions of the TIA that are deemed to be a part of and govern this Indenture and any supplemental indenture.

         "Initial Purchasers" means Salomon Smith Barney Inc., BT Alex. Brown Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation.

         "interest payment date" means, when used with respect to the Securities, each March 15 and September 15.

         "Issuance Date" means March 22, 1999.

         "Junior Securities" means securities of the Company as reorganized or readjusted or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided for in this Indenture with respect to the Securities, to the payment in full without diminution or modification by such plan of all Senior Debt.

         "Liquidated    Damages"   has   the   meaning   specified   in
paragraph 11 of the form of Security which is attached as Exhibit A hereto.

         "Material Subsidiary" means any Subsidiary of the Company which at the date of determination is a "significant subsidiary" as defined in Rule 1-02(w) of Regulation S-X under the Securities Act and the Exchange Act (as such Regulation is in effect on March 22, 1999).

         "maturity date" and "final maturity date" mean, when used with respect to the Securities, March 15, 2006.

         "NNM" has the meaning specified in the definition of "Daily Market Price".

         "Noteholder" or "holder" means a person in whose name a Security is registered.

         "Obligations"  means  any  principal,   interest,   penalties,
fees, indemnifications, reimbursements, damages and other liabilities payable under the documentation governing any Indebtedness.

         "Offering Memorandum" means the offering memorandum relating to the Securities dated March 17, 1999.

         "Officers' Certificate" means a certificate signed by two Officers, one of whom must be the Chairman of the Board, the Chief Executive Officer, the President or the Chief Financial Officer of the Company, and delivered to the Trustee that meets the requirements of this Indenture.

         "Opinion of Counsel" means a written opinion from legal counsel who is acceptable to the Trustee that meets the requirements of Sections 12.04 and 12.05 hereof. The counsel may be an employee of or counsel to the Company or the Trustee unless otherwise expressly stated herein.

         "Person" and "person" means any individual, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization, limited liability company or government or any agency or political subdivision thereof.

         "Registration Agreement" means the Registration Agreement relating to the Securities and Common Stock issuable upon conversion of such Securities dated March 22, 1999, between the Company and the Initial Purchasers, as such agreement may be amended, modified or supplemented from time to time.

         "Representative" means the trustee, agent or representative (if any) for an issue of Senior Debt.

         "Restricted Common Stock Legend" means the legend labeled as such and that is set forth in Exhibit D hereto.

         "Restricted Definitive Securities Legend" means the legend labeled as such and that is set forth in Exhibit A hereto.

         "Restricted   Global  Securities   Legend"  means  the  legend
labeled as such and that is set forth in Exhibit A hereto.

         "Restricted    Securities   Legend"   means   the   Restricted
Definitive Securities Legend or the Restricted Global Securities Legend or both, as the context may require.

         "SEC" means the Securities and Exchange Commission.

         "Securities"  means the  Securities  described in the preamble
above  that  are  issued,   authenticated   and  delivered  under  this
Indenture.

         "Securities   Act"  means  the  Securities  Act  of  1933,  as
amended.

         "Senior Debt" means the principal of, premium, if any, on, interest on and other amounts due on Indebtedness of the Company, whether outstanding on the date of this Indenture or thereafter created, incurred, assumed or Guaranteed by the Company (including all deferrals, renewals, extensions, refinancings and refundings of, or amendments, modifications or supplements to, any of the foregoing), unless, in the instrument creating or evidencing such Indebtedness or pursuant to which such Indebtedness is outstanding, it is expressly provided that such Indebtedness is not senior in right of payment to, or ranks pari passu in right of payment with, the Securities. Senior Debt includes, with respect to the obligations described above, interest accruing, pursuant to the terms of such Senior Debt, on or after the filing of any petition in bankruptcy or for reorganization relating to the Company, whether or not post-filing interest is allowed in such proceeding, at the rate specified in the instrument governing the relevant obligation. Notwithstanding anything to the contrary in the foregoing, Senior Debt shall not include: (a) Indebtedness of or amounts owed by the Company for compensation to employees, or for goods, services or materials purchased in the ordinary course of business; (b) Indebtedness of the Company to a Subsidiary of the Company other than such Indebtedness that would be subject to a prior claim by the lenders under the Company's existing credit facilities; or (c) any liability for federal, state, local or other taxes owed or owing by the Company.

         "Shelf Registration Statement" shall have the meaning set forth in the Registration Agreement.

         "Stock Split" means the two-for-one Common Stock split in the form of a stock dividend to be distributed by the Company to its stockholders on or about April 2, 1999.

         "Subsidiary" of a Person means any corporation, association or other business entity of which more than 50% of the total voting power of shares of Capital Stock entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by that Person or one or more of the other Subsidiaries of that Person or a combination thereof.

         "Termination of Trading" will be deemed to have occurred if the Common Stock (or other securities into which the Securities are then convertible) is neither listed for trading on a United States national securities exchange nor approved for trading on the NNM or other established automated over-the-counter trading market in the United States.

         "TIA" means the Trust Indenture Act of 1939 (15 U.S. Code SS 77aaa-77bbbb) and the rules and regulations thereunder as in effect on the date on which this Indenture is qualified under the Trust Indenture Act of 1939 except as required by Section 11.03 hereof, provided that if the Trust Indenture Act of 1939 or the rules and regulations thereunder are amended after such date, "TIA" means, if so required by such amendment, the Trust Indenture Act of 1939, as so amended.

         "Trading Day" shall mean (A) if the applicable security is listed or admitted for trading on the New York Stock Exchange or another national securities exchange, a day on which the New York Stock Exchange or such other national securities exchange is open for business, (B) if the applicable security is quoted on the NNM, a day on which trades may be made thereon or (C) if the applicable security is not so listed, admitted for trading or quoted, any day other than a Legal Holiday.

         "Trustee" means the party named as such above until a successor replaces it in accordance with the applicable provisions of this Indenture and thereafter means the successor.

         "Trust Officer" means any officer within the corporate trust department of the Trustee, including any vice president, assistant vice president, assistant secretary, assistant treasurer, trust officer or any other officer of the Trustee who customarily performs functions similar to those performed by the persons who at the time shall be such officers, respectively, and who shall have direct responsibility for the administration of this Indenture or to whom any corporate trust matter is referred because of such person's knowledge of and familiarity with the particular subject.

         . ction 1.02.  Other Definitions

Term                                                               Defined in
                                                                     Section
"Agent Members"....................................................... 2.01
"Bankruptcy Law"...................................................... 8.01
"Cedel Bank".......................................................... 2.01
"Commencement Date"................................................... 3.08
"Conversion Agent".................................................... 2.03
"Conversion Date"..................................................... 5.02
"Conversion Price".................................................... 5.01
"Conversion Shares"................................................... 5.06
"Current Market Price"................................................ 5.06
"Custodian"........................................................... 8.01
"Default Rate"........................................................ 2.13
"Defaulted Interest................................................... 2.12
"Definitive Securities"............................................... 2.01
"Designated Event Offer".............................................. 4.07
"Designated Event Payment"............................................ 4.07
"Designated Event Payment Date"....................................... 3.08
"Distribution Date"................................................... 5.06
"Distribution Record Date"............................................ 5.06
"Excess Payment"...................................................... 5.06
"Euroclear"........................................................... 2.01
"Event of Default".................................................... 8.01
"Global Security"..................................................... 2.01
"Legal Holiday".......................................................12.07
"Non-Global Purchasers"............................................... 2.01
"Officer".............................................................12.10
"Paying Agent"........................................................ 2.03
"Payment Blockage Notice"............................................. 6.02
"Payment Blockage Period"............................................. 6.02
"Payment Default"..................................................... 8.01
"Purchase Agreement".................................................. 2.01
"Purchase Date"....................................................... 5.06
"QIBs"................................................................ 2.01
"Registrar"........................................................... 2.03
"Regulation S"........................................................ 2.01
"Rights".............................................................. 5.06
"Rule 144A"........................................................... 2.01
"Tender Period"....................................................... 3.08


         Section 1.03.  Incorporation  by Reference of Trust Indenture
Act      . Whenever  this  Indenture  refers to a provision of the TIA, the provision is incorporated by reference in and made a part of this Indenture.

         The following TIA terms used in this Indenture have the following meanings:

         "indenture securities" means the Securities;

         "indenture security holder" means a Noteholder;

         "indenture to be qualified" means this Indenture;

         "indenture trustee" or "institutional trustee" means the Trustee; and

         "obligor" on the Securities means the Company or any other obligor on the Securities.

         All other terms used in this Indenture that are defined by the TIA, defined by TIA reference to another statute or defined by SEC rule under the TIA have the meanings so assigned to them.

         .  Unless the context otherwise requires:

                  (a) a term has the meaning assigned to it;

                  (b) an  accounting  term not  otherwise  defined  has
         the   meaning   assigned  to  it  in   accordance   with  GAAP
         consistently applied;

                  (c) "or" is not exclusive;

                  (d) words in the singular include the plural, and words in the plural include the singular; and

                  (e)  provisions   apply  to  successive   events  and
         transactions.



                              ARTICLE II


                            THE SECURITIES

         .  The   Securities   and   the   Trustee's   certificate   of
authentication shall be substantially in the form of Exhibit A which is hereby incorporated in and expressly made a part of this Indenture.

         The Securities may have notations, legends or endorsements required by law, stock exchange rule, agreements to which the Company is subject, if any, or usage (provided that any such notation, legend or endorsement is in a form acceptable to the Company). The Company shall furnish any such legend not contained in Exhibit A to the Trustee in writing. Each Security shall be dated the date of its authentication. The terms and provisions of the Securities set forth in Exhibit A are part of the terms of this Indenture and to the extent applicable, the Company and the Trustee, by their execution and delivery of this Indenture, expressly agree to such terms and provisions and to be bound thereby.

         (a) Global Securities. The Securities are being offered and sold by the Company pursuant to a Purchase Agreement relating to the Securities, dated March 17, 1999, among the Company and the Initial Purchasers (the "Purchase Agreement").

         Securities offered and sold (i) in reliance on Regulation S under the Securities Act ("Regulation S") or (ii) to "qualified institutional buyers" as defined in Rule 144A ("QIBs") in reliance on Rule 144A under the Securities Act ("Rule 144A"), each as provided in the Purchase Agreement, shall be issued in the form of one or more permanent global Securities in definitive, fully registered form without interest coupons with the Global Securities Legend and Restricted Global Securities Legend set forth in Exhibit A hereto (each, a "Global Security"). Any Global Security shall be deposited on behalf of the purchasers of the Securities represented thereby with the Trustee, at its New York office, as custodian for the Depositary, and registered in the name of the Depositary or a nominee of the Depositary for the accounts of participants in the Depositary (and, in the case of Securities held in accordance with Regulation S, registered with the Depositary for the accounts of designated agents holding on behalf of the Euroclear System ("Euroclear") or, when its procedures so permit, Cedel Bank, societe anonyme ("Cedel Bank")), duly executed by the Company and authenticated by the Trustee as hereinafter provided. The aggregate principal amount of a Global Security may from time to time be increased or decreased by adjustments made on the records of the Trustee and the Depositary or its nominee as hereinafter provided.

         (b) Book-Entry Provisions. This Section 2.01(b) shall apply only to a Global Security deposited with or on behalf of the Depositary.

         The Company shall execute and the Trustee shall, in accordance with this Section 2.01(b) and the written order of the
Company, authenticate and deliver initially one or more Global Securities that (i) shall be registered in the name of Cede & Co. or other nominee of such Depositary and (ii) shall be delivered by the Trustee to such Depositary or pursuant to such Depositary's instructions or held by the Trustee as custodian for the Depositary pursuant to a FAST Balance Certificate Agreement between the Depositary and the Trustee.

         Members of, or participants in, the Depositary ("Agent Members") shall have no rights under this Indenture with respect to any Global Security held on their behalf by the Depositary or by the Trustee as the custodian of the Depositary or under such Global Security, and the Depositary may be treated by the Company, the Trustee and any agent of the Company or the Trustee as the absolute owner of such Global Security for all purposes whatsoever. Notwithstanding the foregoing, nothing herein shall prevent the Company, the Trustee or any agent of the Company or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depositary or impair, as between the Depositary and its Agent Members, the operation of customary practices of such Depositary governing the exercise of the rights of a holder of a beneficial interest in any Global Security.

         The provisions of the "Operating Procedures of the Euroclear System" and "Terms and Conditions Governing Use of Euroclear" and the "Management Regulations and Instructions to Participants" of Cedel shall be applicable to interests in any Global Securities that are held by participants through Euroclear or Cedel. The Trustee shall have no obligation to notify holders of any such procedures or to monitor or enforce compliance with the same.

         (c)  Definitive  Securities.  Except as  provided  in  Section
2.06 and 2.10, owners of beneficial interests in Global Securities will not be entitled to receive physical delivery of certificated Securities in definitive form. Purchasers of Securities who are not QIBs and did not purchase Securities sold in reliance on Regulation S under the Securities Act (referred to herein as the "Non-Global Purchasers") will receive certificated Securities in definitive form bearing the Restricted Definitive Securities Legend set forth in Exhibit A hereto ("Definitive Securities"). Definitive Securities will bear the Restricted Definitive Securities Legend set forth on Exhibit A unless removed in accordance with Section 2.06(b).

         . One Officer shall sign the Securities for the Company by manual or facsimile signature. The Company's seal or a facsimile thereof shall be reproduced on the Securities.

         If an Officer whose signature is on a Security no longer holds that office at the time the Security is authenticated, the Security shall nevertheless be valid.

         A Security shall not be entitled to any benefits under this Indenture or the Registration Agreement or otherwise be valid until authenticated by the manual signature of an authorized signatory of the Trustee. The signature shall be conclusive evidence that the Security has been authenticated under this Indenture.

         Upon a written order of the Company signed by two Officers, the Trustee shall authenticate the Securities for original issue up to an aggregate principal amount of $200,000,000 (plus up to an additional $50,000,000 aggregate principal amount which may be issued from time to time upon exercise by the Initial Purchasers of the over-allotment option set forth in the Purchase Agreement) and deliver such authenticated Securities as directed in such order. The aggregate principal amount of Securities outstanding at any time shall not exceed such amount except as provided in Section 2.07.

         The Trustee may appoint one or more authenticating agents acceptable to the Company to authenticate Securities. An authenticating agent may authenticate Securities whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such agent. An authenticating agent has the same rights as an Agent to deal with the Company or an Affiliate of the Company.

         . The Company shall maintain in the Borough of Manhattan, The City of New York, State of New York (i) an office or agency where Securities may be presented for registration of transfer or for exchange (the "Registrar"), (ii) an office or agency where Securities may be presented for payment (the "Paying Agent"), (iii) an office or agency where Securities may be presented for conversion (the "Conversion Agent") and (iv) an office or agency where notices to or demands upon the Company in respect of the Securities and this Indenture may be sent. The Registrar shall keep a register of the Securities and of their transfer and exchange. The Company has initially appointed the Trustee (at 101 Barclay Street, Floor 21 West, New York, New York 10286) as its Registrar, Paying Agent and Conversion Agent in New York. The Company may appoint one or more co-registrars, one or more additional paying agents and one or more additional conversion agents in such other locations as it shall determine. The term "Registrar" includes any co-registrar, the term "Paying Agent" includes any additional paying agent and the term "Conversion Agent" includes any additional conversion agent. The Company may change any Paying Agent, Registrar or Conversion Agent without prior notice to any Noteholder. The Company shall notify the Trustee of the name and address of any newly-appointed Agent not a party to this Indenture. If the Company fails to appoint or maintain another entity as Registrar, Paying Agent or Conversion Agent, the Trustee shall act as such.

         . The Company shall require each Paying Agent other than the Trustee to agree in writing that the Paying Agent will hold in trust for the benefit of Noteholders or the Trustee all money held by the Paying Agent for the payment of principal of, premium, if any, on, interest and Liquidated Damages, if any, on, the Securities, and will notify the Trustee of any default by the Company in making any such payment. While any such default continues, the Trustee may require a Paying Agent to pay all money held by it to the Trustee. The Company at any time may require a Paying Agent to pay all money held by it to the Trustee and to account for any money disbursed by it. Upon payment over to the Trustee, the Paying Agent (if other than the Company or an Affiliate of the Company) shall have no further liability for the money. If the Company or an Affiliate of the Company acts as Paying Agent, it shall segregate and hold in a separate trust fund for the benefit of the Noteholders all money held by it as Paying Agent.

         . The Trustee shall preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of Noteholders and shall otherwise comply with TIA S312(a). If the Trustee is not the Registrar, the Company shall furnish to the Trustee at least seven Business Days before each interest payment date and at such other times as the Trustee may request in writing a list in such form and as of such date as the Trustee may reasonably require of the names and addresses of Noteholders, and the Company shall otherwise comply with TIA S312(a).

         . Where Securities are presented to the Registrar with a request to register a transfer or to exchange them for an equal principal amount of Securities of other denominations, such Registrar shall register the transfer or make the exchange if the requirements set forth in this Indenture and as otherwise may be reasonably required by the Registrar with respect to such transactions are met. To permit registrations of transfers and exchanges, the Company shall issue and the Trustee shall authenticate Securities at the Registrar's request. No service charge shall be made for any registration of transfer or exchange (except as otherwise expressly permitted herein), but the Company may require payment of a sum sufficient to cover any transfer tax or similar governmental charge payable in connection therewith (other than any such transfer tax or similar governmental charge payable upon exchanges pursuant to Sections 2.10, 3.06, 3.08, 5.02 or 11.05 hereof not involving any transfer of the Securities).

         The Company shall not be required (i) to issue, register the transfer of, or exchange Securities during a period beginning at the opening of business 15 days before the day of mailing of notice of redemption of Securities under Section 3.03 hereof and ending at the close of business on the day of such mailing, or (ii) to exchange or register the transfer of any Security so selected for redemption in whole or in part, except the unredeemed portion of any Security being redeemed in part.

         (a) Notwithstanding any provision to the contrary herein, so long as a Global Security remains outstanding and is held by or on behalf of the Depositary, transfers of a Global Security, in whole or in part, or of any beneficial interest therein, shall only be made in accordance with Sections 2.01(b) and 2.10 and this Section 2.06(a); provided, however, that beneficial interests in a Global Security may be transferred to persons who take delivery thereof in the form of a beneficial interest in the Global Security in accordance with the transfer restrictions set forth under the heading "Notice to Investors" in the Offering Memorandum and, if applicable, in the Restricted Global Securities Legend.

                      (i) Except for transfers or exchanges made in accordance with any of clauses (ii) through (v) of this
         Section  2.06(a)  and  Section 2.10,  transfers  of  a  Global
         Security   shall  be  limited  to  transfers  of  such  Global
         Security in whole, but not in part, to nominees of the Depositary or to a successor of the Depositary or such successor's nominee.

                      (ii)  Global  Security  to  Definitive  Security.
         If an owner of a beneficial interest in a Global Security deposited with the Depositary or with the Trustee as custodian for the Depositary wishes at any time to transfer its interest in such Global Security to a Person who is required to take delivery thereof in the form of a Definitive Security, such owner may, subject to the rules and procedures of Euroclear or Cedel Bank, if applicable, and the Depositary, cause the exchange of such interest for one or more Definitive Securities of any authorized denomination or denominations and of the same aggregate principal amount. Upon receipt by the Registrar of (1) instructions from Euroclear or Cedel Bank, if applicable, and the Depositary directing the Trustee to authenticate and deliver one or more Definitive Securities of the same aggregate principal amount as the beneficial interest in the Global Security to be exchanged, such instructions to contain the name or names of the designated transferee or transferees, the authorized denomination or denominations of the Definitive Securities to be so issued and appropriate delivery instructions, (2) a certificate substantially in the form of Exhibit B attached hereto given by the owner of such beneficial interest, (3) a certificate substantially in the form of Exhibit C attached hereto given by the person acquiring the Definitive Securities for which such interest is being exchanged, to the effect set forth therein, and (4) such other certifications or other information and, in the case of transfers pursuant to Rule 144 under the Securities Act, legal opinions as the Company may reasonably require to confirm that such transfer is being made pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, then Euroclear or Cedel Bank, if applicable, or the Registrar, as the case may be, will instruct the Depositary to reduce or cause to be reduced such Global Security by the aggregate principal amount of the beneficial interest therein to be exchanged and to debit or cause to be debited from the account of the Person making such transfer the beneficial interest in the Global Security that is being transferred, and concurrently with such reduction and debit the Company shall execute, and the Trustee shall authenticate and deliver, one or more Definitive Securities of the same aggregate principal amount in accordance with the instructions referred to above.

                      (iii)   Definitive   Security   to   Definitive
         Security. If a holder of a Definitive Security wishes at any time to transfer such Definitive Security (or portion thereof) to a Person who is required to take delivery thereof in the form of a Definitive Security, such holder may, subject to the restrictions on transfer set forth herein and in such Definitive Security, cause the transfer of such Definitive Security (or any portion thereof in a principal amount equal to an authorized denomination) to such transferee. Upon receipt by the Registrar of (1) such Definitive Security, duly endorsed as provided herein, (2) instructions from such holder directing the Trustee to authenticate and deliver one or more Definitive Securities of the same aggregate principal amount as the Definitive Security (or portion thereof) to be transferred, such instructions to contain the name or names of the designated transferee or transferees, the authorized denomination or denominations of the Definitive Securities to be so issued and appropriate delivery instructions, (3) a certificate from the holder of the Definitive Security to be transferred in substantially the form of Exhibit B attached hereto, (4) a certificate substantially in the form of Exhibit C attached hereto given by the person acquiring the Definitive Securities (or portion thereof), to the effect set forth therein, and (5) such other certifications or other information and, in the case of transfers pursuant to Rule 144 under the Securities Act, legal opinions as the Company may reasonably require to confirm that such transfer is being made pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, then the Registrar, shall cancel or cause to be canceled such Definitive Security and concurrently therewith, the Company shall execute, and the Trustee shall authenticate and deliver, one or more Definitive Securities in the appropriate aggregate principal amount, in accordance with the instructions referred to above and, if only a portion of a Definitive Security is transferred as aforesaid, concurrently therewith Company shall execute and the Trustee shall execute and deliver to the transferor a Definitive Security in a principal amount equal to the principal amount which has not been transferred. A holder of a Definitive Security may at any time exchange such Definitive Security for one or more Definitive Securities of other authorized denominations and in the same aggregate principal amount and registered in the same name by delivering such Definitive Security, duly endorsed as provided herein, to the Registrar together with instructions directing the Trustee to authenticate and deliver one or more Definitive Securities in the same aggregate principal amount and registered in the same name as the Definitive Security to be exchanged, and the Registrar thereupon shall cancel or caused to be cancelled such Definitive Security and concurrently therewith the Company shall execute and Trustee shall authenticate and deliver, one or more Definitive Securities in the same aggregate principal amount and registered in the same name as the Definitive Security being exchanged.

                      (iv)  Definitive  Security  to  Global  Security.
         If a holder of a Definitive Security wishes at any time to transfer such Definitive Security (or portion thereof) to a Person who is not required to take delivery thereof in the form of a Definitive Security, such holder shall, subject to the restrictions on transfer set forth herein and in such Definitive Security and the rules of the Depositary and Euroclear and Cedel Bank, as applicable, cause the exchange of such Definitive Security for a beneficial interest in the Global Security. Upon receipt by the Registrar of (1) such Definitive Security, duly endorsed as provided herein, (2) instructions from such holder directing the Trustee to increase the aggregate principal amount of the Global Security deposited with the Depository or with the Trustee as custodian for the Depository by the same aggregate principal amount at maturity as the Definitive Security to be exchanged, such instructions to contain the name or names of a member of, or participant in, the Depository that is designated as the transferee, the account of such member or participant and other appropriate delivery instructions, (3) the assignment form on the back of the Definitive Security completed in full (certifying in effect that such transfer complies with Rule 144A or Regulation S under the Securities Act or is otherwise being made to a Person who is not required to take delivery of such Security in the form of a Definitive Security) and (4) such other certifications or other information and, in the case of transfers pursuant to Rule 144 under the Securities Act, legal opinions as the Company may reasonably require to confirm that such transfer is being made pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, then the Registrar, shall cancel or cause to be canceled such Definitive Security and concurrently therewith shall increase the aggregate principal amount of the Global Security by the same
         aggregate   principal   amount  as  the  Definitive   Security
         canceled.

                      (v)  Other   Exchanges.   In  the  event  that  a
         Global Security is exchanged for Securities in definitive registered form pursuant to Section 2.10, prior to the effectiveness of a Shelf Registration Statement with respect to such Securities, such Securities may be exchanged only in accordance with such procedures as are substantially consistent with the provisions of clauses (ii) and (iii) above (including the certification requirements intended to ensure that such transfers comply with Rule 144A or Regulation S under the Securities Act, as the case may be) and such other procedures as may from time to time be adopted by the Company.

         (b) Except in connection with a Shelf Registration Statement contemplated by and in accordance with the terms of the Registration Agreement, if Securities are issued upon the registration of transfer, exchange or replacement of Securities bearing a Restricted Securities Legend, or if a request is made to remove such a Definitive Securities Legend on Securities, the Securities so issued shall bear the Restricted Securities Legend, or a Restricted Securities Legend shall not be removed, as the case may be, unless there is delivered to the Company such satisfactory evidence, which, in the case of a transfer made pursuant to Rule 144 under the Securities Act, may include an opinion of counsel licensed to practice law in the State of New York, as may be reasonably required by the Company, that neither the legend nor the restrictions on transfer set forth therein are required to ensure that transfers thereof comply with the provisions of Rule 144A, Rule 144 or Regulation S under the Securities Act or that such Securities are not "restricted" within the meaning of Rule 144 under the Securities Act. Upon provision to the Company of such satisfactory evidence, the Trustee, at the written direction of the Company, shall authenticate and deliver Securities that do not bear the legend. The Company shall not otherwise be entitled to require the delivery of a legal opinion in connection with any transfer or exchange of Securities.

         (c) Neither the Trustee nor any Agent shall have any responsibility for any actions taken or not taken by the Depositary.

         (d) The Trustee shall have no obligation or duty to monitor, determine or inquire as to compliance with any restrictions on transfer imposed under this Indenture or under applicable law with respect to any transfer of any interest in any Security (including any transfers between or among Depositary's participants or beneficial owners of interests in any Global Security) other than to require delivery of such certificates and other documentation as is expressly required by, and to do so if and when expressly required by, the terms of this Indenture and to examine the same to determine substantial compliance as to form with the express requirements hereof.

         . If the holder of a Security claims that the Security has been lost, destroyed or wrongfully taken or if such Security is mutilated and is surrendered to the Registrar, the Company shall issue and the Trustee shall authenticate a replacement Security if the Trustee's and the Company's requirements (as shall have been previously communicated to the Trustee in a written letter of standing instruction) are met. An indemnity bond must be sufficient in the judgment of each of the foregoing to protect the Company, the Trustee, any Agent or any authenticating agent from any loss which any of them may suffer if a Security is replaced. The Company may charge for its expenses in replacing a Security.

         In case any such mutilated, destroyed, lost or stolen Security has become or is about to become due and payable, or is about to be redeemed or purchased by the Company pursuant to Article III hereof or converted into shares of Common Stock pursuant to
Article V hereof, the Company in its discretion may, instead of issuing a new Security, pay, redeem or convert such Security, as the case may be.

         Every replacement Security is an additional obligation of the Company and shall be entitled to all of the benefits of this Indenture equally and proportionately with all other Securities duly issued hereunder. The provisions of this Section 2.07 are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement of mutilated, destroyed, lost or stolen Securities.

         .  The  Securities   outstanding  at  any  time  are  all  the
Securities authenticated by the Trustee except for those canceled by it, those delivered to it for cancellation, and those described in this Section as not outstanding.

         If a Security is replaced, paid, redeemed or converted, it ceases to be outstanding unless, in the case of a replaced Security, the Trustee receives proof satisfactory to it that the replaced Security is held by a bona fide purchaser.

         If Securities are considered paid under Section 4.01 hereof, they cease to be outstanding and interest (and Liquidated Damages, if any) on them ceases to accrue.

         Except as set forth in Section 2.09 hereof, a Security does not cease to be outstanding because the Company or an Affiliate of the Company holds the Security.

         . In determining whether the Noteholders of the required principal amount of Securities have concurred in any direction, waiver or consent, Securities owned by the Company or an Affiliate of the Company shall be considered as though they are not outstanding, except that for the purposes of determining whether the Trustee shall be protected in relying on any such direction, waiver or consent, only Securities which a Trust Officer actually knows are so owned shall be so disregarded.

         Section 2.10. Temporary Securities; Exchange of Global Security . r Definitive Securities

         (a) Until definitive Securities are ready for delivery, the Company may prepare and the Trustee shall authenticate temporary Securities. Temporary Securities shall be substantially in the form of definitive Securities but may have variations that the Company considers appropriate for temporary Securities and shall be reasonably acceptable to the Trustee. Without unreasonable delay, the Company shall prepare and the Trustee shall authenticate definitive Securities in exchange for temporary Securities.

         (b) Except  for  transfers  made in  accordance  with  Section
2.06 (a), a Global Security deposited with the Depositary or with the Trustee as custodian for the Depositary pursuant to Section 2.01 shall be transferred to the beneficial owners thereof in the form of certificated Securities in definitive form only if such transfer complies with Section 2.06 and (i) the Depositary notifies the Company that it is unwilling or unable to continue as Depositary for such Global Security or if at any time such Depositary ceases to be a "clearing agency" registered under the Exchange Act and a successor Depositary is not appointed by the Company within 90 days of such notice, or (ii) an Event of Default has occurred and is continuing.

         (c)  Any  Global   Security  or  interest   thereon   that  is
transferable to the beneficial owners thereof in the form of certificated Securities in definitive form shall, if held by the Depository, be surrendered by the Depositary to the Trustee, without charge, and the Trustee shall authenticate and deliver, upon such transfer of each portion of such Global Security, an equal aggregate principal amount of Securities of authorized denominations in the form of certificated Securities in definitive form. Any portion of a Global Security transferred pursuant to this Section shall be executed, authenticated and delivered only in denominations of $1,000 and any integral multiple thereof and registered in such names as the Depositary shall direct. Any Securities in the form of certificated Securities in definitive form delivered in exchange for an interest in the Global Security shall, except as otherwise provided by Section 2.06(b), bear the Restricted Definitive Securities Legend set forth in Exhibit A hereto.

         (d) Prior to any  transfer  pursuant to Section  2.10(b),  the registered holder of a Global Security may grant proxies and otherwise authorize any Person, including Agent Members and Persons that may hold interests through Agent Members, to take any action which a holder is entitled to take under this Indenture or the Securities.

         (e)  The  Company  will  make   available  to  the  Trustee  a
reasonable  supply  of  certificated   Securities  in  definitive  form
without interest coupons.

         . The Company at any time may deliver Securities to the Registrar for cancellation. The Registrar, Paying Agent and Conversion Agent shall forward to the Trustee any Securities surrendered to them for registration of transfer, redemption, conversion, exchange or payment. The Trustee shall promptly cancel all Securities surrendered for registration of transfer, redemption, conversion, exchange, payment, replacement or cancellation and shall dispose of all such canceled Securities in accordance with its customary procedures. The Company may not issue new Securities to replace Securities that it has paid or that have been delivered to the Registrar for cancellation or that any holder has converted.

         All Securities which are redeemed, purchased or otherwise acquired by the Company or any of its Subsidiaries or Affiliates prior to the final maturity date of the Securities shall be delivered to the Trustee for cancellation and the Company may not hold or resell any such Securities or issue any new Securities to replace any such Securities or any Securities that any holder has converted pursuant to this Indenture.

         . Interest (including Liquidated Damages, if any) on any ved Security which is payable, and is punctually paid or duly provided for on any March 15 or September 15 shall be paid to the Person in whose name such Security (or one or more predecessor Securities) is registered at the close of business on the record date for such interest payment, which shall be the February 15 or August 15 (whether or not a Business Day) immediately preceding such interest payment date.

         Any interest and Liquidated Damages, if any, on any Security which is payable, but is not punctually paid or duly provided for, on any interest payment date (herein collectively called "Defaulted
Interest") shall forthwith cease to be payable to the registered holder on the relevant record date, and, except as hereinafter provided, such Defaulted Interest and any interest payable on such Defaulted Interest may be paid by the Company, at its election, as provided in subsection (a) or (b) below:

                  (a) The Company may elect to make payment of any Defaulted Interest, and any interest payable on such Defaulted Interest, to the Persons in whose names the Securities are registered at the close of business on a special record date for the payment of such Defaulted Interest, which shall be fixed in the following manner. The Company shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on the Securities and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest (including Liquidated Damages, if any) or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as provided in this subsection (a). Thereupon, the Trustee shall fix a special record date for the payment of such Defaulted Interest which shall be not more than 15 calendar days and not less than 10 calendar days prior to the date of the proposed payment and not less than 10 calendar days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such special record date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the special record date therefor to be sent, first class mail, postage prepaid, to each holder at such holder's address as it appears in the register for the Securities, not less than 10 calendar days prior to such special record date. Notice of the proposed payment of such Defaulted Interest and the special record date therefor having been mailed as aforesaid, such Defaulted Interest shall be paid to the Persons in whose names the Securities are registered at the close of business on such special record date and shall no longer be payable pursuant to the following subsection (b).

                  (b) The Company may make payment of any Defaulted Interest and any interest payable on such Defaulted Interest, on the Securities in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities may be listed, and upon such notice as may be required by such exchange, if, after notice given by the Company to the Trustee of the proposed payment pursuant to this clause, such manner of payment shall be deemed practicable by the Trustee.

         Subject to the foregoing provisions of this Section 2.12, each Security delivered under this Indenture upon registration of transfer of, or in exchange for, or in lieu of, or in substitution for, any other Security, shall carry the rights to interest (and Liquidated Damages, if any) accrued and unpaid, and to accrue, which were carried by such other Security.

         . Interest on the Securities shall be computed on the basis of a 360-day year consisting of twelve 30-day months. In the event that any principal of or premium, if any, or interest or Liquidated Damages, if any, on the Securities is not paid when due, then except to the extent permitted by law, such overdue principal, premium, if any, interest and Liquidated Damages, if any, shall bear interest until paid at the Default Rate, compounded semi-annually. As used herein, the term "Default Rate" means, as of any date and whether or not any Securities are outstanding on such date, a rate per annum equal to (i) 5% per annum plus (ii) if a Registration Default (as defined in the Registration Agreement) has occurred and is continuing on such date, the per annum rate of interest at which Liquidated Damages on the Securities are being computed on such date or, if no Securities are outstanding on such date, the per annum rate of interest at which Liquidated Damages on the Securities would have been computed on such date if the Securities were outstanding.

         . The Company in issuing the Securities may use a "CUSIP" number in notices of redemption or exchange as a convenience to holders; provided that any such notice may state that no representation is made as to the correctness or accuracy of the CUSIP number printed in the notice or on the Securities and that reliance may be placed only on the other identification numbers printed on the Securities. The Company shall promptly notify the Trustee of any change in the CUSIP number.

         . The Company agrees that it will refuse to register any transfer of Securities or any shares of Common Stock issued upon conversion of Securities that is not made in accordance with the provisions of Regulation S under the Securities Act, pursuant to a registration statement which has been declared effective under the
Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act; provided that the provisions of this paragraph shall not be applicable to any Securities which do not bear a Restricted Securities Legend or to any shares of Common Stock evidenced by certificates which do not bear a Restricted Common Stock Legend.

         . Prior to due presentment of a Security for registration of transfer, the Company, the Trustee and any Agent of the Company may treat the Person in whose name such Security is registered as the owner of such Security for the purpose of receiving payment of principal of and premium, if any, and (subject to Sections 2.06 and 2.13 above) interest and Liquidated Damages, if any, on such Security and for all other purposes whatsoever, whether or not such Security be overdue, and neither the Company, the Trustee nor any Agent shall be affected by notice to the contrary.



                              ARTICLE III


                              REDEMPTION

         . If the  Company  elects to  redeem  Securities  pursuant  to
Section 3.07 hereof, it shall notify the Trustee in writing of the redemption date and the principal amount of Securities to be redeemed. The Company shall give each notice provided for in this
Section 3.01 at least 45 days before the redemption date (unless a shorter notice period shall be satisfactory to the Trustee).

         . If less than all the Securities are to be redeemed, the Trustee shall select the Securities to be redeemed by a method that complies with the requirements of the principal national securities exchange, if any, on which the Securities are listed, or, if the Securities are not so listed, on a pro rata basis, by lot or by such other method as the Trustee considers fair and appropriate; provided, however, that no Securities of $1,000 in principal amount or less shall be redeemed in part. The Trustee shall make the selection not more than 60 days and not less than 30 days before the redemption date from Securities outstanding not previously called for redemption. The Trustee may select for redemption portions of the principal of Securities that have denominations larger than $1,000. Securities and portions of them it selects shall be in principal amounts of $1,000 or integral multiples of $1,000. Provisions of this Indenture that apply to Securities called for redemption also apply to portions of Securities called for redemption. The Trustee shall notify the Company promptly of the Securities or portions of Securities to be called for redemption.

         If any Security selected for partial redemption is converted in part after such selection, the converted portion of such Security shall be deemed (so far as may be) to be the portion to be selected for redemption. The Securities (or portions thereof) so selected shall be deemed duly selected for redemption for all purposes hereof, notwithstanding that any such Security is converted in whole or in part before the mailing of the notice of redemption. Upon any redemption of less than all the Securities, the Company and the Trustee may treat as outstanding any Securities surrendered for conversion during the period 15 days next preceding the mailing of a notice of redemption and need not treat as outstanding any Security authenticated and delivered during such period in exchange for the unconverted portion of any Security converted in part during such period.

         . At least 30 days but not more than 60 days before a redemption date, the Company shall mail a notice of redemption to each holder whose Securities are to be redeemed at such holder's registered address.

         The notice shall identify the Securities to be redeemed (including the CUSIP number) and shall state:

                  (a) the redemption date;

                  (b) the redemption price and the amount accrued and unpaid interest and Liquidated Damages, if any, to be paid;

                  (c) if any Security is being redeemed in part, the portion of the principal amount of such Security to be redeemed and that, after the redemption date, upon cancellation of such Security, a new Security or Securities in principal amount equal to the unredeemed portion will be issued in the name of the holder thereof;

                  (d) the name and address of the Paying Agent;

                  (e) that Securities called for redemption must be surrendered to the Paying Agent to collect the redemption price plus accrued interest and Liquidated Damages, if any;

                  (f) that, unless the Company defaults in making such redemption payment or the Paying Agent is prohibited from making such payment pursuant to the terms of this Indenture, by law or otherwise, interest and Liquidated Damages, if applicable, on Securities called for redemption cease to accrue on and after the redemption date;

                  (g)  the  paragraph  of the  Securities  pursuant  to
         which  the   Securities   called  for   redemption  are  being
         redeemed; and

                  (h)  any  other   information   necessary  to  enable
         holders to comply with the notice of redemption.

         Such notice shall also state the current Conversion Price and the date on which the right to convert such Securities or portions thereof into Common Stock of the Company will expire.

         At the Company's request, the Trustee shall give notice of redemption in the Company's name and at the Company's expense. In such event, the Company shall provide the Trustee with the information required by this Section 3.03 in a timely manner; provided that the Company shall give the Trustee not less than 60 days' written notice unless the Trustee consents to a shorter period.

         . Once notice of redemption is mailed, Securities called for redemption become due and payable on the redemption date at the price set forth in the Security plus interest and Liquidated Damages, if any, accrued and unpaid to the redemption date; provided that accrued interest and Liquidated Damages which are due and payable on any interest payment date which is on or prior to the redemption date shall be payable to the holders of such Securities, or one or more predecessor Securities, registered as such at the close of business on the relevant record date; and provided, further, that if a redemption date is not a Business Day, payment shall be made on that next succeeding Business Day and no interest shall accrue for the period from such redemption date to such succeeding Business Day unless the Company shall default in the payment due on such Business Day. Upon surrender to the Paying Agent, such Securities shall be paid at the redemption price stated in such notice. Failure to give notice or any defect in the notice to any holder shall not affect the validity of the notice to any other holder.

         The notice if mailed in the manner herein provided shall be conclusively presumed to have been given. In any case, failure to give such notice to any holder or any defect in the notice to any holder of any Security designated for redemption as a whole or in part shall not affect the validity of the proceedings for the redemption of any other Securities.

         .  Prior  to  10:00   A.M.   (New  York  City   time)  on  the
redemption date, the Company shall deposit with the Trustee or the Paying Agent in immediately available funds, money sufficient to pay the redemption price of and accrued and unpaid interest and Liquidated Damages, if applicable, to but not including the redemption  date  on  all  Securities  to  be  redeemed  on  that  date
(subject to the right of holders of record on the relevant record date to receive interest (and Liquidated Damages, if applicable) due on an interest payment date) unless theretofore converted into Common Stock pursuant to the provisions hereof. The Trustee or such Paying Agent shall return to the Company any money not required for that purpose.

         So long as the Company complies with the preceding paragraph and the other provisions of this Article III and unless the Paying Agent is prohibited from making such payment pursuant to the terms of this Indenture, by law or otherwise, interest (and Liquidated Damages, if any) on the Securities to be redeemed on the applicable redemption date shall cease to accrue from and after such redemption date and such Securities or portions thereof shall be deemed not to be entitled to any benefit under this Indenture except to receive payment on the redemption date of the redemption price plus interest and Liquidated Damages, if any, accrued and unpaid to the redemption date. If any Security called for redemption shall not be so paid upon surrender for redemption, then, from the redemption date until such redemption price (including, without limitation, accrued interest and Liquidated Damages, if any) is paid in full, the Company shall pay interest, to the extent permitted by law, on the unpaid principal of and premium, if any, interest and Liquidated Damages, if any, on such Security at the Default Rate, compounded semiannually.

         . Upon surrender of a Security that is redeemed in part, the Company shall issue and the Trustee shall authenticate for the holder at the expense of the Company a new Security equal in
principal   amount  to  the   unredeemed   portion   of  the   Security
surrendered.

         . The Company may redeem all or any portion of the Securities, upon the terms and at the redemption prices set forth in each of the Securities. Any redemption pursuant to this Section 3.07 shall be made pursuant to the provisions of Section 3.01 through 3.06 hereof.

         .  tion 3.08.  Designated Event Offer

         (a) In the event that, pursuant to Section 4.07 hereof, the Company shall commence a Designated Event Offer, the Company shall follow the procedures in this Section 3.08.

         (b) The Designated Event Offer shall remain open for a period specified by the Company which shall be no less than 30 days and no more than 60 days from and including the date of the mailing of notice in accordance with Section 3.08(d) hereof (the "Commencement Date"), except to the extent that a longer period is required by applicable law (the "Tender Period"). On the day (the "Designated Event Payment Date") immediately following the last day of the Tender Period, the Company shall purchase the principal amount of Securities duly surrendered for repurchase and not withdrawn.

         (c) If a Designated Event Payment Date is after a record date and before the related interest payment date, accrued interest and Liquidated Damages, if any, to the related interest payment date will be paid to the persons in whose names the Securities (or one or more predecessor Securities) are registered at the close of business on such record date, notwithstanding the repurchase of any such Securities on such Designated Event Payment Date, and no additional interest or Liquidated Damages, if any, will be payable to Noteholders who tender Securities for purchase on such Designated Event Payment Date.

         (d) The Company shall provide the Trustee with written notice of the Designated Event Offer at least 10 Business Days before the Commencement Date.

         (e) Within 30 days following any Designated Event, unless the Company is entitled to and has previously elected to redeem all of the outstanding Securities at its option and has previously given holders notice of its intention to redeem all of the outstanding Securities in accordance with Article III of this Indenture, the Company or the Trustee (at the request and expense of the Company) shall send, by first class mail, a notice to each of the Noteholders, which shall govern the terms of the Designated Event Offer and shall state:

                      (i) that the Designated Event Offer is being made pursuant to this Section 3.08 and Section 4.07 hereof and that all Securities validly tendered will be accepted for payment;

                      (ii) the purchase price (as determined in accordance with Section 4.07 hereof , subject to Section 3.08(c) hereof), the length of time the Designated Event Offer will remain open and the Designated Event Payment Date;

                      (iii) that any Security or portion thereof not validly tendered or accepted for payment will continue to accrue interest and Liquidated Damages, if applicable, and will continue to have conversion rights;

                      (iv) that,  unless the  Company  defaults  in the
         payment of the  Designated  Event  Payment,  any  Security  or
         portion thereof accepted for payment pursuant to the Designated Event Offer shall cease to accrue interest and
         Liquidated  Damages,   if  applicable,   from  and  after  the
         Designated Event Payment Date and will cease to have conversion rights after the Designated Event Payment Date;

                      (v) that Noteholders electing to have a Security or portion thereof purchased pursuant to any Designated Event Offer will be required to surrender the Security, with the form entitled "Option of Noteholder To
         Elect Purchase" on the reverse of the Security completed, to a Paying Agent at the address specified in the notice (which shall include and address in the Borough of Manhattan, The City of New York) prior to the close of business on the third Business Day preceding the Designated Event Payment Date;

                      (vi) that Noteholders will be entitled to withdraw their election if a Paying Agent receives, not later than the close of business on the second Business Day preceding the Designated Event Payment Date, a letter or facsimile transmission setting forth the name of the Noteholder, the principal amount of the Securities or portion thereof delivered for purchase and a statement that such Noteholder is withdrawing his election to have such Securities or portions thereof purchased; and

                      (vii) that Noteholders whose Securities are being purchased only in part will be issued new Securities equal in principal amount to the unpurchased portion of the Securities surrendered, which unpurchased portion must be equal to $1,000 in principal amount or an integral multiple thereof.

         In addition, the notice shall contain all instructions, other information and materials that the Company shall reasonably deem necessary to enable such Noteholders to tender Securities pursuant to the Designated Event Offer or to withdraw tendered
Securities. If the Company is not required to mail such notice because, as provided above, it has previously given notice of its intention to redeem the Securities in whole but the Company thereafter defaults in the payment of the redemption price (including accrued interest and Liquidated Damages, if any) on any of the Securities on the relevant redemption date, then the Company shall be required to give notice pursuant to this Section 3.08(e) no later than the second Business Day following such redemption date, in which case the Tender Period shall be 30 days except to the extent that a longer period is required by applicable law. In the event that the Company is required by applicable law to extend the Tender Period beyond the Designated Event Payment Date set forth in such notice, the Company will, as promptly as possible, issue a press release and send notice to holders announcing such extension and the new Designated Event Payment Date, which press release and notice shall state the new deadlines for surrendering and withdrawing Securities.

         (f)  Prior  to  10:00  A.M.   (New  York  City  Time)  on  the
Designated Event Payment Date, the Company shall irrevocably deposit with the Trustee or the Paying Agent in immediately available funds an amount equal to the Designated Event Payment in respect of all Securities or portions thereof validly tendered and not withdrawn, such funds to be held for payment in accordance with the terms of this Section 3.08. On the Designated Event Payment Date, the Company shall, to the extent lawful, (i) accept for payment the Securities or portions thereof validly tendered pursuant to the Designated Event Offer, (ii) deliver or cause to be delivered to the Trustee the Securities so accepted and (iii) deliver to the Trustee an Officers' Certificate identifying the Securities or portions thereof tendered and not withdrawn to the Company and stating that such Securities have been accepted for payment by the Company in accordance with the terms of this Section 3.08. The Paying Agent shall promptly (but in any case not later than five calendar days after the Designated Event Payment Date) mail or deliver to each holder of Notes so accepted for payment an amount equal to the Designated Event Payment for such Securities, and the Trustee shall promptly authenticate and mail or otherwise deliver to each such Noteholder a new Security equal in principal amount to any unpurchased portion of the Security surrendered; provided that each new Security shall be in a principal amount of $1,000 or an integral multiple thereof. Any Securities not so accepted shall be promptly mailed or otherwise delivered by or on behalf of the Company to the holders thereof. The Company will publicly announce the results of the Designated Event Offer on, or as soon as practicable after, the Designated Event Payment Date.

         (g) The Designated Event Offer shall be made by the Company in compliance with all applicable provisions of the Exchange Act and any other securities laws and regulations (including, without limitation, Rules 13e-4 and 14e-1 under the Exchange Act) to the extent such laws and regulations are applicable in connection with the repurchase of the Securities in connection with a Designated Event.

         . The Company is not required to make mandatory redemption or sinking fund payments with respect to the Securities.



                              ARTICLE IV


                               COVENANTS

         . The Company shall pay the principal of, premium, if any, and interest (and Liquidated Damages, if applicable) on the Securities on the dates and in the manner provided in the Securities and this Indenture. Principal, premium, if any, and interest (and Liquidated Damages, if applicable) shall be considered paid on the date due if the Paying Agent (other than the Company or an Affiliate of the Company) holds on that date money designated for and sufficient to pay all principal, premium, if any and interest (and Liquidated Damages, if any) then due and such Paying Agent is not prohibited from paying such money to the Noteholders on that date pursuant to the terms of this Indenture. To the extent lawful, the Company shall pay interest (including post-petition interest in any proceeding under any Bankruptcy Law) on overdue installments of interest (and on overdue principal, premium, if any, and Liquidated Damages, if applicable (in each case without regard to any applicable grace period)), at the Default Rate, compounded semiannually.

         .  The  Company  will  comply  with  the  requirements  of TIA
Section 314(a). In addition, whether or not required by the rules and regulations of the SEC, so long as any Securities are outstanding, the Company will file with the SEC and furnish (without exhibits) to the Trustee and to the holders of Securities all quarterly  and annual  financial  information  required to be contained in a filing with the SEC on Forms 10-Q and 10-K, including a "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and, with respect to annual consolidated financial statements only, a report on the annual consolidated financial statements by the Company's certified independent accountants. The Company shall not be required to file any report or other information with the SEC if the SEC does not permit such filing. Delivery of such reports, information and documents to the Trustee is for informational purposes only and the Trustee's receipt thereof shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Company's compliance with any of its covenants hereunder.

         In addition, if the Company at any time is not subject to either Section 13 or 15(d) of the Exchange Act, the Company will provide to each holder and beneficial owner of Securities and shares of Common Stock issued upon conversion of Securities, and to any prospective purchaser designated by any such holder or beneficial owner, upon request, the information required pursuant to Rule 144A(d)(4) of the Securities Act.

         . The Company shall deliver to the Trustee, within 120 days after the end of each fiscal year of the Company, an Officers' Certificate stating that a review of the activities of the Company and its subsidiaries during the preceding fiscal year has been made under the supervision of the signing Officers with a view to determining whether the Company has kept, observed, performed and fulfilled its obligations under, and complied with the covenants and conditions contained in, this Indenture, and further stating, as to each such Officer signing such certificate, that to the best of such Officer's knowledge the Company has kept, observed, performed and fulfilled each and every covenant, and complied with the covenants and conditions contained in this Indenture and is not in default in the performance or observance of any of the terms, provisions and conditions hereof (or, if a Default or Event of Default shall have occurred, describing all such Defaults or Events of Default of which such Officer may have knowledge) and that to the best of such Officer's knowledge no event has occurred and remains in existence by reason of which payments on account of the principal of, or premium, if any, interest or Liquidated Damages, if any, on, the Securities are prohibited.

         One of the Officers signing such Officers'  Certificate  shall
be  either  the  Company's  principal   executive  officer,   principal
financial officer or principal accounting officer.

         The Company will, so long as any of the Securities are outstanding, deliver to the Trustee, forthwith upon, but in any event within five Business Days after, becoming aware of:

                  (a) any  Default,  Event of Default or default in the
         performance   of  any   covenant,   agreement   or   condition
         contained in this Indenture; or

                  (b) any default under any other mortgage, indenture or instrument of the nature described in Section 8.01(e),

an Officers' Certificate specifying such Default, Event of Default or default and what action the Company is taking or proposing to take with respect thereto.

         Immediately upon the occurrence of any event giving rise to an obligation of the Company to pay Liquidated Damages with respect to the Securities in accordance with paragraph 11 of the form thereof and the Registration Agreement or the termination of any such obligation, the Company shall give the Trustee notice of such commencement or termination, of the obligation to pay Liquidated Damages with regard to the Securities and the amount thereof and of the event giving rise to such commencement or termination (such notice to be contained in an Officers' Certificate), and prior to receipt of such Officers' Certificate the Trustee shall be entitled to assume that no such commencement or termination has occurred, as the case may be.

         . The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay, extension or usury law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not, by resort to any such law, hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law has been enacted.

         . Except as provided in Article VII hereof, the Company will do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence and the corporate, partnership or other existence of each Subsidiary of the Company in accordance with the respective organizational documents of the Company and each Subsidiary and the rights (charter and statutory), licenses and franchises of the Company and its Subsidiaries; provided, however, that the Company shall not be required to preserve any such right, license or franchise, or the corporate, partnership or other existence of any Subsidiary, if the Board of Directors shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Company and its Subsidiaries taken as a whole and that the loss thereof is not adverse in any material respect to the Noteholders.

         . The Company shall pay, and shall cause each of its Subsidiaries to pay, prior to delinquency, all taxes, assessments and governmental levies, except such as are contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with GAAP or other appropriate provisions have been made.

         . Upon the occurrence of a Designated Event, each holder of Securities shall have the right, in accordance with this Section 4.07 and Section 3.08 hereof, to require the Company to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of such holder's Securities pursuant to the terms of an offer made as provided in Section 3.08 (the "Designated Event Offer") at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the Designated Event Payment Date (the "Designated Event Payment").

         . As long as any Securities are outstanding, the Company will conduct its business and operations so as not to become an "investment company" within the meaning of the Investment Company Act of 1940, as amended (the "Investment Company Act"), and will take all steps required in order for it to continue not to be an "investment company" and not to be required to be registered under the Investment Company Act, including, if necessary, redeployment of the assets of the Company.



                               ARTICLE V


                              CONVERSION

         . A holder of any Security may convert the principal amount thereof (or any portion thereof that is an integral multiple of $1,000) into fully paid and nonassessable shares of Common Stock of the Company at any time after 90 days following the Issuance Date and prior to the close of business on the Business Day immediately preceding the final maturity date of the Security at the Conversion Price then in effect, except that, with respect to any Security called for redemption, such conversion right shall terminate at the close of business on the Business Day immediately preceding the redemption date (unless the Company shall default in making the redemption payment when it becomes due, in which case the conversion right shall terminate at the close of business on the date on which such default is cured). The number of shares of Common Stock issuable upon conversion of a Security is determined by dividing the principal amount of the Security converted by the Conversion Price in effect on the Conversion Date.

         "Conversion Price" means $165.00, as the same may be adjusted from time to time as provided in this Article V; provided that, for purposes of clarity, it is hereby understood and agreed that, upon the occurrence of the Stock Split (which it is currently contemplated will occur on April 2, 1999), the Conversion Price will, pursuant to Section 5.06(a) hereof, automatically be adjusted to $82.50 per share.

         Provisions of this Indenture that apply to conversion of all of a Security also apply to conversion of a portion of it. A holder of Securities is not entitled to any rights of a holder of Common Stock until such holder of Securities has converted such Securities into Common Stock, and only to the extent that such Securities are deemed to have been converted into Common Stock under this Article V.

         . To convert a Security, a holder must satisfy the requirements in paragraph 10 of the Securities. The date on which the holder satisfies all of those requirements is the conversion date (the "Conversion Date"). As promptly as practicable on or after the Conversion Date, the Company shall issue and deliver to the Trustee a certificate or certificates for the number of whole shares of Common Stock issuable upon the conversion and a check or other payment for any fractional share in an amount determined pursuant to Section
5.03. Such certificate or certificates will be sent by the Trustee to the Conversion Agent for delivery to the holder. The Person in whose name the certificate is registered shall become the stockholder of record on the Conversion Date and, as of such date, such Person's rights as a Noteholder with respect to the converted Security shall cease; provided, however, that, except as otherwise provided in this
Section 5.02, no surrender of a Security on any date when the stock transfer books of the Company shall be closed shall be effective to constitute the Person entitled to receive the shares of Common Stock upon such conversion as the stockholder of record of such shares of Common Stock on such date, but such surrender shall be effective to constitute the Person entitled to receive such shares of Common Stock as the stockholder of record thereof for all purposes at the close of business on the next succeeding day on which such stock transfer books are open; provided, further, however, that such conversion shall be at the Conversion Price in effect on the date that such Security shall have been surrendered for conversion, as if the stock transfer books of the Company had not been closed.

         No payment or adjustment will be made for accrued and unpaid interest or Liquidated Damages on a converted Security or for dividends or distributions on, or Liquidated Damages, if any, attributable to, shares of Common Stock issued upon conversion of a
Security,  except  that,  if  any  holder  surrenders  a  Security  for conversion  after  the close of  business  on any  record  date for the payment of an installment of interest and prior to the opening of business on the next succeeding interest payment date, then, notwithstanding such conversion, accrued and unpaid interest and Liquidated Damages, if applicable, payable on such Security on such interest payment date shall be paid on such interest payment date to the person who was the holder of such Security (or one or more predecessor Securities) at the close of business on such record date. In the case of any Security surrendered for conversion after the close of business on a record date for the payment of an installment of interest and prior to the opening of business on the next succeeding interest payment date, then, unless such Security has been called for redemption on a redemption date or is to be repurchased on a Designated Event Payment Date after such record date and prior to such interest payment date, such Security, when surrendered for conversion, must be accompanied by payment in an amount equal to the interest and Liquidated Damages, if applicable, payable on such interest payment date on the principal amount of such Security so converted. Holders of Common Stock issued upon conversion will not be entitled to receive any dividends payable to holders of Common Stock as of any record time before the close of business on the Conversion Date.

         If a holder converts more than one Security at the same time, the number of whole shares of Common Stock issuable upon the conversion shall be based on the total principal amount of Securities converted.

         Upon surrender of a Security that is converted in part, the Trustee shall authenticate for the holder a new Security equal in
principal   amount  to  the   unconverted   portion  of  the   Security
surrendered.

         . The Company will not issue fractional shares of Common Stock upon conversion of a Security. In lieu thereof, the Company will pay an amount in cash based upon the Daily Market Price of the Common Stock on the Trading Day prior to the Conversion Date.

         . The issuance of certificates for shares of Common Stock upon the conversion of any Security shall be made without charge to the converting Noteholder for such certificates or for any tax in respect of the issuance of such certificates, and such certificates shall be issued in the respective names of, or in such names as may be directed by, the holder or holders of the converted Security; provided, however, that in the event that certificates for shares of Common Stock are to be issued in a name other than the name of the holder of the Security converted, such Security, when surrendered for conversion, shall be accompanied by an instrument of assignment or transfer, in form satisfactory to the Company, duly executed by the registered holder thereof or his duly authorized attorney; and provided, further, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificates in a name other than that of the holder of the converted Security, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid or is not applicable.

         .  The   Company   shall  at  all  times   reserve   and  keep
available, free from preemptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issuance upon conversion of Securities as herein provided, a sufficient number of shares of Common Stock to permit the conversion of all outstanding Securities for shares of Common Stock.

         All shares of Common Stock which may be issued upon conversion of the Securities shall be duly authorized, validly issued, fully paid and nonassessable when so issued. The Company shall take such action from time to time as shall be necessary so that par value of the Common Stock shall at all times be equal to or less than the Conversion Price then in effect.

         The Company shall from time to time take all action necessary so that the Common Stock which may be issued upon conversion of Securities, immediately upon their issuance (or, if such Common Stock is subject to restrictions on transfer under the Securities Act, upon their resale pursuant to an effective Shelf Registration Statement or in a transaction pursuant to which the certificate evidencing such Common Stock shall no longer bear the Restricted Common Stock Legend), will be listed on the principal securities exchanges, interdealer quotation systems (including the NNM) and markets, if any, on which other shares of Common Stock of the Company are then listed or quoted.

         . The Conversion Price shall be subject to adjustment from time to time as follows:

         (a) In case the Company shall (1) pay a dividend in shares of Common Stock to holders of Common Stock, (2) make a distribution in shares of Common Stock to holders of Common Stock, (3) subdivide its outstanding shares of Common Stock into a greater number of shares of Common Stock or (4) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock, the Conversion Price in effect immediately prior to such action shall be adjusted so that the holder of any Security thereafter surrendered for conversion shall be entitled to receive the number of shares of Common Stock which he would have owned immediately following such action had such Securities been converted immediately prior thereto. Any adjustment made pursuant to this subsection (a) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision or combination.

         (b) In case the Company shall issue rights or warrants to all holders of Common Stock entitling them to subscribe for or purchase shares of Common Stock (or securities convertible into Common Stock) at a price per share (or having a conversion price per share) less than the Current Market Price per share (as determined pursuant to subsection (f) below) of the Common Stock on the record date for  determining  the  holders of the  Common  Stock  entitled  to receive  such  rights  or  warrants,  the  Conversion  Price  shall  be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to such record date by a fraction of which the numerator shall be the number of shares of Common Stock outstanding as of the close of business on such record date plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common
Stock so offered for subscription or purchase (or the aggregate conversion price of the convertible securities so offered) would purchase at such Current Market Price, and of which the denominator shall be the number of shares of Common Stock outstanding on such record date plus the number of additional shares of Common Stock so offered for subscription or purchase (or into which the convertible securities so offered are convertible). Such adjustments shall become effective immediately after such record date. For the purposes of this subsection (b), the number of shares of Common Stock at any time outstanding shall not include shares held in the treasury of the Company but shall include shares issuable in respect of scrip certificates issued in lieu of fractions of shares of such Common Stock. The Company shall not issue any rights, options or warrants in respect of shares of Common Stock held in the treasury of the Company.

         (c) In case the Company shall distribute to all holders of Common Stock shares of Capital Stock of the Company (other than Common Stock), evidences of indebtedness, cash, rights or warrants entitling the holders thereof to subscribe for or purchase securities (other than rights or warrants described in subsection (b) above) or other assets (including securities of Persons other than the Company but excluding (i) dividends or distributions paid exclusively in cash, (ii) dividends and distributions described in subsection (b) above and (iii) distributions in connection with the consolidation, merger or transfer of assets covered by Section 5.13), then in each such case the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to the date of such distribution by a fraction of which the numerator shall be the Current Market Price (determined as provided in subsection (f) below) of the Common Stock on the record date mentioned below less the fair market value on such record date (as determined by the Board of Directors, whose determination shall be conclusive evidence of such fair market value and described in a Board Resolution delivered to the Trustee) of the portion of the evidences of indebtedness, shares of Capital Stock, cash, rights, warrants or other assets so distributed applicable to one share of Common Stock (determined on the basis of the number of shares of the Common Stock outstanding on the record date), and of which the denominator shall be such Current Market Price of the Common Stock. Such adjustment shall become effective immediately after the record date for the determination of the holders of Common Stock entitled to receive such distribution. Notwithstanding the foregoing, in case the Company shall distribute rights or warrants to subscribe for additional shares of the Company's Capital Stock (other than rights or warrants referred to in subsection (b) above) ("Rights") to all holders of Common Stock, the Company may, in lieu of making any adjustment pursuant to the foregoing provisions of this
Section 5.06(c), make proper provision so that each holder of a Security who converts such Security (or any portion thereof) after the record date for such distribution and prior to the expiration or redemption of the Rights shall be entitled to receive upon such conversion, in addition to the shares of Common Stock issuable upon such conversion (the "Conversion Shares"), a number of Rights to be determined as follows: (i) if such conversion occurs on or prior to the date for the distribution to the holders of Rights of separate certificates evidencing such Rights (the "Distribution Date"), the same number of Rights to which a holder of a number of shares of Common Stock equal to the number of Conversion Shares is entitled at the time of such conversion in accordance with the terms and provisions of and applicable to the Rights; and (ii) if such conversion occurs after the Distribution Date, the same number of Rights to which a holder of the number of shares of Common Stock into which the principal amount of the Security so converted was convertible immediately prior to the Distribution Date would have been entitled on the Distribution Date in accordance with the terms and provisions of and applicable to the Rights.

         (d) In case the Company shall, by dividend or otherwise, at any time make a distribution to all holders of its Common Stock exclusively in cash (including any distributions of cash out of current or retained earnings of the Company but excluding any cash that is distributed as part of a distribution requiring a Conversion Price adjustment pursuant to paragraph (c) of this Section) in an aggregate amount that, together with the sum of (x) the aggregate amount of any other distributions made exclusively in cash to all holders of Common Stock within the 12 months preceding the date fixed for determining the stockholders entitled to such distribution (the "Distribution Record Date") and in respect of which no Conversion Price adjustment pursuant to paragraph (c) or (e) of this Section or this paragraph (d) has been made plus (y) the aggregate amount of all Excess Payments in respect of any tender offers or other negotiated transactions by the Company or any of its Subsidiaries for Common Stock concluded within the 12 months preceding the Distribution Record Date and in respect of which no Conversion Price adjustment pursuant to paragraphs (c) or (e) of this Section or this paragraph
(d) has been made, exceeds 12.5% of the product of the Current Market Price per share (determined as provided in paragraph (f) of this
Section)  of  the  Common  Stock  on  the   Distribution   Record  Date
multiplied by the number of shares of Common Stock outstanding on the Distribution Record Date (excluding shares held in the treasury of the Company), the Conversion Price shall be reduced so that the same shall equal the price determined by multiplying such Conversion Price in effect immediately prior to the effectiveness of the Conversion Price reduction contemplated by this paragraph (d) by a fraction of which the numerator shall be the Current Market Price per share (determined as provided in paragraph (f) of this Section) of the Common Stock on the Distribution Record Date less the sum of the
aggregate   amount  of  cash  and  the  aggregate  Excess  Payments  so distributed,  paid or payable  within such 12 month period  (including,
without   limitation,   the  distribution  in  respect  of  which  such
adjustment is being made) applicable to one share of Common Stock (which shall be determined by dividing the sum of the aggregate amount of cash and the aggregate Excess Payments so distributed, paid or payable within such 12 months (including, without limitation, the distribution in respect of which such adjustment is being made) by the number of shares of Common Stock outstanding on the Distribution Record Date and the denominator shall be such Current Market Price per share (determined as provided in paragraph (f) of this Section) of the Common Stock on the Distribution Record Date, such reduction to become effective immediately prior to the opening of business on the day following the Distribution Record Date.

         (e)      In  case  a  tender   offer   or   other   negotiated
transaction made by the Company or any Subsidiary of the Company for all or any portion of the Common Stock shall be consummated, if an Excess Payment is made in respect of such tender offer or other
negotiated   transaction  and  the  aggregate  amount  of  such  Excess
Payment, together with the sum of (x) the aggregate amount of any distributions, by dividend or otherwise, to all holders of the Common Stock made in cash (including any distributions of cash out of current or retained earnings of the Company) within the 12 months preceding the date of payment of such current negotiated transaction consideration or expiration of such current tender offer, as the case may be (the "Purchase Date"), and as to which no adjustment in the Conversion Price pursuant to paragraph (c) or paragraph (d) of this Section or this paragraph (e) has been made plus (y) the aggregate amount of all Excess Payments in respect of any other tender offers or other negotiated transactions by the Company or any of its
Subsidiaries   for  Common  Stock   concluded   within  the  12  months
preceding the Purchase Date and in respect of which no adjustment in the Conversion Price pursuant to paragraph (c) or (d) of this Section or this paragraph (e) has been made, exceeds 12.5% of the product of
the  Current  Market  Price  per  share   (determined  as  provided  in
paragraph (f) of this Section) of the Common Stock on the Purchase Date multiplied by the number of shares of Common Stock outstanding on the Purchase Date (including any tendered shares but excluding any shares held in the treasury of the Company), the Conversion Price shall be reduced so that the same shall equal the price determined by multiplying such Conversion Price in effect immediately prior to the effectiveness of the Conversion Price reduction contemplated by this paragraph (e) by a fraction of which the numerator shall be the Current Market Price per share (determined as provided in paragraph
(f) of this Section) of the Common Stock on the Purchase Date less the sum of the aggregate amount of cash and the aggregate Excess
Payments so distributed, paid or payable within such 12 month period (including, without limitation, the Excess Payment in respect of which such adjustment is being made) applicable to one share of Common Stock (which shall be determined by dividing the sum of the
aggregate   amount  of  cash  and  the  aggregate  Excess  Payments  so
distributed,   paid  or  payable  within  such  12  months  (including,
without limitation, the Excess Payment in respect of which such adjustment is being made) by the number of shares of Common Stock outstanding on the Purchase Date and the denominator shall be such Current Market Price per share (determined as provided in paragraph
(f) of this Section) of the Common Stock on the Purchase Date, such reduction to become effective immediately prior to the opening of business on the day following the Purchase Date.

         (f) The "Current Market Price" per share of Common Stock on any date shall be deemed to be the average of the Daily Market Prices for the shorter of (i) 30 consecutive Trading Days ending on the last full Trading Day on the exchange or market referred to in determining such Daily Market Prices prior to the time of determination or (ii) the period commencing on the date next succeeding the first public announcement of the issuance of such rights or such warrants or such other distribution or such tender offer or other negotiated transaction through such last full Trading Day on the exchange or market referred to in determining such Daily Market Prices prior to the time of determination.

         (g) "Excess Payment" means the excess of (A) the aggregate of the cash and fair market value (as determined by the Board of Directors, whose determination shall be conclusive evidence of such fair market value and described in a Board Resolution delivered to the Trustee) of other consideration paid by the Company or any of its Subsidiaries with respect to the shares acquired in a tender offer or other negotiated transaction over (B) the Daily Market Price on the Trading Day immediately following the completion of the tender offer or other negotiated transaction multiplied by the number of acquired shares.

         (h) In any case in which this Section 5.06 shall require that an adjustment be made immediately following a record date for an event, the Company may elect to defer, until such event, issuing to the holder of any Security converted after such record date the shares of Common Stock and other Capital Stock of the Company issuable upon such conversion over and above the shares of Common Stock and other Capital Stock of the Company issuable upon such conversion on the basis of the Conversion Price prior to adjustment; and, in lieu of the shares the issuance of which is so deferred, the Company shall issue or cause its transfer agents to issue due bills or other appropriate evidence of the right to receive such shares.

         Section 5.07. No Adjustment. No adjustment in the Conversion Price shall be required until cumulative adjustments amount to 1% or more of the Conversion Price as last adjusted;
provided,  however,  that  any  adjustments  which  by  reason  of this
Section 5.07 are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Article V shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be. No adjustment need be made for rights to purchase Common Stock pursuant to a
Company plan for reinvestment of dividends or interest. No adjustment need be made for a change in the par value or no par value of the Common Stock.

         Section 5.08.  Other Adjustments.

         (a) In the event that, as a result of an adjustment made pursuant to Section 5.06 above, the holder of any Security thereafter surrendered for conversion shall become entitled to receive any shares of Capital Stock of the Company other than shares of its Common Stock, thereafter the Conversion Price of such other shares so receivable upon conversion of any Securities shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Common Stock contained in this Article V.

         (b) In the event that any shares of Common Stock issuable upon exercise of any of the rights, options or warrants referred to in Section 5.06(b) and Section 5.06(c) hereof are not delivered prior to the expiration of such rights, options, or warrants, the Conversion Price shall be readjusted to the Conversion Price which would otherwise have been in effect had the adjustment made upon the issuance of such rights, options or warrants been made on the basis of delivery of only the number of such rights, options and warrants which were actually exercised.

         Section 5.09. Adjustments for Tax Purposes. The Company may, at its option, make such reductions in the Conversion Price, in addition to those required by Section 5.06 above, as the Board of Directors deems advisable to avoid or diminish any income tax to holders of Common Stock resulting from any dividend or distribution of stock (or rights to acquire stock) or from any event treated as such for federal income tax purposes.

         Section 5.10. Adjustments by the Company. The Company from time to time may, to the extent permitted by law, reduce the Conversion Price by any amount for any period of at least 20 days, in which case the Company shall give at least 15 days' notice of such reduction in accordance with Section 5.11, if the Board of Directors has made a determination that such reduction would be in the best interests of the Company, which determination shall be conclusive.

         Section 5.11. Notice of Adjustment. Whenever the Conversion Price is adjusted, the Company shall promptly mail to Noteholders at the addresses appearing on the Registrar's books a notice of the adjustment and file with the Trustee an Officers' Certificate briefly stating the facts requiring the adjustment and the manner of computing it.

         Section 5.12. Notice of Certain Transactions. In the event that:

                  (a)  the  Company   takes  any  action   which  would
         require an adjustment in the Conversion Price;

                  (b) the Company takes any action that would require a supplemental indenture pursuant to Section 5.13; or

                  (c) there is a dissolution or liquidation of the Company;

the Company shall mail to Noteholders at the addresses appearing on the Registrar's books and the Trustee a notice stating the proposed record or effective date, as the case may be. The Company shall mail the notice at least 15 days before such date; however, failure to mail such notice or any defect therein shall not affect the validity of any transaction referred to in clause (a), (b), (c), (d) or (e) of this Section 5.12.

         Section 5.13. Effect of Reclassifications, Consolidations, Mergers, Continuances or Sales on Conversion Privilege. If any of the following shall occur, namely: (i) any reclassification or change of outstanding shares of Common Stock issuable upon conversion of Securities (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), (ii) any consolidation or merger to which the Company is a party other than a merger in which the Company is the continuing corporation and which does not result in any reclassification of, or change (other than a change in name, or par value, or from par value to no par value, or from no par value to par value or as a result of a subdivision or combination) in, outstanding shares of Common Stock, (iii) any continuance in a new jurisdiction which does not result in any reclassification of, or change (other than a change in name, or par value, or from par value to no par value, or from no par value to par value) in, outstanding shares of Common Stock, or (iv) any sale or conveyance of all or substantially all of the property of the Company (determined on a consolidated basis), then the Company, or such successor or purchasing corporation, as the case may be, shall, as a condition precedent to such reclassification, change, consolidation, merger, continuance, sale or conveyance, execute and deliver to the Trustee a supplemental indenture in form satisfactory to the Trustee providing that the holder of each Security then outstanding shall have the right to convert such Security into the kind and amount of shares of stock and other securities and property (including cash) receivable upon such reclassification, change, consolidation, merger, continuance, sale or conveyance by a holder of the number of shares of Common Stock deliverable upon conversion of such Security immediately prior to such reclassification, change, consolidation, merger, continuance, sale or conveyance. Such supplemental indenture shall provide for adjustments of the Conversion Price which shall be as nearly equivalent as may be practicable to the adjustments of the Conversion Price provided for in this Article V. The foregoing, however, shall not in any way affect the right a holder of a Security may otherwise have, pursuant to clause (ii) of the last sentence of subsection (c) of Section 5.06, to receive Rights upon conversion of a Security. If, in the case of any such consolidation, merger, continuance, sale or conveyance, the stock or other securities and property (including cash) receivable thereupon by a holder of Common Stock includes shares of stock or other securities and property of a corporation or other business entity other than the successor or purchasing corporation, as the case may be, in such consolidation, merger, continuance, sale or conveyance, then such supplemental indenture shall also be executed by such other corporation or other business entity and shall contain such additional provisions to protect the interests of the holders of the Securities as the Board of Directors of the Company shall reasonably consider necessary by reason of the foregoing. The provision of this Section 5.13 shall similarly apply to successive consolidations, mergers, continuances, sales or conveyances.

         In the event the Company shall execute a supplemental indenture pursuant to this Section 5.13, the Company shall promptly file with the Trustee (x) an Officers' Certificate briefly stating the reasons therefor, the kind or amount of shares of stock or securities or property (including cash) receivable by holders of the Securities upon the conversion of their Securities after any such reclassification, change, consolidation, merger, continuance, sale or conveyance and any adjustment to be made with respect thereto (y) and Opinion of Counsel stating that all conditions precedent relating to such transaction have been complied with, and shall promptly mail notice thereof to all holders.

         Section 5.14. Trustee's Disclaimer. The Trustee has no duty to determine when an adjustment under this Article V should be made, how it should be made or what such adjustment should be or whether a supplemental indenture is required by this Article V, but may accept as conclusive evidence of the correctness of any such adjustment, and shall be protected in relying upon the Officers'
Certificate with respect thereto which the Company is obligated to file with the Trustee pursuant to Section 5.11. The Trustee makes no representation as to the validity or value of any securities or assets issued upon conversion of Securities, and the Trustee shall not be responsible for the Company's failure to comply with any provisions of this Article V.

         The Trustee shall not be under any responsibility to determine the correctness of any provisions contained in any supplemental indenture executed pursuant to Section 5.13, but may accept as conclusive evidence of the correctness thereof, and shall be protected in relying upon, the Officers' Certificate with respect thereto which the Company is obligated to file with the Trustee pursuant to Section 5.13.

         Section 5.15. Cancellation of Converted Securities. All Securities delivered for conversion shall be delivered to the Trustee to be canceled by or at the direction of the Trustee, which shall dispose of the same as provided in Section 2.11.

         Section 5.16. Restriction on Common Stock Issuable Upon Conversion. (a) Shares of Common Stock to be issued upon conversion of Securities prior to the effectiveness of a Shelf Registration Statement shall be physically delivered in certificated form to the holders converting such Securities and the certificate representing such shares of Common Stock shall bear the Restricted Common Stock Legend unless removed in accordance with Section 5.16(c).

         (b)  If  (i)  shares  of  Common   Stock  to  be  issued  upon
conversion of a Security prior to the effectiveness of a Shelf Registration Statement are to be registered in a name other than that of the holder of such Security or (ii) shares of Common Stock represented by a certificate bearing the Restricted Common Stock Legend are transferred subsequently by such holder, then, unless the Shelf Registration Statement has become effective and such shares are being transferred pursuant to the Shelf Registration Statement, the holder must deliver to the transfer agent for the Common Stock a certificate in substantially the form of Exhibit E as to compliance with the restrictions on transfer applicable to such shares of Common Stock and neither the transfer agent nor the registrar for the Common Stock shall be required to register any transfer of such Common Stock not so accompanied by a properly completed certificate.

         (c) Except in connection with a Shelf Registration Statement, if certificates representing shares of Common Stock are issued upon the registration of transfer, exchange or replacement of any other certificate representing shares of Common Stock bearing the Restricted Common Stock Legend, or if a request is made to remove such Restricted Common Stock Legend from certificates representing shares of Common Stock, the certificates so issued shall bear the Restricted Common Stock Legend, or the Restricted Common Stock Legend shall not be removed, as the case may be, unless there is delivered to the Company such satisfactory evidence, which, in the case of a transfer made pursuant to Rule 144 under the Securities Act, may include an opinion of counsel licensed to practice law in the State of New York, as may be reasonably required by the Company, that neither the legend nor the restrictions on transfer set forth therein are required to ensure that transfers thereof comply with the provisions of Rule 144A, Rule 144 or Regulation S under the
Securities Act or that such shares of Common Stock are securities that are not "restricted" within the meaning of Rule 144 under the Securities Act. Upon provision to the Company of such reasonably satisfactory evidence, the Company shall cause the transfer agent for the Common Stock to countersign and deliver certificates representing shares of Common Stock that do not bear the legend.


                              ARTICLE VI

                             SUBORDINATION

         Section 6.01. Agreement to Subordinate. The Company, for itself and its successors, and each Noteholder, by his acceptance of Securities, agree that the payment of the principal of and premium, if any, interest, Liquidated Damages, if any, and any other amounts due on the Securities is subordinated in right of payment, to the extent and in the manner stated in this Article VI, to the prior payment in full of all existing and future Senior Debt. Anything herein to the contrary notwithstanding, the provisions of this
Article VI shall not be applicable with respect to any Liquidated Damages payable in respect of shares of Common Stock issued on conversion of Securities.
         Section 6.02. No Payment on Securities if Senior Debt in Default. Anything in this Indenture to the contrary notwithstanding, no payment on account of principal of or premium, if any, interest or Liquidated Damages, if any on or other amounts due on the Securities (including the making of a deposit pursuant to Section 3.05 or 3.08(f)), and no redemption, purchase, or other acquisition of the Securities, shall be made by or on behalf of the Company unless
(i) full payment of all amounts then due for principal of and interest on, and of all other amounts then due on, all Senior Debt has been made or duly provided for pursuant to the terms of the instruments governing such Senior Debt and (ii) at the time for, and immediately after giving effect to, such payment, redemption, purchase or other acquisition, there shall not exist under any Senior Debt, or any agreement pursuant to which any Senior Debt is issued, any default which shall not have been cured or waived and which default shall have resulted in the full amount of such Senior Debt being declared due and payable. In addition, if the Trustee shall receive written notice from the holders of Designated Senior Debt or their Representative (a "Payment Blockage Notice") that there has occurred and is continuing under such Designated Senior Debt, or any agreement pursuant to which such Designated Senior Debt is issued, any default, which default shall not have been cured or waived, giving the holders of such Designated Senior Debt the right to declare such Designated Senior Debt immediately due and payable, then, anything in this Indenture to the contrary notwithstanding, no payment on account of the principal of or premium, if any, interest or Liquidated Damages, if any, on or any other amounts due on the Securities (including, without limitation, the making of a deposit pursuant to Section 3.05 or 3.08(f)), and no redemption, purchase or other acquisition of the Securities, shall be made by or on behalf of the Company during the period (the "Payment Blockage Period") commencing on the date of receipt of the Payment Blockage Notice and ending (unless earlier terminated by notice given to the Trustee by the holders or the Representative of the holders of such Designated Senior Debt) on the earlier of (a) the date on which such default shall have been cured or waived or (b) 180 days from the receipt of the Payment Blockage Notice. Notwithstanding the provisions described in the immediately preceding sentence (but subject to the provisions contained in
Section 6.01 and the first sentence of this Section 6.02), unless the holders of such Designated Senior Debt or the Representative of such holders shall have accelerated the maturity of such Designated Senior Debt, the Company may resume payments on the Securities after the end of such Payment Blockage Period. Not more than one Payment Blockage Notice may be given in any consecutive 365-day period, irrespective of the number of defaults with respect to Senior Debt during such period.

         In the event  that,  notwithstanding  the  provisions  of this
Section 6.02, payments are made by or on behalf of the Company in contravention of the provisions of this Section 6.02, such payments shall be held by the Trustee, any Paying Agent or the holders, as applicable, in trust for the benefit of, and shall be paid over to and delivered to, the Representative of the holders of Senior Debt or the trustee under the indenture or other agreement (if any), pursuant to which any instruments evidencing any Senior Debt may have been issued for application to the payment of all Senior Debt ratably according to the aggregate amounts remaining unpaid to the extent necessary to pay all Senior Debt in full in accordance with the terms of such Senior Debt, after giving effect to any concurrent payment or distribution to or for the holders of Senior Debt.

         The Company shall give prompt written notice to the Trustee and any Paying Agent of any default or event of default under any Senior Debt or under any agreement pursuant to which any Senior Debt may have been issued.

         Section 6.03. Distribution on Acceleration of Securities; Dissolution and Reorganization; Subrogation of Securities.

         (a) If the Securities are declared due and payable because of the occurrence of an Event of Default, the Company shall give prompt written notice to the holders of all Senior Debt or to the trustee(s) for such Senior Debt of such acceleration. The Company may not pay the principal of, or premium, if any, interest or Liquidated Damages, if any, on, or any other amounts due on, the Securities until five Business Days after such holders or trustee(s) of Senior Debt receive such notice and, thereafter, the Company may pay the principal of, and premium, if any, interest and Liquidated
Damages, if any, on, and any other amounts due on, the Securities only if the provisions of this Article VI permit such payment.

         (b) Upon (i) any acceleration of the principal amount due on the Securities because of an Event of Default or (ii) any direct or indirect distribution of assets of the Company upon any dissolution, winding up, liquidation or reorganization of the Company (whether in bankruptcy, insolvency or receivership proceedings or upon an assignment for the benefit of creditors or any other dissolution, winding up, liquidation or reorganization of the Company):

                  (1) the holders of all Senior Debt shall first be entitled to receive payment in full of the principal thereof, the interest thereon and any other amounts due thereon before the holders are entitled to receive payment on account of the principal of , or premium, if any, interest or Liquidated Damages, if any, on, or any other amounts due on, the Securities (other than payments of Junior Securities);

                  (2) any  payment  or  distribution  of  assets of the
         Company of any kind or character, whether in cash, property or securities (other than Junior Securities), to which the holders or the Trustee would be entitled (other than in respect of amounts payable to the Trustee pursuant to
         Section 9.07) except for the provisions of this Article, shall be paid by the liquidating trustee or agent or other Person making such a payment or distribution, directly to the holders of Senior Debt (or their representative(s) or trustee(s) acting on their behalf), ratably according to the aggregate amounts remaining unpaid on account of the principal of and interest on and other amounts due on the Senior Debt held or represented by each, to the extent necessary to make payment in full of all Senior Debt remaining unpaid, after giving effect to any concurrent payment or distribution to the holders of such Senior Debt; and

                  (3) in the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities (other than Junior Securities), shall be received by the Trustee (other than in respect of amounts payable to the Trustee pursuant to Section 9.07) or the holders before all Senior Debt is paid in full, such payment or distribution shall be held in trust for the benefit of, and be paid over to upon request by a holder of Senior Debt, to the holders of the Senior Debt remaining unpaid or their representatives or trustee(s) acting on their behalf, ratably as aforesaid, for application to the payment of such Senior Debt until all such Senior Debt shall have been paid in full, after giving effect to any concurrent payment or distribution to the holders of such Senior Debt.

         Subject to the payment in full of all Senior Debt, the holders shall be subrogated to the rights of the holders of Senior Debt to receive payments and distributions of cash, property or securities of the Company applicable to the Senior Debt until the principal of, and premium, if any, interest and Liquidated Damages, if any on, and all other amounts payable in respect of the Securities shall be paid in full and, for purposes of such subrogation, no such payments or distributions to the holders of Senior Debt of cash, property or securities which otherwise would have been payable or distributable to holders shall, as between the Company, its creditors other than the holders of Senior Debt, and the holders, be deemed to be a payment by the Company to or on account of the Senior Debt, it being understood that the provisions of this Article are and are intended solely for the purpose of defining the relative rights of the holders, on the one hand, and the holders of Senior Debt, on the other hand.

         Nothing contained in this Article or elsewhere in this Indenture or in the Securities is intended to or shall (i) impair, as between the Company and its creditors other than the holders of
Senior Debt, the obligation of the Company, which is absolute and unconditional, to pay to the holders the principal of, premium, if any, on, and interest and Liquidated Damages, if any, on, the Securities as and when the same shall become due and payable in accordance with the terms of the Securities, (ii) affect the relative rights of the holders and creditors of the Company other than holders of Senior Debt or, as between the Company and the Trustee, the obligations of the Company to the Trustee, or (iii) prevent the Trustee or the holders from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article of the holders of Senior Debt in respect of cash, property and securities of the Company received upon the exercise of any such remedy.

         Upon  distribution  of assets of the  Company  referred  to in this Article, the Trustee, subject to the provisions of Section 9.01 hereof, and the holders shall be entitled to rely upon a certificate of the liquidating trustee or agent or other Person making any distribution to the Trustee or to the holders for the purpose of ascertaining the Persons entitled to participate in such distribution, the holders of the Senior Debt and other indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article. The Trustee, however, shall not be deemed to owe any fiduciary duty to the holders of Senior Debt. Nothing contained in this Article or elsewhere in this Indenture, or in any of the Securities, shall prevent the good faith application by the Trustee of any moneys which were deposited with it hereunder, prior to its receipt of written notice of facts which would prohibit such application, for the purpose of the payment of or on account of the principal of, premium, if any, on, interest or Liquidated Damages, if any, on, the Securities unless, prior to the date on which such application is made by the Trustee, the Trustee shall be charged with actual notice under Section 6.03(d) hereof of the facts which would prohibit the making of such application.

         (c) The provisions of this Article shall not be applicable to any cash, properties or securities received by the Trustee or by any holder when received as a holder of Senior Debt and nothing in
Section 9.11 hereof or elsewhere in this Indenture shall deprive the Trustee or such holder of any of its rights as such holder.

         (d) The Company shall give prompt written notice to the Trustee of any fact known to the Company which would prohibit the making of any payment of money to or by the Trustee in respect of the Securities pursuant to the provisions of this Article. The Trustee, subject to the provisions of Section 9.01 hereof, shall be entitled to assume that no such fact exists unless the Company or any holder of Senior Debt or any trustee therefor has given actual notice thereof to the Trustee. Notwithstanding the provisions of this Article or any other provisions of this Indenture, the Trustee shall not be charged with knowledge of the existence of any fact which would prohibit the making of any payment of moneys to or by the Trustee in respect of the Securities pursuant to the provisions in this Article, unless, and until three Business Days after, the Trustee shall have received written notice thereof from the Company or any holder or holders of Senior Debt or from any trustee or Representative therefor; and, prior to the receipt of any such written notice, the Trustee, subject to the provisions of Section
9.01 hereof, shall be entitled in all respects conclusively to assume that no such facts exist; provided that if on a date not less than three Business Days immediately preceding the date upon which, by the terms hereof, any such moneys may become payable for any purpose (including, without limitation, to pay the principal of, premium, if any, on, interest or Liquidated Damages, if any, on, any Security), the Trustee shall not have received with respect to such moneys the notice provided for in this Section 6.03(d), then anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such moneys and to apply the same to the purpose for which they were received, and shall not be affected by any notice to the contrary which may be received by it on or after such prior date.

         The Trustee shall be entitled to rely conclusively on the delivery to it of a written notice by a Person representing himself to be a holder of Senior Debt (or a trustee or Representative on behalf of such holder) to establish that such notice has been given by a holder of Senior Debt (or a trustee or Representative on behalf of any such holder or holders). In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of Senior Debt to participate in any payment or distribution pursuant to this Article, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of Senior Debt held by such Person, the extent to which such person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article, and, if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment; nor shall the Trustee be charged with knowledge or the curing or waiving of any default of the character specified in Section 6.02 hereof or that any event or any condition preventing any payment in respect of the Securities shall have ceased to exist, unless and until the Trustee shall have received written notice to such effect.

         (e) The provisions of this Section 6.03 applicable to the Trustee shall (unless the context requires otherwise) also apply to any Paying Agent for the Company.

         Section 6.04. Reliance by Senior Debt on Subordination Provisions. Each holder of any Security by his acceptance thereof acknowledges and agrees that the foregoing subordination provisions are, and are intended to be, an inducement and a consideration for each holder of any Senior Debt, whether such Senior Debt was created or acquired before or after the issuance of the Securities, to acquire and continue to hold, or to continue to hold, such Senior Debt, and such holder of Senior Debt shall be deemed conclusively to have relied on such subordination provisions in acquiring and continuing to hold, or in continuing to hold, such Senior Debt. Notice of any default in the payment of any Senior Debt, except as expressly stated in this Article, and notice of acceptance of the provisions hereof are, to the extent permitted by law, hereby expressly waived. Except as otherwise expressly provided herein, no waiver, forbearance or release by any holder of Senior Debt under such Senior Debt or under this Article shall constitute a release of any of the obligations or liabilities of the Trustee or holders of the Securities provided in this Article.

         Section 6.05. No Waiver of Subordination Provisions. Except as otherwise expressly provided herein, no right of any present or future holder of any Senior Debt to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

         Without in any way limiting the generality of the foregoing paragraph, the holders of Senior Debt may, at any time and from time to time, without the consent of, or notice to, the Trustee or the holders of the Securities, without incurring responsibility to the holders of the Securities and without impairing or releasing the subordination provided in this Article VI or the obligations hereunder of the holders of the Securities to the holders of Senior Debt, do any one or more of the following: (i) change the manner, place or terms of payment of, or renew or alter, Senior Debt, or otherwise amend or supplement in any manner Senior Debt or any instrument evidencing the same or any agreement under which Senior Debt is outstanding; (ii) sell, exchange, release or otherwise dispose of any property pledged, mortgaged or otherwise securing Senior Debt; (iii) release any person liable in any manner for the collection of Senior Debt; and (iv) exercise or refrain from exercising any rights against the Company or any other Person.

         Section  6.06.   Trustee's   Relation  to  Senior  Debt.   The
Trustee in its individual capacity shall be entitled to all the rights set forth in this Article in respect of any Senior Debt at any time held by it, to the same extent as any holder of Senior Debt, and nothing in Section 9.11 hereof or elsewhere in this Indenture shall deprive the Trustee of any of its rights as such holder.

         With respect to the holders of Senior Debt, the Trustee undertakes to perform or to observe only such of its covenants and obligations, as are specifically set forth in this Article, and no implied covenants or obligations with respect to the holders of Senior Debt shall be read into this Indenture against the Trustee. The Trustee shall not owe any fiduciary duty to the holders of Senior Debt but shall have only such obligations to such holders as are expressly set forth in this Article.

         Each holder of a Security by his acceptance thereof authorizes and directs the Trustee on his behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this Article and appoints the Trustee his attorney-in-fact for any and all such purposes, including, in the event of any dissolution, winding up or liquidation or reorganization under any applicable bankruptcy law of the Company (whether in bankruptcy, insolvency or receivership proceedings or otherwise), the timely filing of a claim for the unpaid balance of such holder's Securities in the form required in such proceedings and the causing of such claim to be approved. If the Trustee does not file a claim or proof of debt in the form required in such proceedings prior to 30 days before the expiration of the time to file such claims or proofs, then any holder or holders of Senior Debt or their Representative or Representatives shall have the right to demand, sue for, collect, receive and receipt for the payments and distributions in respect of the Securities which are required to be paid or delivered to the holders of Senior Debt as provided in this Article and to file and prove all claims therefor and to take all such other action in the name of the holders or otherwise, as such holders of Senior Debt or Representative thereof may determine to be necessary or appropriate for the enforcement of the provisions of this Article.

         Section 6.07. Other Provisions Subject Hereto. Except as expressly stated in this Article, notwithstanding anything contained in this Indenture to the contrary, all the provisions of this Indenture and the Securities are subject to the provisions of this
Article VI. However, nothing in this Article shall apply to or adversely affect the claims of, or payment to, the Trustee pursuant to Section 9.07 or the right of any holder of Common Stock issued upon conversion of Securities to receive Liquidated Damages, if any, in respect of such shares of Common Stock. Notwithstanding the foregoing, the failure to make a payment on account of principal of, premium, if any, on, or interest or Liquidated Damages, if any, on, the Securities by reason of any provision of this Article VI shall not be construed as preventing the occurrence of an Event of Default under Section 8.01.


                              ARTICLE VII

                              SUCCESSORS

         Section 7.01. Merger, Consolidation or Sale of Assets. The Company will not consolidate or merge with or into any person (whether or not the Company is the surviving corporation), continue in a new jurisdiction or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its properties or assets unless:

                  (a) the Company is the surviving corporation (in the case of a merger) or the Person formed by or surviving any such consolidation or merger (if other than the Company) or the Person which acquires by sale, assignment, transfer, lease, conveyance or other disposition the properties and assets of the Company is a corporation organized and existing under the laws of the United States, any state thereof or the District of Columbia; provided that in the event of the continuation of the Company in the new jurisdiction, the Company must remain a corporation organized and existing under the laws of the United States, any state thereof or the District of Columbia;

                  (b) the corporation formed by or surviving any such consolidation or merger (if other than the Company) or the corporation to which such sale, assignment, transfer, lease, conveyance or other disposition will have been made assumes all the obligations of the Company, pursuant to a supplemental indenture in a form reasonably satisfactory to the Trustee, under the Securities, the Registration Agreement and the Indenture;

                  (c)   such   sale,   assignment,   transfer,   lease,
         conveyance or other disposition of all or substantially all of the Company's properties or assets shall be as an entirety or virtually as an entirety to one corporation and such corporation shall have assumed all the obligations of the Company, pursuant to a supplemental indenture in form reasonably satisfactory to the Trustee, under the Securities, the Registration Agreement and the Indenture;

                  (d) immediately after such transaction no Default or Event of Default exists; and

                  (e) the Company or such corporation shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such transaction and the supplemental indenture, if required, comply with the Indenture and that all conditions precedent in the Indenture relating to such transaction have been satisfied.

         Section 7.02. Successor Corporation Substituted. Upon any consolidation or merger or any sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of the assets of the Company in accordance with Section 7.01 hereof, the successor corporation (if other than the Company) formed by such consolidation or into or with which the Company is merged or the corporation to which such sale, assignment, transfer, lease, conveyance or other disposition is made shall succeed to, and be substituted  for and  may  exercise  every  right  and  power  of,  the
Company under this Indenture with the same effect as if such successor Person has been named as the Company herein; provided,
however,   that  the  predecessor  Company  in  the  case  of  a  sale, assignment, transfer, lease, conveyance or other disposition shall not be released from the obligation to pay the principal of, premium, if any, on and interest and Liquidated Damages, if any, on the Securities.


                             ARTICLE VIII

                         DEFAULTS AND REMEDIES

         Section 8.01. Events of Default. An "Event of Default" occurs if:

                  (a) the Company defaults in the payment of any interest or Liquidated Damages on any Security when the same becomes due and payable and the default continues for a period of 30 days; or

                  (b) the Company defaults in the payment of any principal of or premium, if any, on any Security when the same becomes due and payable, whether at maturity, upon redemption or otherwise (including, without limitation, failure by the Company to purchase Securities tendered for purchase pursuant to a Designated Event Offer as and when required pursuant to Section 3.08 or Section 4.07 hereof); or

                  (c) the Company fails to observe or perform any covenant or agreement contained in Section 3.08 or Section
         4.07 hereof; or

                  (d) the Company fails to observe or perform any other covenant or agreement contained in this Indenture or the Securities required by it to be performed and the failure continues for a period of 60 days after the receipt of written notice by the Company from the Trustee or by the Company and the Trustee from the holders of at least 25% in aggregate principal amount of the then outstanding
         Securities   stating   that  such   notice  is  a  "Notice  of
         Default"; or

                  (e) a default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any Indebtedness for money borrowed by the Company or any Material Subsidiary of the Company (or the payment of which is Guaranteed by the Company or any of its Material Subsidiaries), whether such Indebtedness or Guarantee exists on the date of this Indenture or is created thereafter, which default (i) is caused by a failure to pay when due any principal of or interest on such Indebtedness within the grace period provided for in such Indebtedness (which failure continues beyond any applicable grace period) (a "Payment Default") or
         (ii) results in the  acceleration of such  Indebtedness  prior to its express maturity (without such acceleration being rescinded or annulled) and, in each case, the principal amount of such Indebtedness, together with the principal amount of any other such Indebtedness under which there is a Payment Default or the maturity of which has been so accelerated, aggregates $15,000,000 or more and which Payment Default is not cured or which acceleration is not annulled within 30 days after written receipt by the Company from the Trustee or by the Company and the Trustee from any holder of Securities stating that such notice is a "Notice of Default"; or

                  (f) a final, non-appealable judgment or final non-appealable judgments (other than any judgment as to which a reputable insurance company has accepted full liability) for the payment of money are entered by a court or courts of competent jurisdiction against the Company or any Material Subsidiaries of the Company and remain unstayed, unbonded or undischarged for a period (during which execution shall not be effectively stayed) of 60 days, provided that the aggregate of all such judgments exceeds $15,000,000; or

                  (g) the Company or any Material Subsidiary pursuant to or within the meaning of any Bankruptcy Law:

                           (A)  commences   a    voluntary    case   or
                  proceeding; or

                           (B)  consents  to the  entry of an order for
                  relief   against   the   Company   or  any   Material
                  Subsidiary in an involuntary case or proceeding; or

                           (C)  consents  to  the   appointment   of  a
                  Custodian of the Company or any Material Subsidiary or for all or any substantial part of its property; or

                           (D)  makes  a  general  assignment  for  the
                  benefit of its creditors; or

                           (E)  take  corporate  or  similar  action in
                  respect of any of the foregoing; or

                  (h)           a  court  of   competent   jurisdiction
         enters an order or decree under any Bankruptcy Law that:

                           (A)  is for relief  against  the  Company or
                  any Material Subsidiary in an involuntary case or proceeding; or

                           (B)  appoints  a  Custodian  of the  Company
                  or any Material Subsidiary or for all or any substantial part of the property of the Company or any Material Subsidiary; or

                           (C)  orders the  liquidation  of the Company
                  or any Material Subsidiary;

         and in each case referred to in this paragraph (h) the order or decree remains unstayed and in effect for 60 days.

         The term "Bankruptcy Law" means Title 11, U.S. Code or any similar federal, state or foreign bankruptcy, insolvency or similar law. The term "Custodian" means any custodian, receiver, trustee, assignee, sequestor, liquidator or similar official under any Bankruptcy Law.

         Section 8.02. Acceleration. If an Event of Default (other than an Event of Default specified in clauses (g) and (h) of
Section 8.01 hereof) occurs and is continuing, the Trustee by notice to the Company, or the Noteholders of at least 25% in principal amount of the then outstanding Securities by notice to the Company and the Trustee, may declare all the Securities to be due and payable. Upon such declaration, the principal of, premium, if any, on and accrued and unpaid interest and Liquidated Damages, if applicable, on the Securities shall be due and payable immediately. If an Event of Default specified in clause (g) or (h) of Section 8.01 hereof occurs, the principal of, premium, if any, on and accrued and unpaid interest and Liquidated Damages, if any, on the Securities shall ipso facto become and be immediately due and payable without any declaration or other act on the part of the Trustee or any Noteholder. The Noteholders of a majority in aggregate principal amount of the then outstanding Securities by notice to the Trustee may rescind an acceleration and its consequences if the rescission would not conflict with any judgment or decree, if all amounts payable to the Trustee pursuant to Section 9.07 hereof have been paid and if all existing Events of Default have been cured or waived as provided for herein except nonpayment of principal, premium, if any, interest or Liquidated Damages, if any, that has become due solely because of the acceleration.

         Section 8.03. Other Remedies. If an Event of Default occurs and is continuing, the Trustee may pursue any available remedy to collect the payment of principal of, premium, if any, on or interest and Liquidated Damages, if any, on, the Securities or to enforce the performance of any provision of the Securities or this Indenture.

         The Trustee may maintain a proceeding even if it does not possess any of the Securities or does not produce any of them in the proceeding. A delay or omission by the Trustee or any Noteholder in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of or acquiescence in the Event of Default. All remedies are cumulative to the extent permitted by law.

         Section   8.04.   Waiver   of  Past   Defaults.   Subject   to
Section 8.07 hereof, the Noteholders of a majority in aggregate principal amount of the then outstanding Securities by notice to the Trustee may waive an existing Default or Event of Default and its consequences except a continuing Default or Event of Default in the payment of the Designated Event Payment or the principal of, premium, if any, on, or interest or Liquidated Damages, if any, on, any Security or in respect of a covenant in or other provision of this Indenture or the Securities which cannot be amended or waived without the consent of each Noteholder affected. When a Default or Event of Default is waived, it is cured and ceases; but no such waiver shall extend to any subsequent or other Default or Event of Default or impair any right consequent thereon.

         Section 8.05. Control by Majority. The Noteholders of a majority in principal amount of the then outstanding Securities may direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred on it. However, the Trustee may refuse to follow any direction that conflicts with law or this Indenture, that may be unduly prejudicial to the rights of other Noteholders, or that may involve the Trustee in personal liability; provided that the Trustee may take any other action deemed by the Trustee that is not inconsistent with such direction. Prior to taking any action hereunder, the Trustee shall be entitled to indemnification satisfactory to it in its sole discretion against all losses and expenses caused by taking or not taking such action.

         Section 8.06. Limitation on Suits. A Noteholder may pursue a remedy with respect to this Indenture or the Securities only if:

                  (a)      the  Noteholder   gives  to  the  Trustee  a
         written notice of a continuing Event of Default;

                  (b)      the   Noteholders   of  at   least   25%  in
         principal amount of the then outstanding Securities make a written request to the Trustee to pursue the remedy;

                  (c) such Noteholder or Noteholders offer and, if requested, provide to the Trustee indemnity satisfactory to the Trustee against any loss, liability or expense;

                  (d)      the   Trustee   does  not  comply  with  the
         request within 60 days after receipt of the request and the offer of indemnity; and

                  (e) during such 60-day period the Noteholders of a majority in principal amount of the then outstanding Securities do not give the Trustee a direction inconsistent with the request.

         A Noteholder may not use this Indenture to prejudice the rights of another Noteholder or to obtain a preference or priority over another Noteholder.

         Section 8.07. Rights of Noteholders to Receive Payment. Notwithstanding any other provision of this Indenture, the right of any Noteholder of a Security to receive payment of principal of, premium, if any on, and interest and Liquidated Damages, if any, on the Security, on or after the respective due dates expressed in the Security and this Indenture, or to bring suit for the enforcement of any such payment on or after such respective dates, shall not be impaired or affected without the consent of the Noteholder made pursuant to this Section.

         Section 8.08. Collection Suit by Trustee. If an Event of Default specified in Section 8.01(a) or (b) occurs and is continuing, the Trustee may recover judgment in its own name and as trustee of an express trust against the Company for the whole amount of principal, premium, if any, interest and Liquidated Damages, if any, remaining unpaid on the Securities and, to the extent permitted by law, interest on overdue principal, premium, if any, interest and Liquidated Damages, if any and such further amount as shall be sufficient to cover the costs and, to the extent lawful, expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due under Section 9.07 hereof.

         Section 8.09. Trustee May File Proofs of Claim. The Trustee shall be entitled and empowered, without regard to whether the Trustee or any holder shall have made any demand or performed any other act pursuant to the provisions of this Article and without regard to whether the principal of the Securities shall then be due and payable as therein expressed or by declaration or otherwise, by intervention in any proceedings relative to the Company or any other obligor upon the Securities, or to the creditors or property or assets of the Company or any such other obligor or otherwise, to take any and all actions authorized under the TIA in order to have claims of the holders and the Trustee allowed in any such proceeding. In particular, the Trustee shall be entitled and empowered in such instances:

                  (a) to file and prove a claim or claims for the whole amount of principal and premium, if any, interest, Liquidated Damages, if any, and any other amounts owing and unpaid in respect of the Securities, and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including all amounts owing to the Trustee and each predecessor Trustee pursuant to Section 9.07 hereof) and of the holders allowed in any judicial proceedings relating to the Company or other obligor upon the Securities property of the Company or any such other obligor,

                  (b) unless prohibited by applicable law and regulations, to vote on behalf of the holders of the Securities in any election of a trustee or a standby trustee in arrangement, reorganization, liquidation or other bankruptcy or insolvency proceedings or Person performing similar functions in comparable proceedings, and

                  (c) to collect and receive any moneys or other property or assets payable or deliverable on any such claims, and to distribute all amounts received with respect to the claims of the holders and of the Trustee on their behalf; and any trustee, receiver, or liquidator, custodian or other similar official is hereby authorized by each of the holders to make payments to the Trustee, and, in the event that the Trustee shall consent to the making of payments directly to the holders, to pay to the Trustee such amounts as shall be sufficient to cover all amounts owing to the Trustee and each predecessor Trustee pursuant to
         Section 9.07 hereof.

         Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or vote for or accept or adopt on behalf of any holder any plan of reorganization, arrangement, adjustment or composition affecting the Securities or the rights of any holder thereof, or to authorize the Trustee to vote in respect of the claim of any holder of any such proceeding except, as aforesaid, to vote for the election of a trustee in bankruptcy or similar person.

         In any proceedings brought by the Trustee (and also any proceedings involving the interpretation of any provision of this Indenture to which the Trustee shall be a party), the Trustee shall be held to represent all the holders of the Securities, and it shall not be necessary to make any holders of the Securities parties to any such proceedings.

         Section  8.10.   Priorities.   If  the  Trustee  collects  any
money pursuant to this Article, it shall pay out the money in the following order:

                  First:   to  the   Trustee   for  amounts  due  under
         Section 9.07 hereof, including payment of all compensation, expense and liabilities incurred, and all advances made, by the Trustee and the costs and expenses of collection;

                  Second:   to  the  holders  of  Senior  Debt  to  the
         extent required by Article VI;

                  Third: to the Noteholders, for amounts due and unpaid on the Securities for principal, premium, if any, interest and Liquidated Damages, if any, ratably, without preference or priority of any kind, according to the amounts due and payable on the Securities for principal, premium, if any, interest and Liquidated Damages, if any; and

                  Fourth: to the Company or to such other party as a court of competent jurisdiction shall direct.

         Except as otherwise provided in Section 2.12 hereof, the Trustee may fix a record date and payment date for any payment to Noteholders made pursuant to this Section 8.10. At least 15 days before such record date, the Company shall mail to each holder and the Trustee a notice that states the record date, the payment date and amount to be paid. The Trustee may mail such notice in the name and at the expense of the Company.

         Section 8.11. Undertaking for Costs. In any suit for the enforcement of any right or remedy under this Indenture or in any suit against the Trustee for any action taken or omitted by it as a Trustee, a court in its discretion may require the filing by any party litigant in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess reasonable costs, including reasonable attorneys' fees and expenses, against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant. This Section does not apply to a suit by the Trustee, a suit by a holder pursuant to Section 8.07 hereof, or a suit by Noteholders of more than 10% in principal amount of the then outstanding Securities.

         Section 8.12. Restoration of Rights and Remedies. If the Trustee or any holder of Securities has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such holder, then and in every such case the Company, the Trustee and the holders shall, subject to any determination in such proceeding, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee and the holders shall continue as though no such proceeding has been instituted.

         Section 8.13. Rights and Remedies Cumulative. Except as otherwise provided in Section 2.07 hereof, no right or remedy conferred herein, upon or reserved to the Trustee or to the holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent (to the extent permitted by law) the concurrent assertion or employment of any other appropriate right or remedy.

         Section  8.14.  Delay  or  Omission  Not  Waiver.  No delay or omission of the Trustee or of any holder of any Security to exercise any right or remedy accruing upon any Event of Default shall (to the extent permitted by law) impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every right and remedy given by this Article VIII or by law to the Trustee or to the holders may (to the extent permitted by law) be exercised from time to time and as often as may be deemed expedient, by the Trustee or by the holders, as the case may be.


                              ARTICLE IX

                                TRUSTEE

         Section 9.01.  Duties of Trustee.

         (a)      If  an  Event  of  Default   has   occurred   and  is
continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent Person would exercise or use under the circumstances in the conduct of such Person's own affairs.

         (b)      Except  during  the   continuance   of  an  Event  of
Default: (i) the Trustee need perform only those duties that are specifically set forth in this Indenture and no others; and (ii) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and, if required by the terms hereof, conforming to the requirements of this Indenture. However, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the applicable requirements, if any, of this Indenture. During the continuance of an Event of Default, the Trustee may consult with its legal counsel and rely upon advice from such counsel with respect to legal matters.

         (c) The Trustee may not be relieved from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that: (i) this paragraph does not limit the effect of paragraph (b) of this Section 9.01; (ii) the Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer, unless it is proved that the Trustee was negligent in ascertaining the pertinent facts and (iii) the Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 8.05 hereof.

         (d) Every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (a), (b) and (c) of this Section 9.01.

         (e) No provision of this Indenture shall require the Trustee to expend or risk its own funds or incur any liability. The Trustee shall be under no obligation to exercise any of its rights and powers under this Indenture at the request of any holders, unless such holder shall have offered to the Trustee security and indemnity satisfactory to it against any loss, liability or expense.

         (f) The Trustee shall not be liable for interest on any money received by it except as the Trustee may agree in writing with the Company. Money held in trust by the Trustee need not be segregated from other funds except to the extent required by law.

         Section 9.02.  Rights of Trustee.

         (a) Subject to the provisions of Section 9.01(a) hereof, the Trustee may rely on any document believed by it to be genuine and to have been signed or presented by the proper person. The Trustee need not investigate any fact or matter stated in the document.

         (b) Before the Trustee acts or refrains from acting, it may require an Officers' Certificate or an Opinion of Counsel, or both. The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on such Officers' Certificate or Opinion of Counsel. The Trustee may consult with counsel of its choice and the advice of such counsel or any Opinion of Counsel with respect to legal matters relating to this Indenture and the
Securities shall be full and complete authorization and protection from liability in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with the advice or opinion of such counsel.

         (c) The Trustee may act through agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

         (d) The Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within its rights or powers; provided, however, that the Trustee's conduct does not constitute willful misconduct or negligence.

         (e) The Trustee shall not be charged with knowledge of any Event of Default under subsection (c), (d), (e), (f), (g) or (h) of Section 8.01 unless either (1) a Trust Officer assigned to its corporate trust department shall have actual knowledge thereof, or
(2) the Trustee shall have received  notice thereof in accordance  with
Section 12.02 hereof from the Company or any holder; provided that the Trustee shall comply with the "automatic stay" provisions contained in U.S. Bankruptcy Law, if applicable.

         (f) Prior to the occurrence of an Event of Default hereunder and after the curing and waiving of all Events of Default, the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debentures, note, other evidence of indebtedness or other paper or document unless requested in writing to do so by the holders of not less than a majority in aggregate principal amount of the Securities then outstanding; provided that if the payment within a reasonable time to the Trustee of the costs, expenses or liabilities likely to be incurred by it in the making of such investigation is, in the opinion of the Trustee, not reasonably assured to the Trustee by the security afforded to it by the terms of this Indenture, the Trustee may require reasonable indemnity against expenses or liabilities as a condition to proceeding; the reasonable expenses of every such examination shall be paid by the Company or, if advanced by the Trustee, shall be repaid by the Company upon demand. The Trustee shall not be bound to ascertain or inquire as to the performance or observance of any covenants, conditions, or agreements on the part of the Company, except as otherwise set forth herein, but the Trustee may, in its discretion, make such further inquiry or investigation into such facts or matters as it may see fit and if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company personally or by agent or attorney at the sole cost of the Company.

         (g) The Trustee shall not be required to give any bond or surety in respect of the performance of its powers and duties hereunder.

         (h) The rights, privileges, protections, immunities and benefits given to the Trustee, including, without limitation, its right to be indemnified, are extended to, and shall be enforceable by, the Trustee in each of its capacities hereunder and to each Agent employed to act hereunder.

         Section 9.03. Individual Rights of Trustee. The Trustee in its individual or any other capacity may become the owner or pledgee of Securities and may otherwise deal with the Company or an Affiliate with the same rights it would have if it were not Trustee. Any Agent may do the same with like rights. However, in the event that the Trustee acquires any conflicting interest (as defined in the TIA) it must eliminate such conflict within 90 days, apply to the Commission for permission to continue as Trustee or resign. Any Agent may do the same with like rights and duties. The Trustee is also subject to Sections 9.10 and 9.11 hereof.

         Section 9.04. Trustee's Disclaimer. The Trustee makes no representation as to the validity or adequacy of this Indenture or the Securities, it shall not be accountable for the Company's use of the proceeds from the Securities, and it shall not be responsible for any statement of the Company in this Indenture or any statement in the Securities (other than its certificate of authentication) or for compliance by the Company with the Registration Agreement.

         Section 9.05. Notice of Defaults. If a Default or Event of Default occurs and is continuing and if it is known to the Trustee, the Trustee shall mail to Noteholders a notice of the Default or Event of Default within 90 days after it occurs. Except in the case of a Default or Event of Default relating to the failure to pay any principal of or premium, if any, interest or Liquidated Damages, if any, on any Security, the Trustee may withhold the notice if and so long as a committee of its Trust Officers in good faith determines that withholding the notice is in the interests of Noteholders.

         Section 9.06. Reports by Trustee to Noteholders. Within 60 days after the reporting date stated in Section 12.10, the Trustee shall mail to Noteholders a brief report dated as of such reporting date that complies with TIA S 313(a) if and to the extent required by such S 313(a). The Trustee also shall comply with TIA S 313(b)(2). The Trustee shall also transmit by mail all reports as required by TIA S 313(c).

         A copy of each report at the time of its mailing to Noteholders shall be filed with the SEC and each stock exchange on which the Securities are listed. The Company shall notify the Trustee when the Securities are listed on any stock exchange and of any delisting thereof.

         Section  9.07.   Compensation   and  Indemnity.   The  Company
shall pay to the Trustee from time to time such compensation for its services hereunder as shall be agreed upon from time to time in writing by the Company and the Trustee. The Trustee's compensation shall not be limited by any law on compensation of a trustee of an express trust. The Company shall reimburse the Trustee upon request for all  reasonable  disbursements,  expenses and advances  incurred or made by it in connection with the performance of its duties hereunder. Such disbursements and expenses may include the reasonable disbursements, compensation and expenses of the Trustee's agents and counsel.

         The  Company  shall  indemnify  each of the  Trustee  and each predecessor Trustee against any and all loss, damage, claim, liability or expense incurred by it in connection with the performance of its duties hereunder except as set forth in the next paragraph. The Trustee shall notify the Company promptly of any claim for which it may seek indemnity. Failure by the Trustee to notify the Company shall not release the Company of its obligations hereunder. The Company shall defend the claim and the Trustee shall cooperate in the defense. If in the reasonable opinion of the Trustee, a conflict of interest exists between the Trustee and the Company with respect to such claim, the Trustee may have separate counsel and the Company shall pay the reasonable fees, disbursements and expenses of such counsel. The Company need not pay for any settlement made without its consent, which consent shall not be unreasonably withheld.

         The Company need not reimburse any expense or indemnify against any loss or liability incurred by the Trustee through the Trustee's negligence or bad faith.

         The obligations of the Company under this Section 9.07 shall survive the resignation or removal of the Trustee and the satisfaction and discharge of the Indenture.
         To secure the Company's payment obligations in this Section, the Trustee shall have a lien on all money or property held or collected by the Trustee, except money or property held in trust to pay principal of, or premium, if any, interest or Liquidated Damages, if any, on, particular Securities. Such lien shall survive the satisfaction or discharge of the indenture.

         When the Trustee incurs expenses or renders services after an Event of Default specified in Section 8.01(g) or (h) occurs, the expenses and the compensation for the services are intended to constitute expenses of administration under any Bankruptcy Law.

         Section 9.08. Replacement of Trustee. A resignation or removal of the Trustee and appointment of a successor Trustee shall become effective only upon the successor Trustee's acceptance of appointment as provided in this Section.

         The  Trustee  may  resign  in  writing  at  any  time  and  be discharged from the trust hereby created by so notifying the Company. The Noteholders of a majority in principal amount of the then outstanding Securities may remove the Trustee by so notifying the Trustee and the Company in writing. The Company may remove the Trustee if:

                  (a)      the  Trustee  fails to comply  with  Section
         9.10 hereof, unless the Trustee's duty to resign is stayed as provided in TIA S 310(b);

                  (b) the Trustee is adjudged a bankrupt or an insolvent or an order for relief is entered with respect to the Trustee under any Bankruptcy Law;

                  (c) a Custodian or public officer takes charge of the Trustee or its property; or

                  (d)      the Trustee becomes incapable of acting.

         If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason, the Company shall promptly appoint a successor Trustee. Within one year after the successor Trustee takes office, the Noteholders of a majority in principal amount of the then outstanding Securities may appoint a successor Trustee to replace the successor Trustee appointed by the Company.

         If a successor Trustee does not take office within 60 days after the retiring Trustee resigns or is removed, the retiring Trustee, the Company or the Noteholders of at least 10% in principal amount of the then outstanding Securities may petition, at the expense of the Company, any court of competent jurisdiction for the appointment of a successor Trustee.

         If the Trustee fails to comply with Section 9.10 hereof, unless the Trustee's duty to resign is stayed as provided in TIA S 310(b), any Noteholder who has been a bona fide holder of a Security for at least six months may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

         A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Company. Thereupon the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. The successor Trustee shall mail a notice of its succession to Noteholders. The retiring Trustee shall promptly transfer all property held by it as Trustee to the successor Trustee, subject to the lien provided for in Section 9.07 hereof. Notwithstanding the resignation or replacement of the Trustee pursuant to this Section 9.08, the Company's obligations under Section 9.07 hereof shall continue for the benefit of the retiring trustee with respect to expenses and liabilities incurred by it prior to such resignation or replacement.

         Section 9.09. Successor Trustee by Merger, Etc. If the Trustee consolidates, merges or converts into, or transfers all or substantially all of its corporate trust business to, another corporation, the successor corporation without any further act shall be the successor Trustee.

         In case at the time such  successor or  successors  by merger, conversion or consolidation to the Trustee shall succeed to the trusts created by this Indenture any of the Securities shall have been authenticated but not delivered, any such successor to the Trustee may adopt the certificate of authentication of any predecessor trustee, and deliver such Securities so authenticated; and in case at that time any of the Securities shall not have been authenticated, any successor to the Trustee may authenticate such Securities either in the name of any predecessor hereunder or in the name of the successor to the Trustee; and in all such cases such certificates shall have the full force which it is anywhere in the Securities or in this Indenture provided that the certificate of the Trustee shall have.

         Section 9.10. Eligibility; Disqualification. This Indenture shall always have a Trustee who satisfies the requirements of TIA S 310(a)(1), (2) and (5). The Trustee shall always have a combined capital and surplus as stated in Section 12.10 hereof. The Trustee is subject to TIA S 310(b); provided, however, that there shall be excluded from the operation of TIA S 310(b)(1) any indenture or indentures under which other securities or certificates of interest or participation in other securities of the Company are outstanding if the requirements for such exclusion set forth in TIA S 310(b)(1) are met.

         Section 9.11. Preferential Collection of Claims Against Company. The Trustee is subject to TIA S 311(a), excluding any creditor relationship listed in TIA S 311(b). A Trustee who has resigned or been removed shall be subject to TIA S 311(a) to the extent indicated therein.


                               ARTICLE X

                        DISCHARGE OF INDENTURE

         Section 10.01. Termination of the Company's Obligations. This Indenture shall cease to be of further effect (except as to any surviving rights of conversion, registration of transfer or exchange of Securities herein expressly provided for and except as further provided below), and the Trustee, on demand of and at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when

         (a)      either

                      (i) all Securities theretofore authenticated and delivered (other than (i) Securities which have been destroyed, lost or stolen and which have been replaced or paid as provided in Section 2.07 and (ii) Securities for whose payment money has theretofore been deposited in trust and thereafter repaid to the Company as provided in
         Section 10.02)   have  been   delivered  to  the  Trustee  for
         cancellation; or

                      (ii) all   such    Securities   not   theretofore
         delivered to the Trustee for cancellation

                           (A)      have become due and payable, or

                           (B)      will  become due and payable at the
                  final maturity date within one year, or

                           (C)      are  to be  called  for  redemption
                  within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense, of the Company,

         and the Company, in the case of clause (A), (B) or (C) above, has irrevocably deposited or caused to be irrevocably deposited with the Trustee as trust funds in trust for the purpose cash in an amount sufficient to pay and discharge the entire indebtedness on such Securities not theretofore delivered to the Trustee for cancellation, for principal, premium, if any, interest and Liquidated Damages, if any, to the date of such deposit (in the case of Securities which have become due and payable) or to the final maturity date or redemption date, as the case may be, in all other cases;

         (b) the Company has paid or caused to be paid all other sums payable hereunder by the Company; and

         (c) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with.

         Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Company to the Trustee under
Section  9.07,  the  obligations  of  the  Company  to  pay  Liquidated
Damages under this Indenture, the Securities and the Registration Agreement and, if money shall have been deposited with the Trustee pursuant to subclause (ii) of clause (a) of this Section, the provisions of Sections 2.03, 2.04, 2.05, 2.06, 2.07, 2.10, 2.11
(second  paragraph  only),  2.13,  2.15,  3.08, 4.02 (second  paragraph only), 4.04, 4.07 and 4.08, Article V and this Article X, shall survive; and, notwithstanding the satisfaction and discharge of this Indenture, the Company agrees to reimburse the Trustee for any costs or expenses thereafter reasonably and properly incurred by the Trustee and to compensate the Trustee for any services thereafter reasonably and properly rendered by the Trustee in connection with this Indenture, the Registration Agreement or the Securities. Thereupon, the Trustee upon request of the Company, shall acknowledge in writing the discharge of the Company's obligations under this Indenture, except for those surviving obligations specified above.

         Subject to the provisions of Section 10.02, the Trustee shall hold in trust, for the benefit of the holders, all money deposited with it pursuant to this Section 10.01 and shall apply the deposited money in accordance with this Indenture and the Securities to the payment of the principal of, and premium, if any, interest and Liquidated Damages, if any, on the Securities. Money so held in trust shall not be subject to the subordination provisions of Article VI.

         Section 10.02. Repayment to Company. The Trustee and the Paying Agent shall promptly pay to the Company upon request any excess money or securities held by them at any time.

         The Trustee and the Paying Agent shall pay to the Company upon written request any money held by them for the payment of principal or interest that remains unclaimed for two years after the date upon which such payment shall have become due; provided, however, that the Company shall have first caused notice of such payment to the Company to be mailed to each Noteholder entitled thereto no less than 30 days prior to such payment or within such period shall have published such notice in a financial newspaper of widespread circulation published in The City of New York, including, without limitation, The Wall Street Journal (national edition). After payment to the Company, the Trustee and the Paying Agent shall have no further liability with respect to such money and Noteholders entitled to the money must look to the Company for payment as general creditors unless any applicable abandoned property law designates another person.

         Section 10.03. Reinstatement. If the Trustee or any Paying Agent is unable to apply any money in accordance with the second paragraph of Section 10.01 by reason of any legal proceeding or by
reason  of  any  order  or  judgment  of  any  court  or   governmental
authority enjoining, restraining or otherwise prohibiting such application, then the Company's obligations under this Indenture and the Securities shall be revived and reinstated as though no deposit had occurred pursuant to Section 10.01 until such time as the Trustee or such Paying Agent is permitted to apply all such money in accordance with Section 10.01; provided, however, that if the Company has made any payment of the principal of or premium, if any, interest or Liquidated Damages, if any, on any Securities because of the reinstatement of its obligations, the Company shall be subrogated to the rights of the holders of such Securities to receive any such payment from the money held by the Trustee or such Paying Agent.


                              ARTICLE XI

                  AMENDMENTS, SUPPLEMENTS AND WAIVERS

         Section 11.01. Without Consent of Noteholders. The Company and the Trustee may amend or supplement this Indenture or the Securities without the consent of any Noteholder:

                  (a)      to   cure   any    ambiguity,    defect   or
         inconsistency;

                  (b)      to  comply  with   Sections  5.13  and  7.01
         hereof;

                  (c) to provide for uncertificated Securities in addition to certificated Securities;

                  (d) to make any change that does not adversely affect the legal rights hereunder of any Noteholder;

                  (e) to qualify this Indenture under the TIA or to comply with the requirements of the SEC in order to maintain the qualification of the Indenture under the TIA;

                  (f)      to  make  any  change  that   provides   any
         additional  rights or benefits  to the holders of  Securities;
         or

                  (g) to evidence and provide for the acceptance under the Indenture of a successor Trustee.

         Upon  the  request  of  the  Company  accompanied  by a  Board
Resolution authorizing the execution of any such amended or supplemental Indenture, and upon receipt by the Trustee of the documents described in Section 11.07 hereof, the Trustee shall join with the Company in the execution of any amended or supplemental Indenture authorized or permitted by the terms of this Indenture and to make any further appropriate agreements and stipulations that may be therein contained, but the Trustee shall not be obligated to enter into such amended or supplemental Indenture that affects its own rights, duties or immunities under this Indenture or otherwise.

         An amendment under this Section may not make any change that adversely affects the rights under Article VI of any holder of Senior Debt then outstanding unless the holders of such Senior Debt (or any group or representative thereof authorized to give a consent) consent to such change.

         Section 11.02. With Consent of Noteholders. Except as provided below in this Section 11.02, the Company and the Trustee may amend or supplement this Indenture or the Securities with the written consent (including consents obtained in connection with any tender or exchange offer for Securities) of the Noteholders of at least a majority in principal amount of the then outstanding Securities. Subject to Sections 8.04 and 8.07 hereof, the Noteholders of a majority in principal amount of the Securities then outstanding may also by their written consent (including consents obtained in connection with any tender offer or exchange offer for Securities) waive any existing Default or Event of Default as provided in Section
8.04 or waive compliance in a particular instance by the Company with any provision of this Indenture or the Securities. However, without the consent of each Noteholder affected, an amendment, supplement or waiver under this Section may not (with respect to any Securities held by a nonconsenting Noteholder):

                  (a)      reduce  the  amount  of   Securities   whose
         Noteholders must consent to an amendment, supplement or waiver;

                  (b) reduce the rate of, or change the time for payment of, interest or Liquidated Damages on any Security;

                  (c)      reduce  the   principal  of  or  change  the
         fixed maturity of any Security or alter the redemption provisions with respect thereto (including, without limitation, the amount of any premium payable upon redemption);

                  (d) make any Security payable in money other than that stated in the Security;

                  (e)      make any  change in  Section  8.04,  8.07 or
         11.02 hereof (this sentence);

                  (f) waive a default in the payment of the Designated Event Payment or any principal of, or premium, if any, or interest or Liquidated Damages, if any, on, any
         Security (other than a rescission of acceleration pursuant to Section 8.02 hereof and a waiver of nonpayment of principal, premium, if any, interest or Liquidated Damages, if any, that have become due solely because of such acceleration of the Securities);

                  (g) waive a redemption payment payable on any Security; or

                  (h) make any change in the rights of holders of Securities to receive payment of principal of, or premium, if any, or interest or Liquidated Damages, if any, on, the Securities;

                  (i)      modify  the   conversion  or   subordination
         provisions  in  a  manner   adverse  to  the  holders  of  the
         Securities; and

                  (j) impair the right of Noteholders to convert Securities into Common Stock of the Company or otherwise to receive any cash, securities or other property receivable by a holder upon conversion of Securities.

         Upon  the  request  of  the  Company  accompanied  by a  Board
Resolution   authorizing   the   execution   of  any  such  amended  or
supplemental Indenture, and upon the filing with the Trustee of evidence satisfactory to the Trustee of the consent of the Holders of Securities as aforesaid, and upon receipt by the Trustee of the documents described in Section 11.07 hereof, the Trustee shall join with the Company in the execution of such amended or supplemental Indenture unless such amended or supplemental Indenture affects the
Trustee's own rights, duties or immunities under this Indenture or otherwise, in which case the Trustee may in its discretion, but shall not be obligated to, enter into such amended or supplemental Indenture.

         To secure a consent of the Noteholders under this Section 11.02, it shall not be necessary for the Noteholders to approve the particular form of any proposed amendment, supplement or waiver, but it shall be sufficient if such consent approves the substance thereof.

         Section 11.03. Compliance with Trust Indenture Act. Every amendment to this Indenture or the Securities shall be set forth in a supplemental indenture that complies with the TIA as then in effect.

         Section 11.04. Revocation and Effect of Consents. Until an amendment, supplement or waiver becomes effective, a consent to it by a Noteholder of a Security is a continuing consent by the Noteholder and every subsequent Noteholder of a Security or portion of a Security that evidences the same debt as the consenting Noteholder's Security, even if notation of the consent is not made on any
Security. However, any such Noteholder or subsequent Noteholder may revoke the consent as to such Noteholder's Security or portion of a Security if the Trustee receives the notice of revocation before the date on which the Trustee receives an Officers' Certificate certifying that the Noteholders of the requisite principal amount of Securities have consented to the amendment, supplement or waiver.

         The Company may, but shall not be obligated to, fix a record date for the purpose of determining the Noteholders entitled to consent to any amendment, supplement or waiver. If a record date is fixed, then notwithstanding the provisions of the immediately preceding paragraph, those persons who were Noteholders at such record date (or their duly designated proxies), and only those persons, shall be entitled to consent to such amendment, supplement or waiver or to revoke any consent previously given, whether or not such persons continue to be Noteholders after such record date. No consent shall be valid or effective for more than 90 days after such record date unless consents from Noteholders of the principal amount of Securities required hereunder for such amendment, supplement or waiver to be effective shall have also been given and not revoked within such 90-day period.

         After an amendment, supplement or waiver becomes effective it shall bind every Noteholder, unless it is of the type described in any of clauses (a) through (j) of Section 11.02 hereof. In such case, the amendment, supplement or waiver shall bind each Noteholder who has consented to it and every subsequent Noteholder that evidences the same debt as the consenting Noteholder's Security.

         Upon the execution of any  supplemental  indenture  under this
Article XI, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every holder of Securities theretofore or thereafter authenticated and delivered hereunder shall be bound thereby. After a supplemental indenture becomes effective, the
Company shall mail to holders a notice briefly describing such amendment. The failure to give such notice to all holders, or any defect therein, shall not impair or affect the validity of an amendment under this Article.

         Section 11.05. Notation on or Exchange of Securities. The Trustee may place an appropriate notation about an amendment, supplement or waiver on any Security thereafter authenticated. The Company in exchange for all Securities may issue and the Trustee shall authenticate new Securities that reflect the amendment, supplement or waiver.

         Failure to make the appropriate notation or issue a new security shall not affect validity and effect of such amendment, supplement or waiver.

         Section 11.06. Trustee Protected. The Trustee shall sign all supplemental indentures, except that the Trustee may, but need not, sign any supplemental indenture that adversely affects its rights.

         Section 11.07. Trustee to Sign Supplemental Indentures. The Company may not sign a supplemental Indenture until the Board of Directors approves it. In executing any supplemental indenture, the Trustee shall be entitled to receive indemnity reasonably satisfactory to it and to receive and (subject to Section 9.01) shall be fully protected in relying upon, in addition to the documents required by Section 12.04, an Officers' Certificate and an Opinion of Counsel stating that:

                  (a) such supplemental indenture is authorized or permitted by this Indenture and that all conditions precedent to the execution, delivery and performance of such supplemental indenture have been satisfied;

                  (b) the Company has all necessary corporate power and authority to execute and deliver the supplemental indenture and that the execution, delivery and performance of such supplemental indenture has been duly authorized by all necessary corporate action of the Company;

                  (c)      the execution,  delivery and  performance of
         the supplemental indenture do not conflict with, or result in the breach of or constitute a default under any of the terms, conditions or provisions of (i) this Indenture,
         (ii) the  charter  documents  or  by-laws of the  Company,  or
         (iii) any material agreement or instrument to which the Company is subject and of which such counsel is aware;

                  (d) to the knowledge of legal counsel writing such Opinion of Counsel, the execution, delivery and performance of the supplemental indenture do not conflict with, or result in the breach of any of the terms, conditions or provisions of (i) any law or regulation applicable to the Company, or (ii) any material order, writ, injunction or decree of any court or governmental instrumentality applicable to the Company;

                  (e) such supplemental indenture has been duly and validly executed and delivered by the Company, and this Indenture together with such supplemental indenture constitutes a legal, valid and binding obligation of the Company enforceable against the Company, in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, fraudulent conveyance or transfer, moratorium or similar laws affecting the enforcement of creditors' rights generally and general equitable principles (whether considered in a proceeding at law or in equity); and

                  (f)      this    Indenture    together    with   such
         amendment or supplement complies with the TIA.

         Section 11.08. Payment for Consent. Neither the Company nor any Affiliate of the Company shall, directly or indirectly, pay or cause to be paid any consideration, whether by way of interest, fee or otherwise, to any holder for or as an inducement to any consent, waiver or amendment of any of the terms or provisions of this Indenture or the Securities unless such consideration is offered to be paid to all holders that so consent, waive or agree to amend in the time frame set forth in solicitation documents relating to such consent, waiver or agreement.


                              ARTICLE XII

                             MISCELLANEOUS

         Section 12.01. Trust Indenture Act Controls. If any provision of this Indenture limits, qualifies, or conflicts with another provision which is automatically deemed to be incorporated in this Indenture by the TIA, the incorporated provision shall control. If any provision of this Indenture modifies or excludes any provision of the TIA that may be so modified or excluded, the latter provision shall be deemed to apply to this Indenture as so modified or excluded, as the case may be.

         Section 12.02. Notices. Any notice or communication by the Company or the Trustee to the other is duly given if in writing and delivered in person or mailed by first-class mail (registered or certified, return receipt requested), telecopier (promptly confirmed in writing) or overnight air courier guaranteeing next day delivery to the other's address stated in Section 12.10 hereof. The Company or the Trustee by notice to the other may designate additional or different addresses for subsequent notices or communications.

         Any notice or communication to a Noteholder shall be mailed by first-class mail, postage prepaid to his address shown on the register kept by the Registrar. Any notice or communication shall also be so mailed to any Person described in TIA S 313(c), to the extent required by the TIA. Failure to mail a notice or communication to a Noteholder or any defect in it shall not affect its sufficiency with respect to other Noteholders.

         If a notice or communication is mailed in the manner provided above within the time prescribed, it is duly given, whether or not the addressee receives it; a notice or communication, however, shall not be effective unless, in the case of the Trustee, actually received.

         If  the   Company   mails  a  notice   or   communication   to
Noteholders, it shall mail a copy to the Trustee and each Agent at the same time.

         All other notices or communications shall be in writing.

         In case by reason of the suspension of regular mail service, or by reason of any other cause, it shall be impossible to mail any notice as required by the Indenture, then such method of notification as shall be made with the approval of the Trustee shall constitute a sufficient mailing of such notice.

         Section 12.03. Communication by Noteholders with Other Noteholders. Noteholders may communicate pursuant to TIA S 312(b) with other Noteholders with respect to their rights under this Indenture or the Securities. The Company, the Trustee, the Registrar and anyone else shall have the protection of TIA S 312(c).

         Section 12.04. Certificate and Opinion as to Conditions Precedent. Upon any request or application by the Company to the Trustee to take any action under this Indenture, the Company shall furnish to the Trustee:

                  (a) an Officers' Certificate in form and substance reasonably satisfactory to the Trustee (which shall include the statements set forth in Section 12.05 hereof) stating that, in the opinion of the signers, all conditions precedent and covenants, if any, provided for in this Indenture relating to the proposed action have been satisfied; and

                  (b) an Opinion of Counsel in form and substance reasonably satisfactory to the Trustee (which shall include the statements set forth in Section 12.05 hereof) stating that, in the opinion of such counsel, all such conditions precedent and covenants have been satisfied.

         In any case where several matters are required by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

         Any certificate or opinion of an Officer of the Company may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such Officer knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations by, an Officer or Officer of the Company stating that the information with respect to such factual matters is in the possession of the Company, unless such counsel knows, or in the exercise of reasonable care should know, that the certificate of opinion or representations with respect to such matters are erroneous.

         Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

         Any Officers' Certificate, statement or Opinion of Counsel may be based, insofar as it relates to accounting matters, upon a certificate or opinion of or representation by an accountant (who may be an employee of the Company), or firm of accountants, unless such Officer or counsel, as the case may be, knows, or in the exercise of reasonable care should know, that the certificate or opinion or representation with respect to the accounting matters upon which his or her certificate, statement or opinion may be based as aforesaid is erroneous.

         Section  12.05.   Statements   Required  in  Certificate  or
Opinion. Each certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture (other than pursuant to Section 4.03) shall include:

                  (a) a statement that the Persons signing such certificate or rendering such opinion has read such covenant or condition;

                  (b) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

                  (c)      a  statement  that,  in the  opinion of such
         Person,   such   Person   has   made   such   examination   or
         investigation as is necessary to enable such Person to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (d) a statement as to whether or not, in the opinion of such Person, such condition or covenant has been complied with.

         Section 12.06. Rules by Trustee and Agents. The Trustee may make reasonable rules for action by, or a meeting of, Noteholders. The Registrar or Paying Agent may make reasonable rules and set reasonable requirements for its functions.

         Section 12.07. Legal Holidays. A "Legal Holiday" is a Saturday, a Sunday or a day on which banking institutions in the State of New York are not required to be open. If a payment date is a Legal Holiday at a place of payment, payment may be made at that place on the next succeeding day that is not a Legal Holiday, and no interest or Liquidated Damages shall accrue for the intervening period unless the Company shall default in making the payment due on such next succeeding day. If any other operative date for purposes of this Indenture shall occur on a Legal Holiday then for all purposes the next succeeding day that is not a Legal Holiday shall be such operative date.

         Section 12.08. No Recourse Against Others. A director, officer, employee or stockholder, as such, of the Company shall not have any liability for any obligations of the Company under the Securities or this Indenture or for any claim based on, in respect of or by reason of such obligations or their creation. Each Noteholder by accepting a Security waives and releases all such liability. The waiver and release are part of the consideration for the issue of the Securities.

         Section 12.09. Counterparts. This Indenture may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

         Section 12.10. Variable Provisions. "Officer" means the Chairman of the Board, the Chief Executive Officer, the President, any Vice-President, the Chief Financial Officer, the Treasurer, the Secretary, any Assistant Treasurer, any Assistant Secretary or the Controller of the Company.

         The Company initially appoints the Trustee as Paying Agent, Registrar and Conversion Agent, and the Trustee hereby accepts such appointments.

         The first certificate pursuant to Section 4.03 hereof shall be for the fiscal year ending on December 31, 2000.

         The reporting date for Section 9.06 hereof is February 15 of each year. The first reporting date is February 15, 2000.

         The Trustee shall always have a combined capital and surplus of at least $50,000,000 as set forth in its most recent published annual report of condition.

         The Company's address for purposes of the Indenture is:

         DoubleClick Inc.
         41 Madison Avenue, 32nd Floor
         New York, New York 10010
         Attention:  Chief Financial Officer
         Telephone No.:  (212) 683-0001
         Telecopier No.:  (212) 889-0029

         The Trustee's address is:

         The Bank of New York
         101 Barclay Street, Floor 21 West
         New York, New York 10286
         Attn:  Corporate Trust Trustee Administration
         Telephone No.:  (212) 815-5763
         Telecopier No.:  (212) 815-5915

         The Company or the Trustee may change its address for purposes of this Indenture by written notice to the other.

         Section 12.11. GOVERNING LAW. THE INTERNAL LAWS OF THE STATE OF NEW YORK SHALL GOVERN THIS INDENTURE AND THE SECURITIES, WITHOUT REGARD, TO THE EXTENT PERMITTED BY LAW, TO THE CONFLICT OF LAWS PROVISIONS THEREOF.

         Section   12.12.   No   Adverse   Interpretation   of  Other
Agreements. This Indenture may not be used to interpret another indenture, loan or debt agreement of the Company or an Affiliate. Any such indenture, loan or debt agreement may not be used to interpret this Indenture.

         Section 12.13. Successors. All agreements of the Company in this Indenture and the Securities shall bind its successor. All agreements of the Trustee in this Indenture shall bind its successor.

         Section 12.14. Severability. In case any provision in this Indenture or in the Securities shall be invalid, illegal or unenforceable, then (to the extent permitted by law) the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

         Section 12.15. Table of Contents, Headings, Etc. The Table of Contents and headings of the Articles and Sections of this Indenture and the Securities have been inserted for convenience of reference only, are not to be considered a part hereof or thereof, and shall in no way modify or restrict any of the terms or provisions hereof or thereof.


         IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, all as of the date first written above.

              DoubleClick Inc., as Company,



                 By _______________________________
        Name:
        Title:

              The Bank of New York, as Trustee,



        By _____________________________________
Name:
Title:





                                                              EXHIBIT A


                 FORM OF CONVERTIBLE SUBORDINATED NOTE

                      [Global Securities Legend]

         UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION ("DTC"), NEW YORK, NEW YORK, TO THE COMPANY OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT IS MADE TO CEDE & CO., OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC) ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

         TRANSFERS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO TRANSFERS IN WHOLE, BUT NOT IN PART, TO NOMINEES OF DTC OR TO A SUCCESSOR THEREOF OR SUCH SUCCESSOR'S NOMINEE AND TRANSFERS OF PORTIONS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO TRANSFERS MADE IN ACCORDANCE WITH THE RESTRICTIONS SET FORTH IN THE INDENTURE REFERRED TO ON THE REVERSE HEREOF.

     [Restricted Global Securities Legend For Inclusion in Global
                           Securities Only]

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, AGREES FOR THE BENEFIT OF THE COMPANY THAT THIS SECURITY MAY NOT BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED (X) PRIOR TO THE SECOND ANNIVERSARY OF THE ISSUANCE HEREOF (OR ANY PREDECESSOR SECURITY HERETO) OR (Y) BY ANY HOLDER THAT WAS AN "AFFILIATE" (WITHIN THE MEANING OF RULE 144 UNDER THE SECURITIES ACT) OF THE COMPANY AT ANY TIME DURING THE THREE MONTHS PRECEDING THE DATE OF SUCH TRANSFER, IN EITHER CASE OTHER THAN (1) TO THE COMPANY, (2) SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A, PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE RESALE, PLEDGE OR OTHER TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (3) IN AN OFFSHORE TRANSACTION (AS DEFINED IN REGULATION S UNDER THE SECURITIES ACT) IN ACCORDANCE WITH REGULATION S UNDER THE SECURITIES ACT, (4) TO AN INSTITUTION THAT IS AN "ACCREDITED INVESTOR" AS DEFINED IN RULE 501(a)(1), (2),
(3) OR (7) UNDER THE SECURITIES ACT ("INSTITUTIONAL ACCREDITED INVESTOR") THAT IS ACQUIRING THIS SECURITY FOR INVESTMENT PURPOSES AND NOT FOR DISTRIBUTION AND THAT, PRIOR TO SUCH TRANSFER, DELIVERS TO THE COMPANY AND THE TRUSTEE A SIGNED LETTER CONTAINING CERTAIN REPRESENTATIONS AND AGREEMENTS RELATING TO THE RESTRICTIONS ON TRANSFER OF THE SECURITY EVIDENCED HEREBY (THE FORM OF WHICH LETTER MAY BE OBTAINED FROM THE TRUSTEE), (5) PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144 (IF APPLICABLE) UNDER THE SECURITIES ACT OR (6) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, IN EACH CASE IN ACCORDANCE WITH ANY APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES. THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, REPRESENTS AND AGREES FOR THE BENEFIT OF THE COMPANY THAT IT IS (1) A QUALIFIED INSTITUTIONAL BUYER OR (2) AN INSTITUTIONAL ACCREDITED INVESTOR AND THAT IT IS HOLDING THIS SECURITY FOR INVESTMENT PURPOSES AND NOT FOR DISTRIBUTION OR (3) NOT A U.S. PERSON AND IS OUTSIDE THE UNITED STATES WITHIN THE MEANING OF (OR AN ACCOUNT SATISFYING THE REQUIREMENTS OF PARAGRAPH (k)(2) OF RULE 902 UNDER) REGULATION S UNDER THE SECURITIES ACT. IN ANY CASE THE HOLDER HEREOF WILL NOT, DIRECTLY OR INDIRECTLY, ENGAGE IN ANY HEDGING TRANSACTIONS WITH REGARD TO THIS SECURITY OR ANY COMMON STOCK ISSUABLE UPON CONVERSION OF THIS SECURITY EXCEPT AS PERMITTED BY THE SECURITIES ACT.

 [Restricted Definitive Securities Legend For Inclusion in Definitive
                           Securities Only]


         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, AGREES FOR THE BENEFIT OF THE COMPANY THAT THIS SECURITY MAY NOT BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED (X) PRIOR TO THE SECOND ANNIVERSARY OF THE ISSUANCE HEREOF (OR ANY PREDECESSOR SECURITY HERETO) OR (Y) BY ANY HOLDER THAT WAS AN "AFFILIATE" (WITHIN THE MEANING OF RULE 144 UNDER THE SECURITIES ACT) OF THE COMPANY AT ANY TIME DURING THE THREE MONTHS PRECEDING THE DATE OF SUCH TRANSFER, IN EITHER CASE OTHER THAN (1) TO THE COMPANY, (2) SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A, PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE RESALE, PLEDGE OR OTHER TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A (AS INDICATED BY THE BOX CHECKED BY THE TRANSFEROR ON THE CERTIFICATE OF TRANSFER ON THE REVERSE OF THIS SECURITY), (3) IN AN OFFSHORE TRANSACTION (AS DEFINED IN REGULATION S UNDER THE SECURITIES ACT) IN ACCORDANCE WITH REGULATION S UNDER THE SECURITIES ACT (AS INDICATED BY THE BOX CHECKED BY THE TRANSFEROR ON THE CERTIFICATE OF TRANSFER ON THE REVERSE OF THIS SECURITY), (4) TO AN INSTITUTION THAT IS AN "ACCREDITED INVESTOR" AS DEFINED IN RULE 501(a)(1), (2), (3) OR (7) UNDER THE SECURITIES ACT ("INSTITUTIONAL ACCREDITED INVESTOR") (AS INDICATED BY THE BOX CHECKED BY THE TRANSFEROR ON THE CERTIFICATE OF TRANSFER ON THE
REVERSE OF THIS SECURITY) THAT IS ACQUIRING THIS SECURITY FOR INVESTMENT PURPOSES AND NOT FOR DISTRIBUTION AND THAT, PRIOR TO SUCH TRANSFER, DELIVERS TO THE COMPANY AND THE TRUSTEE A SIGNED LETTER
CONTAINING CERTAIN REPRESENTATIONS AND AGREEMENTS RELATING TO THE RESTRICTIONS ON TRANSFER OF THE SECURITY EVIDENCED HEREBY (THE FORM OF WHICH LETTER MAY BE OBTAINED FROM THE TRUSTEE), (5) PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144 (IF APPLICABLE) UNDER THE SECURITIES ACT OR (6) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, IN EACH CASE IN ACCORDANCE WITH ANY APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES. PRIOR TO A TRANSFER OF THIS SECURITY (OTHER THAN A TRANSFER PURSUANT TO CLAUSE (6) ABOVE), THE HOLDER OF THIS SECURITY MUST, PRIOR TO SUCH TRANSFER, FURNISH TO THE COMPANY AND THE TRUSTEE SUCH CERTIFICATES AND OTHER INFORMATION AND, IN THE CASE OF A TRANSFER PURSUANT TO CLAUSE (5) ABOVE, A LEGAL OPINION AS THEY MAY REASONABLY REQUIRE TO CONFIRM THAT ANY TRANSFER BY IT OF THIS SECURITY COMPLIES WITH THE FOREGOING RESTRICTIONS. THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, REPRESENTS AND AGREES FOR THE BENEFIT OF THE COMPANY THAT IT IS (1) A QUALIFIED INSTITUTIONAL BUYER OR (2) AN INSTITUTIONAL ACCREDITED INVESTOR AND THAT IT IS HOLDING THIS SECURITY FOR INVESTMENT PURPOSES AND NOT FOR DISTRIBUTION OR (3) NOT A U.S. PERSON AND IS OUTSIDE THE UNITED STATES WITHIN THE MEANING OF (OR AN ACCOUNT SATISFYING THE REQUIREMENTS OF PARAGRAPH (k)(2) OF RULE 902 UNDER) REGULATION S UNDER THE SECURITIES ACT. IN ANY CASE THE HOLDER HEREOF WILL NOT, DIRECTLY OR INDIRECTLY, ENGAGE IN ANY HEDGING TRANSACTION WITH REGARD TO THIS SECURITY OR ANY COMMON STOCK ISSUABLE UPON CONVERSION OF THIS SECURITY EXCEPT AS PERMITTED BY THE SECURITIES ACT.





No.    CUSIP No.      [Global Security:           ]
                        [Definitive Security:           ]

             4.75% Convertible Subordinated Note due 2006

                           DoubleClick Inc.

         DoubleClick Inc., a Delaware corporation (the "Company"), promises to pay to _____________________________________ or registered assigns, the principal sum [indicated on Schedule A hereof]* [of _________ Dollars ($_________)]** on March 15, 2006.

Interest   Payment  Dates:   March 15  and   September 15,   commencing
September 15, 1999.

Record Dates: February 15 and August 15.

         Reference is hereby made to the further provisions of this Security set forth on the reverse hereof which further provisions shall for all purposes have the same effect as if set forth at this place.

                       [Signature Page Follows]



         IN WITNESS WHEREOF, DoubleClick Inc. has caused this Security to be signed manually or by facsimile by its duly authorized Officers and its corporate seal or a facsimile thereof to be affixed hereto or imprinted hereon.


DOUBLECLICK INC.,

           By: _______________________________
           Name:
           Title:
           [Seal]


           By:  _______________________________
           Name:
           Title:



Dated:

TRUSTEE'S CERTIFICATE OF
AUTHENTICATION

This  is one  of  the  Securities  described  in  the  within-mentioned
Indenture.


THE BANK OF NEW YORK, as Trustee,


by ______________________________________
    Authorized Signatory


                           DoubleClick Inc.


             4.75% Convertible Subordinated Note due 2006


      1. Interest. DoubleClick Inc., a Delaware corporation (the "Company"), is the issuer of the 4.75% Convertible Subordinated Notes due 2006
(the "Securities"), of which this Security is a part. The Company promises to pay interest on the Securities in cash semiannually on each March 15 and September 15, commencing on September 15, 1999, to holders of record at the close of business on the immediately preceding February 15 or August 15, as the case may be.

         Interest on the Securities will accrue from the most recent date to which interest has been paid, or if no interest has been paid, from March 22, 1999. Interest will be computed on the basis of a 360-day year of twelve 30-day months. To the extent lawful, the Company shall pay interest (including post-petition interest in any proceeding under any Bankruptcy Law) on overdue principal of and premium, if any, interest, and Liquidated Damages, if any, on the Securities (in each case without regard to any applicable grace period) at the Default Rate, compounded semi-annually.

    2. Damages, if any, on the Securities (except Defaulted Interest) to the Persons who are registered holders of the Securities at the close of business on the record date for the applicable interest payment date even though  Securities  are  canceled  after the record date and on or
before  the  interest   payment  date.  The   Noteholder   hereof  must
surrender   Securities   to  a  Paying   Agent  to  collect   principal
payments. The Company will pay principal, premium, if any, interest and Liquidated Damages, if any, in money of the United States that at the time of payment is legal tender for payment of public and private debts. However, the Company may pay interest by check payable in such money. It may mail an interest check to a holder's registered address.

    3. Paying Agent and Registrar. The Trustee will act as Paying Agent, Registrar and Conversion Agent. The Company may change any Paying Agent, Registrar, or Conversion Agent without prior notice.


    4. Indenture. The Company issued the Securities under an indenture, dated as of March 22, 1999 (the "Indenture"), between the Company and
The Bank of New York, as Trustee. The terms of the Securities include those stated in the Indenture and those made part of the Indenture by the Trust Indenture Act of 1939 (15 U.S. Code SS
77aaa-77bbbb)  as  in  effect  on  the  date  of  the  Indenture.   The
Securities are subject to, and qualified by, all such terms, certain of which are summarized hereon, and Noteholders are referred to the Indenture and such Act for a statement of such terms. The Securities are general unsecured obligations of the Company limited to an aggregate principal amount of up to $250,000,000. The Indenture does not limit the ability of the Company or any of its Subsidiaries to incur indebtedness or to grant security interests or liens in respect of their assets.

  5.  Optional  Redemption.   The  Securities  are  not  redeemable  at  the
Company's   option   prior  to  March 20,   2001.   On  such  date  and
thereafter, the Securities will be subject to redemption at the option of the Company, in whole or from time to time in part (in any integral multiple of $1,000); provided that the Securities are not redeemable prior to March 15, 2003 unless the Daily Market Price exceeds 140% of the Conversion Price for at least 20 trading days in any  consecutive  30 trading day period ending on the trading day prior to the date the notice of redemption is first mailed by the Company pursuant to Section 3.03 of the Indenture. If redeemed during the
12-month  period   beginning   March 15  of  the  years  indicated  (or
March 20 in the case of 2001), the redemption prices (expressed as percentages of the principle amount( shall be as follows:



Year           Redemption Price
2001                103.393%
2002                102.714%
2003                102.036%
2004                101.357%
2005                100.679%


in each case together with accrued interest and Liquidated Damages, if any, to (but excluding) the redemption date (subject to the right of holders of record on the relevant record date to receive interest and Liquidated Damages, if any, due on the corresponding interest payment date). On or after the redemption date, interest and Liquidated Damages, if any, will cease to accrue on the Securities, or portions thereof, called for redemption unless the Company shall default in the payment of the redemption price and accrued interest and Liquidated Damages, if any, payable on the redemption date on the Securities to be redeemed.

         6. Notice of Redemption. Notice of redemption will be mailed at least 30 days but not more than 60 days before the redemption date to each holder of the Securities to be redeemed at his address of record. Securities in denominations larger than $1,000 may be redeemed in part but only in integral multiples of $1,000. In the event of a redemption of less than all of the
Securities, the Securities will be chosen for redemption by the Trustee in accordance with the Indenture. Unless the Company
defaults  in  making  such  redemption   payment   (including   accrued
interest and Liquidated Damages, if any), or a Paying Agent is prohibited from making such payment pursuant to the Indenture, by law or otherwise, interest and Liquidated Damages, if applicable cease to accrue on the Securities or portions of them called for redemption on and after the redemption date.

         If this Security is redeemed subsequent to a record date with respect to any interest payment date specified above and on or prior to such interest payment date, then any accrued interest and Liquidated Damages, if any, will be paid to the person in whose name this Security is registered at the close of business on such record date.

         7. Mandatory Redemption. The Company will not be required to make mandatory redemption payments with respect to the Securities. There are no sinking fund payments with respect to the Securities.

         8. Repurchase at Option of Holder. If there is a Designated Event, the Company shall be required to offer to purchase on the Designated Event Payment Date all outstanding Securities at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, to the Designated Event Payment Date; provided that, on the terms and subject to the conditions set forth in the Indenture, the Company shall not be required to offer to purchase the Securities as aforesaid if the Company has given notice of redemption of all of the outstanding Securities to holders in accordance with the Indenture. Holders of Securities that are subject to an offer to purchase will receive a Designated Event Offer from the Company prior to any related Designated Event Payment Date and may elect to have such Securities or portions thereof in authorized denominations purchased by completing the form entitled "Option of Noteholder To Elect Purchase" appearing below. Noteholders have the right to withdraw their election by delivering a written notice of withdrawal to the Company or the Paying Agent in accordance with the terms of the Indenture.

         9. Subordination. The payment of the principal of, premium, if any, on, interest and Liquidated Damages, if any, on and any other amounts due on the Securities is subordinated in right of payment to all existing and future Senior Debt of the Company, as described in the Indenture. Each Noteholder, by accepting a Security, agrees to such subordination and authorizes and directs the Trustee on its behalf to take such action as may be necessary or appropriate to effectuate the subordination so provided and appoints the Trustee as its attorney-in-fact for such purpose.

         10. Conversion. The holder of any Security has the right, exercisable at any time after 90 days following the Issuance Date and prior to the close of business on the Business Day immediately preceding the final maturity date of the Security, to convert the principal amount thereof (or any portion thereof that is an integral multiple of $1,000) into shares of Common Stock at the initial Conversion Price of $165.00 per share, subject to adjustment under certain circumstances as provided in the Indenture, except that if a Security is called for redemption, the conversion right will terminate at the close of business on the Business Day immediately preceding the date fixed for redemption (unless the Company shall default in making the redemption payment, including interest and Liquidated Damages, if any, when it becomes due, in which case the conversion right shall terminate at the close of business on the date on which such default is cured). As further provided in the Indenture, the Company agrees that, upon the occurrence of the Stock Split (which it is currently contemplated will occur on April 2, 1999), the Conversion Price shall be automatically adjusted to $82.50 per share.

         Beneficial owners of interests in Global Securities may exercise their right of conversion by delivering to the Depositary the appropriate instructions for conversion pursuant to the Depositary's procedures. To convert a certificated Security, the holder must (1) complete and sign a notice of election to convert substantially in the form set forth below (or complete and manually sign a facsimile thereof) and deliver such notice to a Conversion Agent, (2) surrender the Security to a Conversion Agent, (3) furnish appropriate endorsements or transfer documents if required by the Conversion Agent, (4) pay any transfer or similar tax, if required by the Conversion Agent, and (5) if required, pay funds equal to interest and Liquidated Damages, if any, payable on the next interest payment date. Upon conversion, no adjustment or payments will be made for accrued and unpaid interest or Liquidated Damages, if any, on the Securities so converted or for dividends or distributions on, or Liquidated Damages, if any, attributable to, any Common Stock issued on conversion of the Securities, except that, if any Noteholder surrenders a Security for conversion after the close of business on a record date for the payment of interest and prior to the opening of business on the next interest payment date, then, notwithstanding such conversion, the interest payable on such interest payment date will be paid on such interest payment date to the person who was the registered holder of such Security on such record date. Any Securities surrendered for conversion during the period after the close of business on any record date for the payment of interest and before the opening of business on the next succeeding interest payment date (except Securities called for redemption on a redemption date or to be repurchased on a Designated Event Payment Date during such period) must be accompanied by payment in an amount equal to the interest and Liquidated Damages, if any, payable on such interest payment date on the principal amount of Securities so converted. The number of shares of Common Stock issuable upon conversion of a Security is determined by dividing the principal amount of the Security converted by the Conversion Price in effect on the Conversion Date. No fractional shares will be issued upon conversion but a cash adjustment will be made for any fractional interest.

         A Security in respect of which a holder has delivered an "Option of Noteholder to Elect Purchase" form appearing below exercising the option of such holder to require the Company to purchase such Security may be converted only if the notice of exercise is withdrawn as provided above and in accordance with the terms of the Indenture. The above description of conversion of the Securities is qualified by reference to, and is subject in its entirety to, the more complete description thereof contained in the Indenture.

         11. Registration Agreement. The holder of this Security is entitled to the benefits of a Registration Agreement, dated March 22, 1999, between the Company and the Initial Purchasers (the "Registration Agreement"). Pursuant to the Registration Agreement the Company has agreed for the benefit of the holders of the Securities and the Common Stock issued and issuable upon conversion of the Securities, that (i) it will, at its cost, within 60 days after the Closing Date, file a shelf registration statement (the "Shelf Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to resales of the Securities and the Common Stock issuable upon conversion thereof,
(ii) the Company will use its reasonable best efforts to cause such Shelf Registration Statement to be declared effective by the Commission under the Securities Act within 150 days after the Closing Date and (iii) the Company will keep such Shelf Registration Statement continuously effective under the Securities Act until the earliest of (a) the second anniversary of the Closing Date or, if later, the second anniversary of the last date on which any Securities are issued upon exercise of the Initial Purchasers' over-allotment option, (b) the date on which the Securities or the Common Stock issuable upon conversion thereof may be sold by Persons who are not "affiliates" (as defined in Rule 144) of the Company pursuant to paragraph (k) of Rule 144 (or any successor provision) promulgated by the Commission under the Securities Act, (c) the date as of which the Securities or the Common Stock issuable upon conversion thereof have been transferred pursuant to Rule 144 under the Securities Act (or any similar provision then in force) and
(d) the date as of which all the Securities or the Common Stock issuable upon conversion thereof have been sold pursuant to such Shelf Registration Statement.

         If the Shelf Registration Statement (i) is not filed with the Commission on or prior to 60 days, or has not been declared effective by the Commission within 150 days, after the Closing Date or (ii) is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by a replacement shelf registration statement filed and declared effective) or cease to be usable (including, without limitation, as a result of a
Suspension Period as defined below) for the offer and sale of Transfer Restricted Securities (as defined below) for a period of time (including any Suspension Period) which shall exceed 60 days in the aggregate in any 12-month period during the period beginning on the Closing Date and ending on the second anniversary of the Closing Date or, if later, the second anniversary of the last date on which any Securities are issued upon exercise of the Initial Purchasers' over-allotment option (each such event referred to in clauses (i) and
(ii) being referred to herein as a "Registration Default"), the Company will pay liquidated damages ("Liquidated Damages") to each holder of Transfer Restricted Securities which has complied with its obligations under the Registration Agreement. The amount of Liquidated Damages payable during any period in which a Registration Default shall have occurred and be continuing is that amount which is equal to one-quarter of one percent (25 basis points) per annum per $1,000 principal amount of Securities and $2.50 per annum per 6.06061 shares of Common Stock (subject to adjustment from time to time in the event of a stock split, stock recombination, stock dividend and the like) constituting Transfer Restricted Securities for the first 90 days during which a Registration Default has occurred and is continuing and one-half of one percent (50 basis points) per annum per $1,000 principal amount of Securities and $5.00 per annum per
6.06061 shares of Common Stock (subject to adjustment as set forth above) constituting Transfer Restricted Securities for any additional days during which such Registration Default has occurred and is continuing; provided that, as further provided in the Registration Agreement, the Company hereby agrees that, upon the occurrence of the Stock Split (which it is currently contemplated will occur on April 2, 1999), the Liquidated Damages payable in respect of Common Stock shall be automatically adjusted to $2.50 per annum per 12.12121 shares of Common Stock for the first such 90 days during which a Registration Default has occurred and is continuing and $5.00 per annum per 12.12121 shares of Common Stock for any additional days during which such Registration Default has occurred and is continuing (in each case subject to further adjustment from time to time in the event of a stock split, stock recombination, stock dividend and the like). The Company will pay all accrued Liquidated Damages by wire transfer of immediately available funds or by federal funds check on each Damages Payment Date, and Liquidated Damages will be calculated on the basis of a 360-day year consisting of twelve 30-day months. Following the cure of a Registration Default, Liquidated Damages will cease to accrue with respect to such Registration Default.

         "Transfer Restricted Securities" means each Security and each share of Common Stock issued on conversion thereof until the earlier of the date (A) on which such Security or share, as the case may be, (i) has been transferred pursuant to the Shelf Registration Statement or another registration statement covering such Security or share which has been filed with the Commission pursuant to the Securities Act, in either case after such registration statement has become and while such registration statement is effective under the Securities Act, (ii) has been transferred pursuant to Rule 144 under the Securities Act (or any similar provision then in force), or
(iii) may be sold or transferred pursuant to Rule 144(k) under the Securities Act (or any similar provision then in force), or (B) that is the second anniversary of the Closing Date or, if later, the second anniversary of the last date on which any Securities are issued upon exercise of the Initial Purchasers' over-allotment option.

         Pursuant to the Registration Agreement, the Company may suspend the use of the prospectus which is a part of the Shelf Registration Statement for a period not to exceed 30 days in any three-month period or for three periods not to exceed an aggregate of 90 days in any twelve-month period under certain circumstances (each, a "Suspension Period"); provided that the existence of a Suspension Period will not prevent the occurrence of a Registration Default or otherwise limit the obligation of the Company to pay Liquidated Damages.

                  The above description of certain provisions of the Registration Agreement is qualified by reference to, and is subject in its entirety to, the more complete description thereof contained in the Registration Agreement.

         12.                Denominations,   Transfer,  Exchange  and
                           Replacement.    The    Securities   are   in
                           registered   form,   without   coupons,   in
                           denominations   of   $1,000   and   integral
                           multiples   of  $1,000.   The   transfer  of
                           Securities    may   be    registered,    and
                           Securities  may be  exchanged,  as  provided
                           in  the   Indenture.   The   Registrar   may
                           require a  Noteholder,  among other  things,
                           to  furnish  appropriate   endorsements  and
                           transfer  documents  and  to pay  any  taxes
                           and fees  required  by law or  permitted  by
                           the   Indenture.   The  Registrar  need  not
                           exchange  or  register  the  transfer of any
                           Security  or portion of a Security  selected
                           for   redemption   (except  the   unredeemed
                           portion of any  Security  being  redeemed in
                           part).   Also,   it  need  not  exchange  or
                           register  the  transfer of any  Security for
                           a  period   beginning   at  the  opening  of
                           business  15 days  before the day of mailing
                           of a  notice  of  redemption  of  Securities
                           and ending at the close of  business  on the
                           day    of    such    mailing.    Replacement
                           Securities  for lost,  stolen  or  mutilated
                           Securities   may  be  issued  in  accordance
                           with the terms of the Indenture.

         13.                Persons  Deemed   Owners.   The  registered
                           Noteholder of a Security may be treated as its owner for all purposes.

         14.                Unclaimed   Money.   If   money   for   the
                           payment  of  principal  of  or  premium,  if
                           any,  interest  or  Liquidated  Damages,  if
                           any, on  Securities  remains  unclaimed  for
                           two  years,   the  Trustee  and  the  Paying
                           Agent  shall  pay  the  money  back  to  the
                           Company  at  its  written   request.   After
                           that,  Noteholders  of  Securities  entitled
                           to the money  must look to the  Company  for
                           payment,  unless an  abandoned  property law
                           designates    another   person,    and   all
                           liability  of the  Trustee  and such  Paying
                           Agent with respect to such money shall cease.

         15.                Defaults  and  Remedies.   The   Securities
                           shall  have the  Events  of  Default  as set
                           forth  in  Section  8.01  of the  Indenture.
                           Subject  to  certain   limitations   in  the
                           Indenture,  if an  Event of  Default  occurs
                           and is  continuing,  the  Trustee  by notice
                           to  the  Company  or the  Noteholders  of at
                           least 25% in aggregate  principal  amount of
                           the then  outstanding  Securities  by notice
                           to the  Company  and the Trustee may declare
                           all the  Securities  to be due  and  payable
                           immediately,  except  that in the case of an
                           Event  of  Default   arising   from  certain
                           events  of  bankruptcy  or  insolvency,  all
                           unpaid  principal,   premium,  if  any,  and
                           accrued and unpaid  interest and  Liquidated
                           Damages,  if any,  on the  Securities  shall
                           become due and payable  immediately  without
                           further     action    or    notice.     Upon
                           acceleration  as  described in either of the
                           preceding   sentences,   the   subordination
                           provisions of the Indenture preclude any payment being made to Noteholders for at least 5 Business Days except as otherwise provided in the Indenture.

         The Noteholders of a majority in principal amount of the Securities then outstanding by written notice to the Trustee may rescind an acceleration and its consequences if the rescission would not conflict with any judgment or decree and if all existing Events of Default have been cured or waived except nonpayment of principal, premium, if any, Liquidated Damages, if any, and interest that has become due solely because of the acceleration. Noteholders may not enforce the Indenture or the Securities except as provided in the Indenture. Subject to certain limitations, Noteholders of a majority in principal amount of the then outstanding Securities issued under the Indenture may direct the Trustee in its exercise of any trust or power. The Company must furnish compliance certificates to the Trustee annually. The above description of Events of Default and remedies is qualified by reference to, and subject in its entirety to, the more complete description thereof contained in the Indenture.

         16.                Amendments,    Supplements   and   Waivers.
                           Subject   to   certain    exceptions,    the
                           Indenture or the  Securities  may be amended
                           or  supplemented  with  the  consent  of the
                           Noteholders   of  at  least  a  majority  in
                           principal  amount  of the  then  outstanding
                           Securities  (including  consents obtained in
                           connection  with a tender  offer or exchange
                           offer  for  Securities),  and  any  existing
                           default  may be waived  with the  consent of
                           the  Noteholders  of a majority in principal
                           amount  of the then  outstanding  Securities
                           (including  consents  obtained in connection
                           with a tender  offer or  exchange  offer for
                           Securities).  Without  the  consent  of  any
                           Noteholder,    the    Indenture    or    the
                           Securities  may  be  amended,   among  other
                           things,  to cure any  ambiguity,  defect  or
                           inconsistency,  to  provide  for  assumption
                           by   a    successor    of   the    Company's
                           obligations  to  Noteholders,  to  make  any
                           change  that does not  adversely  affect the
                           rights of any  Noteholder,  to  qualify  the
                           Indenture  under the TIA,  or to comply with
                           the  requirements  of the  SEC in  order  to
                           maintain    the    qualification    of   the
                           Indenture under the TIA.

         17.                Trustee  Dealings  with  the  Company.  The
                           Trustee,  in its  individual  or  any  other
                           capacity,  may  become  the owner or pledgee
                           of the  Securities  and may  otherwise  deal
                           with  the  Company  or an  Affiliate  of the
                           Company   with  the  same  rights  it  would
                           have, as if it were not Trustee, subject to certain limitations provided for in the Indenture and in the TIA. Any Agent may do the same with like rights.

         18.                No  Recourse  Against  Others.  A director,
                           officer,  employee or stockholder,  as such,
                           of  the   Company   shall   not   have   any
                           liability   for  any   obligations   of  the
                           Company   under   the   Securities   or  the
                           Indenture  or for any  claim  based  on,  in
                           respect    of   or   by   reason   of   such
                           obligations   or   their   creation.    Each
                           Noteholder,   by   accepting   a   Security,
                           waives  and  releases  all  such  liability.
                           The  waiver  and  release  are  part  of the
                           consideration   for   the   issue   of   the
                           Securities.

         19.                Governing  Law;  Indenture to Control.  THE
                           INTERNAL  LAWS  OF THE  STATE  OF  NEW  YORK
                           SHALL   GOVERN   THE   INDENTURE   AND   THE
                           SECURITIES  WITHOUT  REGARD,  TO THE  EXTENT
                           PERMITTED   BY  LAW,   TO  CONFLICT  OF  LAW
                           PROVISIONS  THEREOF.  IN  THE  EVENT  OF ANY
                           CONFLICT  BETWEEN  THE  PROVISIONS  OF  THIS
                           SECURITY  ON THE ONE HAND AND THE  INDENTURE
                           OR  THE  REGISTRATION   AGREEMENT,   ON  THE
                           OTHER   HAND,    THE   PROVISIONS   OF   THE
                           INDENTURE  OR  THE  REGISTRATION  AGREEMENT,
                           AS THE CASE MAY BE, SHALL CONTROL.

         20.                Authentication.  The  Securities  shall not
                           be valid until authenticated by the manual signature of an authorized signatory of the Trustee or an authenticating agent.

         21.                Abbreviations.    Customary   abbreviations
                           may be used in the name of a  Noteholder  or
                           an  assignee,  such as: TEN COM (for tenants
                           in  common),  TEN ENT  (for  tenants  by the
                           entireties),   JT  TEN  (for  joint  tenants
                           with  right  of  survivorship   and  not  as
                           tenants in common), CUST (for Custodian), and U/G/M/A (for Uniform Gifts to Minors
                           Act).

         22.                Definitions.    Capitalized    terms    not
                           defined in this Security have the meanings given to them in the Indenture.

         The Company will furnish to any Noteholder of the Securities upon written request and without charge a copy of the Indenture and the Registration Agreement. Request may be made to:

                                    DoubleClick Inc.
                                    41 Madison Avenue, 32nd Floor
                                    New York, New York 10010


                        CERTIFICATE OF TRANSFER

           To assign this Security, fill in the form below:

           (I) or (we) assign and transfer this Security to

____________________________________________
          (Insert assignee's social security or tax I.D. no.)
____________________________________________

____________________________________________

____________________________________________
         (Print or type assignee's name, address and zip code)

and   irrevocably   appoint   ____________________________   agent   to
transfer this Security on the books of the Company. The agent may substitute another to act for him.


  Your Signature:  ________________________________
      (Sign exactly as your name appears on the other side of this Security)

  Date:  ___________________

  Medallion Signature Guarantee: ____________________

[For inclusion only if this Security bears a Restricted Securities Legend] In connection with any transfer of any of the Securities evidenced by this certificate which are "restricted securities" (as defined in Rule 144 (or any successor thereto) under the Securities
Act), the undersigned confirms that such Securities are being transferred:

CHECK ONE BOX BELOW

                  (1)    |_|   to the Company; or

                  (2)    |_|   pursuant  to  and  in  compliance   with
                               Rule 144A  under the  Securities  Act of
                               1933; or

                  (3)    |_|   pursuant  to  and  in  compliance   with
                               Regulation S under the Securities Act of 1933; or

                  (4)    |_|   to    an    institutional    "accredited
                               investor"    (as    defined    in   Rule
                               501(a)(1),  (2),  (3) or (7)  under  the
                               Securities   Act  of   1933)   that  has
                               furnished   to  the   Trustee  a  signed
                               letter        containing         certain
                               representations   and  agreements   (the
                               form of which letter can be obtained from the Trustee); or

                  (5)    |_|   pursuant    to   an    exemption    from
                               registration  under the  Securities  Act
                               of   1933    provided    by   Rule   144
                               thereunder.

                  Unless one of the boxes is checked, the Registrar will refuse to register any of the Securities evidenced by this certificate in the name of any person other than the registered holder thereof; provided, however, that if box (3), (4) or (5) is checked, the Trustee may require, prior to registering any such transfer of the Securities, such certifications and other information, and if box (5) is checked such legal opinions, as the Company has reasonably requested in writing, by delivery to the Trustee of a standing letter of instruction, to confirm that such transfer is being made pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933; provided that this paragraph shall not be applicable to any Securities which are not "restricted securities" (as defined in Rule 144 (or any successor thereto) under the Securities Act).


           Your Signature: __________________________________
(Sign exactly as your name appears on the other side of this Security)

Date:  __________________



Medallion Signature Guarantee:


________________________________





                 [TO BE ATTACHED TO GLOBAL SECURITIES]


                              SCHEDULE A


         The initial  principal  amount of this Global  Security  shall
be $      .  The  following  increases or  decreases  in the  principal amount of this Global Security have been made:

----------------- ---------------------- ----------------------- ----------------------- =====================
                  Amount of increase
                  in Principal Amount
                  of this Global         Amount of decrease in   Principal Amount of     Signature of
                  Security including     Principal Amount of     this Global Security    authorized
Date Made         upon exercise of       this Global Security    following such          signatory of
                  over-allotment option                          decrease or increase    Trustee or
                                                                                         Securities Custodian
----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================
----------------- ---------------------- ----------------------- ----------------------- =====================

----------------- ---------------------- ----------------------- ----------------------- =====================







                OPTION OF NOTEHOLDER TO ELECT PURCHASE


         If you want to elect to have this Security or a portion thereof repurchased by the Company pursuant to Section 3.08 or 4.07 of the Indenture, check the box: |_|

         If the purchase is in part, indicate the portion ($1,000 or any integral multiple thereof) to be purchased: ____________

          Your Signature:  ______________________________________
          (Sign exactly as your name appears on the other side of this Security)


Date:  ____________

Medallion Signature Guarantee: _____________________


                                  ELECTION TO CONVERT


To DoubleClick Inc.:

     The undersigned owner of this Security hereby irrevocably exercises the option to convert this Security, or the portion below designated, into Common Stock of DoubleClick Inc. in accordance with the terms of the Indenture referred to in this Security, and directs that the shares issuable and deliverable upon conversion, together with any check in payment for fractional shares, be issued in the name of and delivered to the undersigned, unless a different name has been indicated below. If shares are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto.

     The undersigned agrees to be bound by the terms of the Registration Agreement relating to the Common Stock issued upon conversion of the Securities.

     If you want to convert this Security in whole, check the box below. If you want to convert this Security in part, indicate the portion of this Security to be converted in the space provided below.

In whole |_|      or       Portion of Security to be
                           converted ($1,000 or any integral multiple thereof):

                                    $______________



Date:   ______________
                                        Your Signature:  ___________________
                                        (Sign  exactly as your name appears on
                                         the other side of this Security)


                                        Medallion Signature Guarantee:

                                        ________________________________


Please print or typewrite your name and address, including zip code, and social security or other identifying number:



If the Common Stock is to be issued and delivered to someone other than you, please print or typewrite the name and address, including zip code, and social security or other identifying number of that person:


                                                                      EXHIBIT B


                       FORM OF TRANSFER CERTIFICATE FOR TRANSFER
                      FROM GLOBAL SECURITY OR DEFINITIVE SECURITY
                                 TO DEFINITIVE SECURITY
        (Transfers pursuant to S 2.06(a)(ii) or S 2.06(a)(iii) of the Indenture)

The Bank of New York, as Registrar

   Attn:  Corporate Trust Trustee Administration

   Re:DoubleClick Inc. 4.75% Convertible Subordinated
        Notes due 2006 (the "Securities")

         Reference is hereby made to the Indenture dated as of March 22, 1999 (the "Indenture") between DoubleClick Inc. and The Bank of New York, as Trustee. Capitalized terms used but not defined herein shall have the meanings given them in the Indenture.

         This          letter          relates          to         U.S.
$           aggregate           principal           amount           of
Securities which are held [in the form of a [Definitive] [Global Security (CUSIP No. _____________)]* in the name of [name of transferor] (the "Transferor") to effect the transfer of the Securities.

         In connection with such request, and in respect of such Securities, the Transferor does hereby certify that such Securities are being transferred (i) in accordance with the transfer restrictions set forth in the Securities and the Indenture and (ii) to a transferee that the Transferor reasonably believes is an institutional "accredited investor" (as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D under the U.S. Securities Act of 1933, as amended) (an "Institutional Accredited Investor") which is acquiring such Securities for its own account or for one or more accounts, each of which is an Institutional Accredited Investors, over which it exercises sole investment discretion and (iii) in accordance with applicable securities laws of any state of the United States.

               [Name of Transferor],


               By ____________________________
                   Name:
                   Title:
Dated:

cc:  DoubleClick Inc.

Attn:  Secretary





                                                                       EXHIBIT C

          FORM OF ACCREDITED INVESTOR TRANSFEREE CERTIFICATE
       (Transfers pursuant to S 2.06(a)(ii) and S 2.06(a)(iii))

The Bank of New York, as Registrar

Attn:  Corporate Trust Trustee Administration

         Re:      DoubleClick  Inc.  4.75%   Convertible   Subordinated
Notes
                  due 2006 (the "Securities")

         Reference is hereby made to the Indenture dated as of March 22, 1999 (the "Indenture") between DoubleClick Inc., a Delaware corporation (the "Company"), and The Bank of New York, as Trustee
(the "Trustee"). Capitalized terms used but not defined herein shall have the meanings given them in the Indenture.

         In connection with our proposed purchase of $ aggregate principal amount of the Securities, which are convertible into shares of common stock ("Common Stock") of the Company, we confirm that:

                  1. We understand that the Securities and the Common Stock issuable upon conversion thereof have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold except as permitted in the following sentence. We understand and agree, on our own behalf and on behalf of any accounts for which we are acting as hereinafter stated, (x) that such Securities are being transferred to us in a transaction not involving any public offering within the meaning of the Securities Act,
         (y) that if we should resell, pledge or otherwise transfer any such Securities or any shares of Common Stock issuable upon conversion thereof prior to the later of (I) the expiration of the holding period under Rule 144(k) (or any successor thereto) under the Securities Act which is applicable to such Securities or shares of Common Stock, as the case may be, or (II) within three months after we cease to be an affiliate (within the meaning of Rule 144 under the Securities Act) of the Company, such Securities or the Common Stock issuable upon conversion thereof may be resold, pledged or transferred only (i) to the Company, (ii) so long as such Securities are eligible for resale pursuant to Rule 144A under the Securities Act ("Rule 144A"), to a person whom we reasonably believe is a "qualified institutional buyer" (as defined in Rule 144A) ("QIB") that purchases for its own account or for the account of a QIB to whom notice is given that the resale, pledge or transfer is being made in reliance on Rule 144A (as indicated by the box checked by the transferor on the Certificate of Transfer on the reverse of the certificate for the Securities), it being understood that the Common Stock is not eligible for resale pursuant to Rule 144A, (iii) in an offshore transaction (as defined in Regulation S under the Securities Act) in accordance with Regulation S under the Securities Act (as indicated by the box checked by the transferor on the Certificate of Transfer on the reverse of the certificate for the Securities or on a comparable Certificate of Transfer for the Common Stock issuable upon conversion thereof), (iv) to an institution that is an "accredited investor" as defined in Rule 501 (a)
         (1), (2), (3) or (7) under the Securities Act (an "Institutional Accredited Investor") (as indicated by the box checked by the transferor on the Certificate of Transfer on the reverse of the certificate for the Securities or on a comparable Certificate of Transfer for the Common Stock issuable upon conversion thereof) that is acquiring the securities for its own account or for the account of one or more other Institutional Accredited Investors over which it exercises sole investment discretion and that prior to such transfer, delivers a signed letter to the Company and the Trustee (or the transfer agent in the case of Common Stock issuable upon conversion thereof) certifying that it and each such account is such an Institutional Accredited Investor and is acquiring the Securities or the Common Stock issuable upon conversion thereof for investment purposes and not for distribution and agreeing to the restrictions on transfer of the Securities or the Common Stock issuable upon conversion thereof, (v) pursuant to an exemption from registration under the Securities Act provided by Rule 144 (if applicable) under the Securities Act (as indicated by the box checked transferor on the Certificate of Transfer on the reverse of the certificate for the Securities or a comparable Certificate of Transfer for the Common Stock issuable upon conversion thereof), or (vi) pursuant to an effective registration statement under the Securities Act, in each case in accordance with any applicable securities laws of any state of the United States, and we will notify any purchaser of the Securities or the Common Stock issuable upon conversion thereof from us of the above resale restrictions, if then applicable. We further understand that in connection with any transfer of the Securities or the Common Stock issuable upon conversion thereof (other than a transfer pursuant to clause (vi) above) by us that the Company and the Trustee (or the transfer agent in the case of Common Stock issuable upon conversion thereof) may request, and if so requested we will furnish, such certificates and other information and, in the case of a transfer pursuant to clause (v) above, a legal opinion as they may reasonably require to confirm that any such transfer complies with the foregoing restrictions. Finally, we understand that in any case we will not directly or indirectly engage in any hedging transactions with regard to the Securities or the Common Stock issuable upon conversion of the Securities except as permitted by the Securities Act.

                  2. We are able to fend for ourselves in connection with our purchase of the Securities, we have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Securities, and we and any accounts for which we are acting are each able to bear the economic risk of our or its investment and can afford the complete loss of such investment.

                  3. We understand that the Company and others will rely upon the truth and accuracy of the foregoing acknowledgments, representations, agreements and warranties and we agree that if any of the acknowledgments, representations, agreements or warranties made or deemed to have been made by us by our purchase of the Securities, for our own account or for one or more accounts as to each of which we exercise sole investment discretion, are no longer accurate, we shall promptly notify the Company.

                  4.       With respect to the certificates
         representing Securities we are purchasing, we understand that such certificates will be in definitive registered form and that the notification requirement referred to in (1) above requires that, until the expiration of the holding period with respect to sales of the Securities under clause
         (k) of Rule 144 under the Securities Act, that such Securities will bear a legend substantially to the following effect:

         "THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, AGREES FOR THE BENEFIT OF THE COMPANY THAT THIS SECURITY MAY NOT BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED (X) PRIOR TO THE EXPIRATION OF THE HOLDING PERIOD UNDER RULE 144(k) (OR ANY SUCCESSOR THERETO) UNDER THE SECURITIES ACT WHICH IS APPLICABLE TO THIS SECURITY OR (Y) BY ANY HOLDER THAT WAS AN "AFFILIATE" (WITHIN THE MEANING OF RULE 144 UNDER THE SECURITIES ACT) OF THE COMPANY AT ANY TIME DURING THE THREE MONTHS PRECEDING THE DATE OF SUCH TRANSFER, IN EITHER CASE OTHER THAN (1) TO THE COMPANY, (2) SO LONG AS THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A, PURCHASING FOR ITS OWN ACCOUNT OR FOR THE
ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE RESALE, PLEDGE OR OTHER TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A (AS INDICATED BY THE BOX CHECKED BY THE TRANSFEROR ON THE CERTIFICATE OF TRANSFER ON THE REVERSE OF THIS SECURITY), (3) IN AN OFFSHORE TRANSACTION (AS DEFINED IN REGULATION S UNDER THE SECURITIES ACT) IN ACCORDANCE WITH REGULATION S UNDER THE SECURITIES ACT (AS INDICATED BY THE BOX CHECKED BY THE TRANSFEROR ON THE CERTIFICATE OF TRANSFER ON THE REVERSE OF THIS SECURITY), (4) TO AN
INSTITUTION THAT IS AN "ACCREDITED INVESTOR" AS DEFINED IN RULE 501(a)(1), (2), (3) OR (7) UNDER THE SECURITIES ACT ("INSTITUTIONAL ACCREDITED INVESTOR") (AS INDICATED BY THE BOX CHECKED BY THE
TRANSFEROR ON THE CERTIFICATE OF TRANSFER ON THE REVERSE OF THIS SECURITY) THAT IS ACQUIRING THIS SECURITY FOR INVESTMENT PURPOSES AND NOT FOR DISTRIBUTION AND THAT, PRIOR TO SUCH TRANSFER, DELIVERS TO THE COMPANY AND THE TRUSTEE A SIGNED LETTER CONTAINING CERTAIN REPRESENTATIONS AND AGREEMENTS RELATING TO THE RESTRICTIONS ON TRANSFER OF THE SECURITY EVIDENCED HEREBY (THE FORM OF WHICH LETTER MAY BE OBTAINED FROM THE TRUSTEE), (5) PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144 (IF APPLICABLE) UNDER THE SECURITIES ACT (AS INDICATED BY THE BOX CHECKED BY THE TRANSFEROR ON THE CERTIFICATE OF TRANSFER ON THE REVERSE OF THIS SECURITY) OR (6) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, IN EACH CASE IN ACCORDANCE WITH ANY
APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES. PRIOR TO A TRANSFER OF THIS SECURITY (OTHER THAN A TRANSFER PURSUANT TO CLAUSE (6) ABOVE), THE HOLDER OF THIS SECURITY MUST, PRIOR TO SUCH TRANSFER, FURNISH TO THE COMPANY AND THE TRUSTEE SUCH CERTIFICATES AND OTHER INFORMATION AND, IN THE CASE OF A TRANSFER PURSUANT TO CLAUSE (5) ABOVE, A LEGAL OPINION AS THEY MAY REASONABLY REQUIRE TO CONFIRM THAT ANY TRANSFER BY IT OF THIS SECURITY COMPLIES WITH THE FOREGOING RESTRICTIONS. THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, REPRESENTS AND AGREES FOR THE BENEFIT OF THE COMPANY THAT IT IS (1) A QUALIFIED INSTITUTIONAL BUYER OR (2) AN INSTITUTIONAL
ACCREDITED INVESTOR AND THAT IT IS HOLDING THIS SECURITY FOR INVESTMENT PURPOSES AND NOT FOR DISTRIBUTION OR (3) NOT A U.S. PERSON AND IS OUTSIDE THE UNITED STATES WITHIN THE MEANING OF (OR AN ACCOUNT SATISFYING THE REQUIREMENTS OF PARAGRAPH (k)(2) OF RULE 902 UNDER) REGULATION S UNDER THE SECURITIES ACT. IN ANY CASE THE HOLDER HEREOF WILL NOT, DIRECTLY OR INDIRECTLY, ENGAGE IN ANY HEDGING TRANSACTIONS WITH REGARD TO THIS SECURITY OR ANY COMMON STOCK ISSUABLE UPON CONVERSION OF THIS SECURITY EXCEPT AS PERMITTED BY THE SECURITIES ACT."

                  5. With respect to certificates representing shares of Common Stock issuable upon conversion of the Securities, we understand that the notification requirement referred to in (1) above requires that, until the expiration of the holding period with respect to sales of such Common Stock under clause (k) of Rule 144 under the Securities Act, such certificates will bear a legend substantially to the effect set forth as Exhibit D to the Indenture and that a copy of such legend may be obtained from the Trustee.

                  6. We are acquiring the Securities purchased by us for investment purposes, and not for distribution, for our own account or for one or more accounts as to each of which we exercise sole investment discretion and we are and each such account is an Institutional Accredited Investor.

                  7. You and the Company are entitled to rely on this letter and you and the Company are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceeding or official inquiry with respect to the matters covered hereby.

                          Very truly yours,


                          ______________________________
                          (Name of Purchaser)


                          By:

                          ______________________________

Dated:


cc:   DoubleClick Inc.
      Attn:  Chief Financial Officer
      41 Madison Avenue, 32nd Floor
      New York, NY 10010



                                                              EXHIBIT D


                FORM OF RESTRICTED COMMON STOCK LEGEND

         "THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, AGREES FOR THE BENEFIT OF THE COMPANY THAT THIS SECURITY MAY NOT BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED (X) PRIOR TO THE EXPIRATION OF THE HOLDING PERIOD UNDER RULE 144(k) (OR ANY SUCCESSOR THERETO) UNDER THE SECURITIES ACT WHICH IS APPLICABLE TO THIS SECURITY OR (Y) BY ANY HOLDER THAT WAS AN "AFFILIATE" (WITHIN THE MEANING OF RULE 144 UNDER THE SECURITIES ACT) OF THE COMPANY AT ANY TIME DURING THE THREE MONTHS PRECEDING THE DATE OF SUCH TRANSFER, IN EITHER CASE, OTHER THAN (1) TO THE COMPANY,
(2) IN AN OFFSHORE TRANSACTION (AS DEFINED IN REGULATION S UNDER THE SECURITIES ACT) IN ACCORDANCE WITH REGULATION S UNDER THE SECURITIES ACT (AS INDICATED BY THE BOX CHECKED BY THE TRANSFEROR ON THE CERTIFICATE OF TRANSFER APPLICABLE TO THIS SECURITY, THE FORM OF WHICH MAY BE OBTAINED FROM THE COMPANY OR THE TRANSFER AGENT), (3) TO AN INSTITUTION THAT IS AN "ACCREDITED INVESTOR" AS DEFINED IN RULE 501(a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
SECURITIES ACT PROVIDED BY RULE 144 (IF APPLICABLE) UNDER THE SECURITIES ACT (AS INDICATED BY THE BOX CHECKED BY THE TRANSFEROR ON THE CERTIFICATE OF TRANSFER APPLICABLE TO THIS SECURITY, THE FORM OF WHICH MAY BE OBTAINED FROM THE COMPANY OR THE TRANSFER AGENT) OR
(5) PURSUANT   TO  AN  EFFECTIVE   REGISTRATION   STATEMENT  UNDER  THE
SECURITIES  ACT,  IN  EACH  CASE  IN  ACCORDANCE  WITH  ANY  APPLICABLE
SECURITIES LAWS OF ANY STATE OF THE UNITED STATES. PRIOR TO A TRANSFER OF THIS SECURITY (OTHER THAN A TRANSFER PURSUANT TO CLAUSE (5) ABOVE), THE HOLDER OF THIS SECURITY MUST, PRIOR TO SUCH
TRANSFER, FURNISH TO THE COMPANY AND THE TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AND, IN THE CASE OF A TRANSFER PURSUANT TO CLAUSE (4) ABOVE, A LEGAL OPINION AS THEY MAY REASONABLY REQUIRE TO CONFIRM THAT ANY TRANSFER BY IT OF THIS SECURITY COMPLIES WITH THE FOREGOING RESTRICTIONS. THE HOLDER HEREOF, BY PURCHASING THIS SECURITY, REPRESENTS AND AGREES FOR THE BENEFIT OF THE COMPANY THAT IT IS (1) AN INSTITUTION THAT IS AN "ACCREDITED INVESTOR" AS DEFINED IN RULE 501(a)(1), (2), (3) OR (7) UNDER THE SECURITIES ACT AND THAT IT IS HOLDING THIS SECURITY FOR INVESTMENT PURPOSES AND NOT FOR DISTRIBUTION OR (2) NOT A U.S. PERSON AND IS OUTSIDE THE UNITED STATES WITHIN THE MEANING OF (OR AN ACCOUNT SATISFYING THE REQUIREMENTS OF PARAGRAPH (k)(2) OF RULE 902 UNDER) REGULATION S
UNDER THE SECURITIES ACT. IN ANY CASE THE HOLDER HEREOF WILL NOT, DIRECTLY OR INDIRECTLY, ENGAGE IN ANY HEDGING TRANSACTION WITH REGARD TO THIS SECURITY EXCEPT AS PERMITTED BY THE SECURITIES ACT."







                                                     EXHIBIT E

          FORM OF TRANSFER CERTIFICATE FOR TRANSFER
                  OF RESTRICTED COMMON STOCK
      (Transfers pursuant to S 5.16(c) of the Indenture)

[Name and Address of Common Stock Transfer Agent]

         Re:      DoubleClick    Inc.    4.75%     Convertible
                  Subordinated    Notes    due    2006    (the
                  "Securities")

         Reference is hereby made to the Indenture dated as of March 22, 1999 (the "Indenture") between DoubleClick Inc. and The Bank of New York, as Trustee. Capitalized terms used but not defined herein shall have the meanings given them in the Indenture.

         This letter relates to _________ shares of Common Stock represented by the accompanying certificate(s) that were issued upon conversion of Securities and which are held in the name of [name of transferor] (the "Transferor") to effect the transfer of such Common Stock.

         In connection with the transfer of such shares of Common Stock, the undersigned confirms that such shares of Common Stock are being transferred:

CHECK ONE BOX BELOW

                  (1)    |_|   to the Company; or

                  (2)    |_|   pursuant  to and in  compliance
                               with  Regulation  S  under  the
                               Securities Act of 1933; or

                  (3)    |_|   to       an       institutional
                               "accredited    investor"    (as
                               defined   in  Rule   501(a)(1),
                               (2),   (3)  or  (7)  under  the
                               Securities  Act of  1933)  that
                               has  furnished  to the transfer
                               agent    a    signed     letter
                               containing              certain
                               representations             and
                               agreements  (the  form of which
                               letter  can  be  obtained  from
                               the    Company   or    transfer
                               agent); or

                  (4)    |_|   pursuant to an  exemption  from
                               registration      under     the
                               Securities    Act    of    1933
                               provided     by    Rule     144
                               thereunder.

                  Unless  one of the  boxes  is  checked,  the
                  transfer  agent will refuse to register  any
                  of  the  Common  Stock   evidenced  by  this
                  certificate   in  the  name  of  any  person
                  other than the  registered  holder  thereof;
                  provided,  however,  that if box (2), (3) or
                  (4)  is  checked,  the  transfer  agent  may
                  require,   prior  to  registering  any  such
                  transfer   of   the   Common    Stock   such
                  certifications  and other  information,  and
                  if box (4) is checked  such legal  opinions,
                  as the Company has  reasonably  requested in
                  writing,  by delivery to the transfer  agent
                  of a  standing  letter  of  instruction,  to
                  confirm  that such  transfer  is being  made
                  pursuant  to  an  exemption  from,  or  in a
                  transaction     not    subject    to,    the
                  registration     requirements     of     the
                  Securities Act of 1933.


             [Name of Transferor],


             By _____________________________
                 Name:
                 Title:


Dated:

cc:  DoubleClick Inc.

Attn:  Secretary





--------
*        Applicable to Global Securities only.

**       Applicable to Definitive Securities only.

*        Insert, if appropriate.





EXHIBIT 6.2



                           DoubleClick Inc.

             4.75% Convertible Subordinated Notes due 2006

                        REGISTRATION AGREEMENT


                                                     New York, New York
                                                         March 22, 1999

Salomon Smith Barney Inc.
BT Alex. Brown Incorporated
Donaldson, Lufkin & Jenrette Securities Corporation

As Representatives of the Initial Purchasers Named in
  Schedule I to the Purchase Agreement (as defined below)
388 Greenwich Street
New York, New York 10013

Ladies and Gentlemen:

         DoubleClick Inc., a Delaware corporation (the "Company"), proposes to issue and sell (such issuance and sale, the "Initial Placement") to the several parties named in Schedule I to the Purchase Agreement (the "Initial Purchasers") for whom you (the "Representatives") are acting as representatives, upon the terms set forth in a purchase agreement dated March 17, 1999 (the "Purchase Agreement"), $200,000,000 aggregate principal amount (plus up to an additional $50,000,000 aggregate principal amount to cover over-allotments, if any) of its 4.75% Convertible Subordinated Notes due 2006 (the "Securities"). The Securities will be convertible into shares of common stock, par value $.001 per share, of the Company at the conversion price set forth in the Offering Memorandum (as defined herein), as the same may be adjusted from time to time pursuant to the Indenture referred to below. As an inducement to you to enter into the Purchase Agreement and in satisfaction of a condition to your obligations thereunder, the Company agrees with you, (i) for your benefit and (ii) for the benefit of the holders from time to time of the Securities and the Common Stock issuable upon conversion of the Securities (including you), as follows:

1. Definitions. Capitalized terms used herein without definition shall have the respective meanings set forth in the Purchase Agreement. As used in this Agreement, the following capitalized terms shall have the following meanings:

         "Act" means the Securities Act of 1933, as amended, and the rules and regulations of the SEC promulgated thereunder.

         "Affiliate" of any specified person means any other person, directly or indirectly, controlling or controlled by or under direct or indirect common control with such specified person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlling", "controlled by" and "under common control with"), as used with respect to any person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of such person, whether through the ownership of voting securities or by agreement or otherwise.

         "Business Day" has the meaning set forth in the Indenture.

         "Closing Date" means March 22, 1999.

         "Common Stock" means the common stock, par value $.001 per share, of the Company, as it exists on the date of this Agreement and any other shares of capital stock or other securities of the Company into which such Common Stock may be reclassified or changed, together with any and all other securities which may from time to time be issuable upon conversion of Securities.

         "Damages Payment Date" means, with respect to the Securities or the Common Stock issuable upon conversion thereof, as applicable, each Interest Payment Date; and in the event that any Security, or portion thereof, is called for redemption or surrendered for purchase by the Company and not withdrawn pursuant to a Designated Event Offer (as defined in the Indenture), the relevant redemption date or Designated Event Payment Date (as defined in the Indenture), as the case may be, shall also be a Damages Payment Date with respect to such Security, or portion thereof, unless the Indenture provides that accrued and unpaid interest on the Security (or portion thereof) to be redeemed or repurchased, as the case may be, is to be paid to the person who was the Holder thereof on a record date prior to such redemption date or Designated Event Payment Date, as the case may be, in which case the Damages Payment Date shall be the date on which interest is payable to such Record Holder.

         "Default Rate" has the meaning set forth in the Indenture.

         "DTC" has the meaning set forth in Section 3(k) hereof.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

         "Final Maturity Date" means March 15, 2006.

         "Holder" means a person who is a holder or beneficial owner (including the Initial Purchasers) of any Securities or shares of Common Stock issued upon conversion of Securities; provided that, unless otherwise expressly stated herein, only registered holders of Securities or Common Stock issued on conversion thereof shall be counted for purposes of calculating any proportion of holders entitled to take any action or give notice pursuant to this Agreement.

         "Indenture" means the Indenture relating to the Securities dated as of March 22, 1999, between the Company and The Bank of New York, as trustee, as the same may be amended from time to time in accordance with the terms thereof.

         "Initial Placement" has the meaning set forth in the preamble hereto.

         "Initial Purchasers" has the meaning set forth in the preamble hereto.

         "Interest Payment Date" shall mean each March 15and
         September 15.

         "Liquidated Damages" has the meaning set forth in Section
         2(e) hereof.

        "Majority Holders" means the Holders of a majority of the then outstanding aggregate principal amount of Securities registered under a Shelf Registration Statement; provided that Holders of Common Stock issued upon conversion of Securities shall be deemed to be Holders of the aggregate principal amount of Securities from which such Common Stock was converted; and provided, further, that Securities or Common Stock which have been sold or otherwise transferred pursuant to the Shelf Registration Statement shall not be included in the calculation of Majority Holders.

         "Majority Underwriting Holders" means, with respect to any Underwritten Offering, the Holders of a majority of the then outstanding aggregate principal amount of Securities registered under any Shelf Registration Statement whose Securities are or are to be included in such Underwritten Offering; provided that Holders of Common Stock issued upon conversion of Securities should be deemed to be Holders of the aggregate principal amount of Securities from which such Common Stock was converted.

         "Managing Underwriters" means the Underwriter or Underwriters that shall administer an Underwritten Offering.

         "NASD" has the meaning set forth in Section 3(i) hereof.

         "Notice and Questionnaire" means a Notice of Registration Statement and Selling Securityholder Questionnaire substantially in the form of Exhibit A hereto.

         "Offering Memorandum" means the Final Memorandum as defined in the Purchase Agreement.

         "Person" and "person" have the meaning set forth in the Indenture.

         "Prospectus" means the prospectus included in any Shelf Registration Statement (including, without limitation, a prospectus that discloses information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A under the Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Securities or Common Stock issuable upon conversion thereof covered by such Shelf Registration Statement, and all amendments and supplements to such prospectus, including all documents incorporated or deemed to be incorporated by reference in such prospectus.

         "Purchase Agreement" has the meaning set forth in the preamble hereto.

         "Record Holder" means (i) with respect to any Damages Payment Date which occurs on an Interest Payment Date, each person who is registered on the books of the registrar as the holder of Securities at the close of business on the record date with respect to such Interest Payment Date and (ii) with respect to any Damages Payment Date relating to the Common Stock issued upon conversion thereof, each person who is a holder of record of such Common Stock fifteen days prior to the Damages Payment Date.

         "Registration Default" has the meaning set forth in Section
2(e) hereof.

         "Representatives" has the meaning set forth in the preamble thereto.

         "Rule 144" means Rule 144 (or any successor provision) under the Act.

         "SEC" means the Securities and Exchange Commission.

         "Securities" has the meaning set forth in the preamble hereto.

         "Shelf Registration" means a registration effected pursuant to Section 2 hereof.

         "Shelf Registration Period" has the meaning set forth in
Section 2(c) hereof.

         "Shelf Registration Statement" means a "shelf" registration statement of the Company pursuant to the provisions of Section 2 hereof which covers all of the Securities and the Common Stock issuable upon conversion thereof, as applicable, on Form S-3 or on another appropriate form for an offering to be made on a delayed or continuous basis pursuant to Rule 415 under the Act, or any similar rule that may be adopted by the SEC, and all amendments and supplements to such registration statement, including post-effective amendments, in each case including the Prospectus contained therein, all exhibits thereto and all documents incorporated or deemed to be incorporated by reference therein.

         "Stock Split" has the meaning set forth in the Indenture.

         "Suspension Period" has the meaning set forth in Section
2(d) hereof.

         "Transfer Restricted Securities" means each Security and each share of Common Stock issued upon conversion thereof until the earlier of (A) date on which such Security or share of Common Stock, as the case may be, (i) has been transferred pursuant to the Shelf Registration Statement or another registration statement covering such Security or share of Common Stock which has been filed with the SEC pursuant to the Act, in either case after such registration statement has become effective and while such registration statement is effective under the Act, (ii) has been transferred pursuant to Rule 144 under the Act (or any similar provision then in force), or
(iii) may be sold or transferred pursuant to Rule 144(k) under the Act (or any successor provision then in force), or (B) that is the second anniversary of the Closing Date or, if later, the second anniversary of the last date on which any Securities are issued upon exercise of the Initial Purchasers' over-allotment option.

         "Trustee" means the trustee with respect to the Securities under the Indenture.

         "Underwriter" means any underwriter of Securities or Common Stock issuable upon conversion thereof in connection with an offering thereof under a Shelf Registration Statement.

         "Underwritten Offering" means an offering in which the Securities or Common Stock issued upon conversion thereof are sold to an Underwriter or with the assistance of an Underwriter for reoffering to the public.

         All references in this Agreement to financial statements and schedules and other information which is "contained", "included", or "stated" in the Shelf Registration Statement, any preliminary Prospectus or Prospectus (and all other references of like import) shall be deemed to mean and include all such financial statements and schedules and other information which is incorporated or deemed to be incorporated by reference in such Shelf Registration Statement, preliminary Prospectus or Prospectus, as the case may be; and all references in this Agreement to amendments or supplements to the Shelf Registration Statement, any preliminary Prospectus or Prospectus shall be deemed to mean and include the filing of any document under the Exchange Act, after the date of such Shelf Registration Statement, preliminary Prospectus or Prospectus, as the case may be, which is incorporated or deemed to be incorporated by reference therein.

2.       Shelf Registration Statement.

(a) The Company shall prepare and, not later than 60 days following the Closing Date, shall file with the SEC a Shelf Registration Statement with respect to resales of the Securities and the Common Stock issuable upon conversion thereof by the Holders from time to time in accordance with the methods of distribution elected by such Holders and set forth in such Shelf Registration Statement and thereafter shall use its reasonable best efforts to cause such Shelf Registration Statement to be declared effective under the Act within 150 days after the Closing Date; provided that if any Securities are issued upon exercise of the over-allotment option granted to the Initial Purchasers in the Purchase Agreement and the date on which such Securities are issued occurs after the Closing Date, the Company will take such steps, prior to the effective date of the Shelf Registration Statement, to ensure that such Securities and Common Stock issuable upon conversion thereof are included in the Shelf Registration Statement on the same terms as the Securities issued on the Closing Date. The Company shall supplement or amend the Shelf Registration Statement if required by the rules, regulations or instructions applicable to the registration form used by the Company for the Shelf Registration Statement, if required by the Act, the Exchange Act or the SEC.

(b) (1) Not less than 30 calendar days prior to the effectiveness of the Shelf Registration Statement, the Company shall mail the Notice and Questionnaire to the Holders of Securities and Common Stock issued upon conversion thereof. No Holder shall be entitled to be named as a selling securityholder in the Shelf Registration Statement, and no Holder shall be entitled to use the Prospectus forming a part thereof for resales of Securities or Common Stock issued upon conversion thereof at any time, unless such Holder has returned a completed and signed Notice and Questionnaire to the Company by the deadline for responses set forth therein; provided, however, that Holders of Securities or Common Stock issued upon conversion thereof shall have at least 20 calendar days from the date on which the Notice and Questionnaire is first mailed to such Holders to return a completed and signed Notice and Questionnaire to the Company.

(2) After the Shelf Registration Statement has become effective, the Company shall, upon the request of any Holder of Securities or Common Stock issued or issuable upon conversion thereof that has not returned a completed Notice and Questionnaire, promptly send a Notice and Questionnaire to such Holder. The Company shall not be required to take any action to name such Holder as a selling securityholder in the Shelf Registration Statement or to enable such Holder to use the Prospectus forming a part thereof for resales of Securities or Common Stock issued or issuable upon conversion thereof until such Holder has returned a completed and signed Notice and Questionnaire to the Company, whereupon the Company will be required to take such action.

(c) The Company shall keep the Shelf Registration Statement continuously effective under the Act in order to permit the Prospectus forming part thereof to be usable by all Holders until the earliest of (i) the second anniversary of the Closing Date or, if later, the second anniversary of the last date on which any Securities are issued upon exercise of the Initial Purchasers' over-allotment option, (ii) the date on which all the Securities and Common Stock issued or issuable upon conversion thereof may be sold by non-affiliates ("affiliates" for such purpose having the meaning set forth in Rule 144) of the Company pursuant to paragraph (k) of Rule 144 (or any successor provision) promulgated by the SEC under the Act, (iii) the date as of which all the Securities and Common Stock issued or issuable upon conversion thereof have been transferred pursuant to Rule 144 under the Securities Act (or any similar provision then in force) and (iv) such date as of which all the Securities and the Common Stock issued or issuable upon conversion thereof have been sold pursuant to the Shelf Registration Statement (in any such case, such period being called the "Shelf Registration Period"). The Company will, subject to Section 2(d), prepare and file with the SEC such amendments and post-effective amendments to the Shelf Registration Statement as may be necessary to keep the Shelf Registration Statement continuously effective for the Shelf Registration Period; subject to Section 2(d), cause the related Prospectus to be supplemented by any required supplement, and as so supplemented to be filed pursuant to Rule 424 (or any similar provisions then in force) under the Act; and, comply in all material respects with the provisions of the Act with respect to the disposition of all securities covered by the Shelf Registration Statement during the applicable period in accordance with the intended methods of disposition by the sellers thereof set forth in such Shelf Registration Statement as so amended or such Prospectus as so supplemented.

(d) The Company may suspend the use of the Prospectus for a period not to exceed 30 days in any three-month period or for three periods not to exceed an aggregate of 90 days in any twelve-month period (the "Suspension Period") for valid business reasons, to be determined by the Company in its sole reasonable judgment (not including avoidance of the Company's obligations hereunder), including, without limitation, the acquisition or divestiture of assets, public filings with the SEC, pending corporate developments and similar events; provided that the Company promptly thereafter complies with the requirements of Section 3(j) hereof, if applicable; provided, that the existence of a Suspension Period will not prevent the occurrence of a Registration Default or otherwise limit the obligation of the Company to pay Liquidated Damages. The Company shall provide notice to the Holders of a Suspension Period as required under Section 3(c)(1)(iv) hereof.

(e) If (i) the Shelf Registration Statement is not filed with the SEC on or prior to 60 days after the Closing Date,
(ii) the Shelf Registration Statement has not been declared effective by the SEC within 150 days after the Closing Date, or (iii) the Shelf Registration Statement is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by a replacement shelf registration statement filed and declared effective) or usable (including as a result of a Suspension Period) for the offer and sale of Transfer Restricted Securities for a period of time (including any Suspension Period) which shall exceed 60 days in the aggregate in any twelve-month period during the period beginning on the Closing Date and ending on the second anniversary of the Closing Date or, if later, the second anniversary of the last date on which any Securities are issued upon exercise of the Initial Purchasers' over-allotment option (each such event referred to in clauses (i) through (iii), a "Registration Default"), the Company will pay liquidated damages ("Liquidated Damages") to each Holder of Transfer Restricted Securities who has complied with such Holder's obligations under this Agreement. The amount of Liquidated Damages payable during any period in which a Registration Default has occurred and is continuing is the amount which is equal to one-quarter of one percent (25 basis points) per annum per $1,000 principal amount of Securities and $2.50 per annum per 6.06061 shares of Common Stock (subject to adjustment in the event of a stock split, stock recombination, stock dividend and the like) constituting Transfer Restricted Securities for the first 90 days during which a Registration Default has occurred and is continuing and one-half of one percent (50 basis points) per annum per $1,000 principal amount of Securities and $5.00 per annum per 6.06061 shares of Common Stock (subject to adjustment as set forth above) constituting Transfer Restricted Securities for any additional days during which a Registration Default has occurred and is continuing; provided that, the Company hereby agrees that, upon the occurrence of the Stock Split (which it is currently contemplated will occur on April 2, 1999), the Liquidated Damages payable in respect of Common Stock shall be automatically adjusted to $2.50 per annum per 12.12121 shares of Common Stock for the first such 90 days during which a Registration Default has occurred and is continuing and $5.00 per annum per 12.12121 shares of Common Stock for any additional days during which such Registration Default has occurred and is continuing (in each case subject to further adjustment from time to time in the event of a stock split, stock recombination, stock dividend and the like), it being understood that all calculations pursuant to this and the preceding sentence shall be carried out to five decimals. Following the cure of all Registration Defaults, Liquidated Damages will cease to accrue with respect to such Registration Default. All accrued Liquidated Damages shall be paid by wire transfer of immediately available funds or by federal funds check by the Company on each Damages Payment Date and Liquidated Damages will be calculated on the basis of a 360-day year consisting of twelve 30-day months. In the event that any Liquidated Damages are not paid when due, then to the extent permitted by law, such overdue Liquidated Damages, if any, shall bear interest until paid at the Default Rate, compounded semi-annually. The parties hereto agree that the Liquidated Damages provided for in this Section 2(e) constitute a reasonable estimate of the damages that may be incurred by Holders by reason of a Registration Default.

(f) All of the Company's obligations (including, without limitation, the obligation to pay Liquidated Damages) set forth in the preceding paragraph which are outstanding or exist with respect to any Transfer Restricted Security at the time such security ceases to be a Transfer Restricted Security shall survive until such time as all such obligations with respect to such security shall have been satisfied in full.

(g) Immediately upon the occurrence or the termination of a Registration Default, the Company shall give the Trustee, in the case of notice with respect to the Securities, and the transfer and paying agent for the Common Stock, in the case of notice with respect to Common Stock issued or issuable upon conversion thereof, notice of such commencement or termination, of the obligation to pay Liquidated Damages with regard to the Securities and Common Stock and the amount thereof and of the event giving rise to such commencement or termination (such notice to be contained in an Officers' Certificate (as such term is defined in the Indenture)), and prior to receipt of such Officer' Certificate the Trustee and such transfer and paying agent shall be entitled to assume that no such commencement or termination has occurred, as the case may be.

(h) All Securities which are redeemed, purchased or otherwise acquired by the Company or any of its subsidiaries or affiliates (as defined in Rule 144 (or any successor provision) under the Act) prior to the Final Maturity Date shall be delivered to the Trustee for cancellation and the Company may not hold or resell such Securities or issue any new Securities to replace any such Securities or any Securities that any Holder has converted pursuant to the Indenture. All shares of Common Stock issued upon conversion of the Securities which are repurchased or otherwise acquired by the Company or any of its subsidiaries or affiliates (as defined in Rule 144 (or any successor provision) under the Act) at any time while such shares are "restricted securities" within the meaning of Rule 144 shall not be resold or otherwise transferred except pursuant to a registration statement which has been declared effective under the Act.

3.       Registration Procedures. In connection with any Shelf
Registration Statement, the following provisions shall apply:

(a) The Company shall furnish to you, prior to the filing thereof with the SEC, a copy of any Shelf Registration Statement, and each amendment thereof (excluding amendments caused by the filing by the Company with the SEC of a report required by the Exchange Act), a copy of any Prospectus, and each amendment or supplement, if any, to the Prospectus included therein and shall use its best efforts to reflect in each such document, when so filed with the SEC, such comments as Salomon Smith Barney Inc. reasonably may propose. Salomon Smith Barney Inc. shall promptly furnish to the Company any comments it may have to such documents mentioned in the foregoing sentence.

(b) The Company shall ensure that (i) any Shelf Registration Statement and any amendment thereto and any Prospectus forming part thereof and any amendment or supplement thereto comply in all material respects with the Act and the rules and regulations thereunder, (ii) any Shelf Registration Statement and any amendment thereto does not, when it becomes effective, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading and (iii) any Prospectus forming part of any Shelf Registration Statement, and any amendment or supplement to such Prospectus, does not include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading; provided that the Company makes no representation or agreement with respect to information with respect to you, any Underwriter or any Holder required to be included in any Shelf Registration or Prospectus pursuant to the Act or the rules and regulations thereunder and which information is included therein in reliance upon and in conformity with information furnished to the Company in writing by you, any Underwriter or any such Holder.

(c) (1) The Company, as promptly as reasonably practicable, shall advise you and each Holder that has returned a completed and signed Notice and Questionnaire to the Company and, if requested by you or any such Holder, confirm such advice in writing:

(i)                                 when a Shelf Registration
                  Statement and any amendment thereto has been filed with the SEC and when the Shelf Registration
                  Statement or any post-effective amendment thereto has become effective;

(ii)                                of any request by the SEC for
                  amendments or supplements to the Shelf Registration Statement or the Prospectus or for additional information;

(iii)                               of the determination by the
                  Company that a post-effective amendment to the Shelf Registration Statement would be appropriate; and

(iv)                                of the commencement or termination
                  of any Suspension Period.

(2)                        The Company shall advise you and each
         Holder that has returned a completed and signed Notice and Questionnaire to the Company and, if requested by you or any such Holder, confirm such advice in writing:

(i)                                 of the issuance by the SEC of any
                  stop order suspending the effectiveness of the Shelf Registration Statement or the initiation of any proceedings for that purpose;

(ii)                                of the receipt by the Company of
                  any notification with respect to the suspension of the qualification of the Securities included in any Shelf Registration Statement for sale in any jurisdiction or the initiation or threat of any proceeding for such purpose; and

(iii)                               of the suspension of the use of
                  the Prospectus pursuant to Section 2(d) hereof or of the happening of any event that requires the making of any changes in the Shelf Registration Statement or the Prospectus so that, as of such date, the statements therein are not misleading and the Shelf Registration Statement or the Prospectus, as the case may be, does not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading (which advice shall be accompanied by an instruction to suspend the use of the Prospectus until the requisite changes have been made).

(d) The Company shall use its reasonable best efforts to obtain the withdrawal of any order suspending the effectiveness of any Shelf Registration Statement or the lifting of any suspension of the qualification (or exemption from qualification) of any of the Securities for offer or sale in any jurisdiction at the earliest possible time.

(e) The Company shall furnish to each Holder of Securities and the Common Stock issued upon conversion thereof included within the coverage of any Shelf Registration Statement, without charge, at least one copy of such Shelf Registration
Statement and any post-effective amendment thereto, including financial statements and schedules, and, if the Holder so requests in writing, all exhibits (including those incorporated by reference).

(f) The Company shall, during the Shelf Registration Period, deliver to each Holder of Securities or the Common Stock issued upon conversion thereof included within the coverage of any Shelf Registration Statement, without charge, as many copies of the Prospectus (including each preliminary Prospectus) included in such Shelf Registration Statement and any amendment or supplement thereto as such Holder may reasonably request; and, except during the continuance of any Suspension Period, the Company consents to the use of the Prospectus or any amendment or supplement thereto by each of the selling Holders in connection with the offering and sale of the Securities or the Common Stock issued upon conversion thereof covered by the Prospectus or any amendment or supplement thereto.

(g) Prior to any offering of Securities or the Common Stock issued upon conversion thereof pursuant to any Shelf Registration Statement, the Company shall register or qualify or cooperate with the Holders of Securities and the Common Stock issued upon conversion thereof included therein and their respective counsel in connection with the registration or qualification (or exemption from such registration or qualification) of such Securities or Common Stock for offer and sale, as the case may be, under the securities or blue sky laws of such jurisdictions as any such Holders reasonably request in writing and do any and all other acts or things necessary or advisable to enable the offer and sale in such jurisdictions of the Securities and the Common Stock issued upon conversion thereof covered by such Shelf Registration Statement; provided, however, that the Company will not be required to (A) qualify generally to do business in any jurisdiction where it is not then so qualified or to
(B) take any action which would subject it to general service of process or to taxation in any such jurisdiction where it is not then so subject.

(h) The Company shall cooperate with the Holders to facilitate the timely preparation and delivery of certificates representing Securities or the Common Stock issued upon conversion thereof to be sold pursuant to any Shelf Registration Statement free of any restrictive legends and in such denominations and registered in such names as Holders may request prior to sales of Securities or the Common Stock issued upon conversion thereof pursuant to such Shelf Registration Statement.

(i) Subject to the exceptions contained in (A) and (B) of subsection (g) hereof, the Company shall use its best efforts to cause the Securities and Common Stock issued upon conversion thereof covered by the applicable Shelf Registration Statement to be registered with or approved by such other federal, state and local governmental agencies or authorities, and self-regulatory organizations in the United States as may be necessary to enable the Holders to consummate the disposition of such Securities and Common Stock issued upon conversion thereof as contemplated by the Shelf Registration Statement; without limitation to the foregoing, the Company shall make all filings and provide all such information as may be required by the National Association of Securities Dealers, Inc. (the "NASD") in connection with the offering under the Shelf Registration Statement of the Securities and Common Stock issued upon conversion thereof (including, without limitation, such as may be required by NASD Rule 2710 or 2720), and shall cooperate with each Holder in connection with any filings required to be made with the NASD by such Holder in that regard.

(j) Upon the occurrence of any event contemplated by paragraph 3(c)(2)(iii) above and subject to Section 3(a) hereof, the Company shall promptly prepare and file with the SEC a post-effective amendment to any Shelf Registration Statement or an amendment or supplement to the related Prospectus or any document incorporated therein by reference or file a document which is incorporated or deemed to be incorporated by reference in such Shelf Registration Statement or Prospectus, as the case may be, so that, as thereafter delivered to purchasers of the Securities or the Common Stock issued upon conversion thereof included therein, the Shelf Registration Statement and the Prospectus, in each case as then amended or supplemented, will not include an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein (in the case of the Prospectus in light of the circumstances under which they were made) not misleading and in the case of a post-effective amendment, use its best efforts to cause it to become effective as promptly as practicable; provided that the Company's obligations under this paragraph (j) shall be suspended if the Company has suspended the use of the Prospectus in accordance with Section 2(d) hereof and given notice of such suspension to Holders, it being understood that the Company's obligations under this Subsection (j) shall be automatically reinstated at the end of such Suspension Period.

(k) The Company shall use its reasonable best efforts to cause The Depository Trust Company ("DTC") on the first Business Day following the effective date of any Shelf Registration Statement hereunder or as soon as possible thereafter to remove (i) from any existing CUSIP number assigned to the Securities any designation indicating that the Securities are ""restricted securities", which efforts shall include delivery to DTC of a letter executed by the Company substantially in the form of Exhibit B hereto and (ii) any other stop or restriction on DTC's system with respect to the Securities. In the event the Company is unable to cause DTC to take actions described in the immediately preceding sentence, the Company shall take such actions as Salomon Smith Barney Inc. may reasonably request to provide, as soon as practicable, a CUSIP number for the Securities registered under such Shelf Registration Statement and to cause such CUSIP number to be assigned to such Securities (or to the maximum aggregate principal amount of the Securities to which such number may be assigned). Upon compliance with the foregoing requirements of this Section 3(k), the Company shall provide the Trustee with global certificates for such Securities in a form eligible for deposit with DTC.

(l) The Company shall use its best efforts to comply with all applicable rules and regulations of the SEC and shall make generally available to its security holders as soon as practicable but in any event not later than 15 months after (i) the effective date of the applicable Shelf Registration Statement, (ii) the effective date of each post-effective amendment to any Shelf Registration Statement, and (iii) the date of each filing by the Company with the SEC of an Annual Report on Form 10-K that is incorporated by reference or deemed to be incorporated by reference in the Shelf Registration Statement, an earnings statement satisfying the provisions of Section II(a) of the Act and Rule 158 promulgated by the SEC thereunder.

(m) The Company shall use its best efforts to cause the Indenture to be qualified under the TIA (as defined in the Indenture) in a timely manner.

(n) The Company shall cause all Common Stock issued or issuable upon conversion of the Securities to be listed on each securities exchange or quotation system on which the Common Stock is then listed no later than the date the applicable Shelf Registration Statement is declared effective and, in connection therewith, to make such filings as may be required under the Exchange Act and to have such filings declared effective as and when required thereunder.

(o) The Company may require each Holder of Securities or the Common Stock issued upon conversion thereof to be sold pursuant to any Shelf Registration Statement to furnish to the Company such information regarding the Holder and the distribution of such Securities or Common Stock sought by the Notice and Questionnaire and such additional information as may, from time to time, be required by the Act and the rules and regulations promulgated thereunder, and the obligations of the Company to any Holder hereunder shall be expressly conditioned on the compliance of such Holder with such request.

(p) The Company shall, if reasonably requested, use its best efforts to promptly incorporate in a Prospectus supplement or post-effective amendment to a Shelf Registration Statement (i) such information as the Majority Holders provide or, if the Securities or Common Stock are being sold in an Underwritten Offering, as the Managing Underwriters or the Majority Underwriting Holders reasonably agree should be included therein and provide to the Company in writing for inclusion in the Shelf Registration Statement or Prospectus, and (ii) such information as a Holder may provide from time to time to the Company in writing for inclusion in a Prospectus or any Shelf Registration Statement concerning such Holder and the distribution of such Holder's Securities and Common Stock and, in either case, shall make all required filings of such Prospectus supplement or post-effective amendment as soon as practicable after being notified in writing of the matters to be incorporated in such Prospectus supplement or post-effective amendment, provided that the Company shall not be required to take any action under this Section 3(p) that is not, in the reasonable opinion of counsel for the Company, in compliance with applicable law.

(q) The Company shall enter into such customary agreements (including underwriting agreements) and take all other appropriate actions as may be reasonably requested in order to expedite or facilitate the registration or the disposition of the Securities or the Common Stock issued or issuable upon conversion thereof, and in connection therewith, if an underwriting agreement is entered into, cause the same to contain indemnification and contribution provisions and procedures no less favorable than those set forth in Section 5 (or such other reasonable and customary provisions and procedures acceptable to the Majority Underwriting Holders and the Managing Underwriters, if any, with respect to all parties to be indemnified pursuant to Section 5). The plan of distribution in the Shelf Registration Statement and the Prospectus included therein shall permit resales of the Securities or Common Stock issuable upon conversion thereof to be made by selling security holders through underwriters, brokers and dealers, and shall also include such other information as Salomon Smith Barney Inc. may reasonably request.

(r) The Company shall (i) make reasonably available for inspection by the Holders of Securities and the Common Stock issued upon conversion thereof registered or to be registered under a Shelf Registration Statement, any Underwriter participating in any disposition pursuant to such Shelf Registration Statement, and any attorney, accountant or other agent retained by the Holders or any such Underwriter all relevant financial and other records, pertinent corporate documents and properties of the Company and its subsidiaries as is customary for due diligence examinations in connection with public offerings; (ii) cause the Company's officers, directors and employees to supply all relevant information reasonably requested by the Holders or any such Underwriter, attorney, accountant or agent in connection with any such Shelf Registration Statement as is customary for similar due diligence examinations; provided, however, that any information that is designated in writing by the Company, in its sole discretion, as confidential at the time of delivery of such information shall be kept confidential by the Holders or any such Underwriter, attorney, accountant or agent, unless disclosure thereof is made in connection with a court, administrative or regulatory proceeding or required by law, or such information has become available to the public generally through the Company or through a third party without an accompanying obligation of confidentiality; provided, further, that if the foregoing inspection and information gathering specified in subsections (i) and
(ii) would, in the Company's reasonable judgment, disrupt the Company's conduct of business, such inspections and information gathering shall be coordinated on behalf of the Holders and the other parties entitled thereto by one counsel designated by or on behalf of the Majority Holders (or, in the case of an Underwritten Offering, the Majority Underwriting Holders and the Managing Underwriters);
(iii) make such representations and warranties to the Holders of Securities and the Common Stock issued upon conversion thereof registered thereunder and the Underwriters, if any, in form, substance and scope as are customarily made by issuers to Underwriters and covering matters including, but not limited to, those set forth in the Purchase Agreement; (iv) obtain opinions of counsel to the Company and updates thereof (which counsel and opinions, in form, scope and substance, shall be reasonably satisfactory to the Managing Underwriters, if any) addressed to each selling Holder and the Underwriters, if any, covering such matters as are customarily covered in opinions requested in public offerings;
(v) obtain "cold comfort" letters and updates thereof from the independent certified public accountants of the Company (and, if necessary, any other independent certified public accountants of any subsidiary of the Company or of any business acquired by the Company for which financial statements and financial data are, or are required to be, included in the Shelf Registration Statement), addressed to each selling Holder of Securities and Common Stock issued upon conversion thereof registered thereunder (provided such Holder furnishes the accountants with such representations as the accountants customarily require in similar situations) and the Underwriters, if any, in customary form and covering matters of the type customarily covered in "cold comfort" letters in connection with primary underwritten offerings; and (vi) deliver such documents and certificates as may be reasonably requested by the Majority Holders or, in the case of an Underwritten Offering, the Majority Underwriting Holders, and the Managing Underwriters, if any, including those to evidence compliance with Section 3(j) and with any customary conditions contained in the underwriting agreement or other agreement entered into by the Company. The foregoing actions set forth in clauses (iii), (iv), (v) and (vi) of this Section 3(r) shall be performed at (A) the effectiveness of such Shelf Registration Statement and each post-effective amendment thereto and (B) each closing under any underwriting or similar agreement as and to the extent required thereunder.

(s) Each Holder agrees that, upon receipt of notice of the happening of an event described in Sections 3(c)(1)(ii) through and including 3(c)(1)(iv) and Sections 3(c)(2)(i) through and including 3(c)(2)(iii), each Holder shall forthwith discontinue (and shall cause its agents and representatives to discontinue) disposition of the Securities and the Common Stock issuable upon conversion thereof and will not resume disposition of such Securities or the Common Stock until such Holder has received copies of an amended or supplemented Prospectus contemplated by Section 3(j) hereof, or until such Holder is advised in writing by the Company that the use of the Prospectus may be resumed or that the relevant Suspension Period has been terminated, as the case may be, provided that, the foregoing shall not prevent the sale, transfer or other disposition of Securities or Common Stock issuable upon conversion thereof by a Holder in a transaction which is exempt from, or not subject to, the registration requirements of the Act, so long as such Holder does not and is not required to deliver the applicable Prospectus or Shelf Registration Statement in connection with such sale, transfer or other disposition, as the case may be; and provided, further, that the provisions of this paragraph (s) shall not prevent the occurrence of a Registration Default or otherwise limit the obligation of the Company to pay Liquidated Damages.

(t) Anything herein to contrary notwithstanding, the Company will not be required to pay the costs and expenses of, or to participate in the marketing or "road show" presentations of, more than one Underwritten Offering initiated at the request of the Holders of Securities or shares of Common Stock issued or issuable upon conversion thereof, or to effect more than one Underwritten Offering at the request of such Holders. The Company will not be required to pay the costs and expenses of, or to participate in the marketing or "road show" presentations of, an Underwritten Offering unless Holders of at least the Minimum Amount (as defined below) of Securities and/or Common Stock issued or issuable on conversion thereof have requested that such Securities and/or shares of Common Stock be included in such an Underwritten Offering. For purposes of this Agreement, the "Minimum Amount" means 25% of the aggregate principal amount of Securities originally issued under the Indenture; provided that, for purposes of computing the Minimum Amount, Holders of Common Stock issued upon conversion of Securities shall be deemed to be holders of the aggregate principal amount of Securities which were converted into those shares of Common Stock. Only Holders of Securities or shares of Common Stock issued or issuable upon conversion thereof which are Transfer Restricted Securities shall be entitled to include such Securities or shares of Common Stock in an Underwritten Offering and only Transfer Restricted Securities shall be included in the computation of the Minimum Amount. The Underwritten Offering initiated by Holders as aforesaid shall include both Securities and Common Stock if so requested by the Holders. Upon receipt by the Company, from Holders of at least the Minimum Amount of Securities and/or Common Stock issued or issuable upon conversion thereof, of a request for an Underwritten Offering, the Company will, within 10 days thereafter, mail notice to all Holders of Securities and shares of Common Stock issued upon conversion/hereof stating that: (i) the Company has received a request from the Holders of the requisite amount of Securities and/or Common Stock issued or issuable on conversion thereof to effect an Underwritten Offering on behalf of such Holders; (ii) under the terms of this Agreement, all Holders of Securities and shares of Common Stock issued or issuable upon conversion thereof which are Transfer Restricted Securities may include their Securities and shares of Common Stock in such Underwritten Offering, subject to the terms and conditions set forth in this Agreement and subject to the right of the Managing Underwriters to reduce, in light of market conditions and other similar factors, the aggregate principal amount of Securities and number of shares of Common Stock included in such Underwritten Offering; (iii) all Holders electing to include Securities or shares of Common Stock in such Underwritten Offering must notify the Company in writing of such election (the "Election"), and setting forth an address and facsimile number to which such written elections may be sent and the deadline (which shall be 12:00 midnight on the 30th calendar day after such notice is mailed to Holders or, if not a Business Day, the next succeeding Business Day (the "Deadline")) by which such elections must be received by the Company; and (iv) setting forth such other instructions as shall be necessary to enable Holders to include their Securities and shares of Common Stock in such Underwritten Offering. No Holder shall be entitled to participate in an Underwritten Offering unless such Holder notifies the Company of such Election by the Deadline. Notwithstanding anything to the contrary contained herein, if the Managing Underwriters for an Underwritten Offering to be effected pursuant to this Section 3(t) advise the Holders of the Securities and shares of the Common Stock to be included in such Underwritten Offering that, because of aggregate principal amount of Securities and/or number of shares of Common Stock that such Holders have requested be included in the Underwritten Offering, the success of the offering would likely be materially adversely affected by the inclusion of all of the Securities and shares of Common Stock requested to be included, then the principal amount of Securities and the number of shares of Common Stock to be offered for the accounts of Holders shall be reduced pro rata, according to the aggregate principal amount of Securities and number of shares of Common Stock, respectively, requested for inclusion by each such Holder, to the extent necessary to reduce the size of the offering to the size recommended by the Managing Underwriter. Notwithstanding anything to the contrary contained herein, neither the Company nor any Person, other than a Holder of Securities or shares of Common Stock issued or issuable upon conversion thereof and only with respect to its Transfer Restricted Securities, shall be entitled to include any securities in the Underwritten Offering.

4. Registration Expenses. The Company shall bear all expenses incurred in connection with the performance of its obligations under Sections 2 and 3 hereof and shall reimburse the Holders for the reasonable fees and disbursements of one firm or counsel designated by the Majority Holders to act as counsel for the Holders in connection therewith. Notwithstanding the provisions of this Section 4, each Holder shall bear the expense of any broker's commission, agency fee or Underwriter's discount or commission.

5.       Indemnification and Contribution.

(a)                                 (i)     The Company agrees to
                  indemnify and hold harmless each Holder of Securities and each Holder of Common Stock issued upon conversion thereof covered by any Shelf Registration Statement (including the Initial Purchasers), the directors, officers, employees and agents of each such Holder and each person who controls any such Holder within the meaning of either the Act or the Exchange Act against any and all losses, claims, damages or liabilities, joint or several, to which they or any of them may become subject under the Act, the Exchange Act or other Federal or state law or regulation, at common law or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in the Shelf Registration Statement as originally filed or in any amendment thereof, or in any preliminary Prospectus or Prospectus, or in any amendment thereof or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, and agrees to reimburse each such indemnified party, as incurred, for any legal or other expenses reasonably incurred by any of them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon (A) any such untrue statement or alleged untrue statement or omission or alleged omission made therein in reliance upon and in conformity with written information furnished to the Company by or on behalf of any such Holder or any Initial Purchaser specifically for inclusion therein, (B) use of a Shelf Registration Statement or the related Prospectus during a period when a stop order has been issued in respect of such Shelf Registration or any proceedings for that purpose have been initiated or use of a Prospectus when use of such Prospectus has been suspended pursuant to
                  Section 2(d) or Section 3(s); provided, further, in each case, that Holders received prior notice of such stop order, initiation of proceedings or suspension, or (C) if the Holder fails to deliver a Prospectus, as then amended or supplemented, provided that the Company shall have delivered to such Holder such Prospectus, as then amended or supplemented. This indemnity agreement will be in addition to any liability which the Company may otherwise have.

(ii)                                The Company also agrees to
                  indemnify and to contribute to Losses, as provided in Section 5(d), of any Underwriters of Securities or Common Stock issued upon conversion thereof registered under a Shelf Registration Statement, their officers and directors and each person who controls any such Underwriter within the meaning of either the Act or the Exchange Act on substantially the same basis as that of the indemnification of the Initial Purchasers and the selling Holders provided in this Section 5(a) and shall, if requested by any Holder, enter into an underwriting agreement reflecting such agreement, as provided in
                  Section 3(q) hereof. This indemnity agreement will be in addition to any liability which the Company may otherwise have.

(b) Each Holder of Securities or Common Stock issued upon conversion thereof covered by a Shelf Registration Statement (including the Initial Purchasers) severally and not jointly agrees to indemnify and hold harmless (i) the Company, (ii) each of its directors, (iii) each of its officers who signs such Shelf Registration Statement and (iv) each person who controls the Company within the meaning of either the Act or the Exchange Act to the same extent as the foregoing indemnity from the Company to each such Holder, but only with reference to written information relating to such Holder furnished to the Company by or on behalf of such Holder specifically for inclusion in the documents referred to in the foregoing indemnity. This indemnity agreement will be in addition to any liability which any such Holder may otherwise have.

(c) Promptly after receipt by an indemnified party under this Section 5 of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against the indemnifying party under this Section 5, notify the indemnifying party in writing of the commencement thereof; but the failure so to notify the indemnifying party (i) will not relieve it from liability under paragraph (a) or (b) above unless and to the extent it did not otherwise learn of such action and such failure results in the forfeiture by the indemnifying party of substantial rights and defenses; and (ii) will not, in any event, relieve the indemnifying party from any obligations to any indemnified party other than the indemnification obligation provided in paragraph (a) or (b) above. The indemnifying party shall be entitled to appoint counsel of the indemnifying party's choice at the indemnifying party's expense to represent the indemnified party in any action for which indemnification is sought (in which case the indemnifying party shall not thereafter be responsible for the fees and expenses of any separate counsel retained by the indemnified party or parties except as set forth below); provided, however, that such counsel shall be reasonably satisfactory to the indemnified party. Notwithstanding the indemnifying party's election to appoint counsel to represent the indemnified party in an action, the indemnified party shall have the right to employ separate counsel (including local counsel), and the indemnifying party shall bear the reasonable fees, costs and expenses of such separate counsel (and local counsel) if (i) the use of counsel chosen by the indemnifying party to represent the indemnified party would present such counsel with a conflict of interest; (ii) the actual or potential defendants in, or targets of, any such action include both the indemnified party and the indemnifying party and the indemnified party shall have reasonably concluded that there may be legal defenses available to it and/or other indemnified parties which are different from or additional to those available to the indemnifying party; (iii) the indemnifying party shall not have employed counsel satisfactory to the indemnified party to represent the indemnified party within a reasonable time after notice of the institution of such action; or (iv) the indemnifying party shall authorize the indemnified party to employ separate counsel at the expense of the indemnifying party. Notwithstanding the foregoing, the Company shall not, in the connection with any one action or proceeding or separate but substantially similar or related actions or proceedings in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of more than one separate counsel (in addition to one separate local counsel) at any time for the indemnified parties, which firm or firms (including any local counsel) shall be designated by Salomon Smith Barney Inc. An indemnifying party will not, without the prior written consent of the indemnified party, which consent will not be unreasonably withheld, settle or compromise or consent to the entry of any judgment with respect to any pending or threatened claim, action, suit or proceeding in respect of which indemnification or contribution may be sought hereunder (whether or not the indemnified parties are actual or potential parties to such claim or action) unless such settlement, compromise or consent includes an unconditional release of such indemnified party from all liability arising out of such claim, action, suit or proceeding. The Company shall not be liable for any losses, claims, damages or liabilities by reason of any settlement of any action or proceeding effected without the Company's prior written consent, which consent will not be unreasonably withheld.

(d) In the event that the indemnity provided in paragraph (a) or (b) of this Section 5 is unavailable to or insufficient to hold harmless an indemnified party for any reason, then each applicable indemnifying party, in lieu of indemnifying such indemnified party, shall have an obligation to contribute to the aggregate losses, claims, damages and liabilities (including legal or other expenses reasonably incurred in connection with investigating or defending same) (collectively "Losses"), as incurred, to which such indemnified party may be subject in such proportion as is appropriate to reflect the relative benefits received by such indemnifying party, on the one hand, and such indemnified party, on the other hand, from the Initial Placement and the Shelf Registration Statement which resulted in such Losses; provided, however, that in no case shall the Initial Purchasers be responsible, in the aggregate, for any amount in excess of the purchase discount or commission applicable to the Securities, as set forth on the cover page of the Offering Memorandum, nor shall any Underwriter be responsible for any amount in excess of the underwriting discount or commission applicable to the Securities and Common Stock issued upon conversion thereof purchased by such Underwriter under the Shelf Registration Statement which resulted in such Losses. If the allocation provided by the immediately preceding sentence is unavailable for any reason, the indemnifying party and the indemnified party shall contribute in such proportion as is appropriate to reflect not only such relative benefits but also the relative fault of such indemnifying party, on the one hand, and such indemnified party, on the other hand, in connection with the statements or omissions which resulted in such Losses as well as any other relevant equitable considerations. Benefits received by the Company shall be deemed to be equal to the sum of (x) the total net proceeds from the Initial Placement (before deducting expenses) as set forth on the cover page of the Offering Memorandum and (y) the total amount of Liquidated Damages that the Company was not required to pay as a result of registering the Securities and Common Stock issued upon conversion thereof covered by the Shelf Registration Statement which resulted in such Losses. Benefits received by the Initial Purchasers shall be deemed to be equal to the total purchase discounts and commissions as set forth on the cover page of the Offering Memorandum, and benefits received by any other Holders shall be deemed to be equal to the value of receiving Securities or the Common Stock issuable upon conversion thereof registered under the Act. Benefits received by any Underwriter shall be deemed to be equal to the total underwriting discounts and commissions, as set forth on the cover page of the Prospectus forming a part of the Shelf Registration Statement (or the applicable Prospectus supplement) which resulted in such Losses. Relative fault shall be determined by reference to whether any untrue statement or omission or alleged untrue statement or omission relates to information provided by the indemnifying party, on the one hand, or by the indemnified party, on the other hand. The parties agree that it would not be just and equitable if contribution were determined by pro rata allocation or any other method of allocation which does not take account of the equitable considerations referred to above. Notwithstanding the provisions of this paragraph (d), no person guilty of fraudulent misrepresentation (within the meaning of Section 1 l(f) of the Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. For purposes of this Section 5, each person who controls a Holder within the meaning of either the Act or the Exchange Act and each director, officer, employee and agent of such Holder shall have the same rights to contribution as such Holder, and each person who controls the Company within the meaning of either the Act or the Exchange Act, each officer of the Company who shall have signed the Shelf Registration Statement and each director of the Company shall have the same rights to contribution as the Company, and each person who controls an Underwriter within the meaning of either the Act or the Exchange Act and each officer and director of each Underwriter shall have the same rights to contribution as such Underwriter, subject in each case to the applicable terms and conditions of this paragraph (d).

(e) The provisions of this Section 5 will remain in full force and effect, regardless of any investigation made by or on behalf of any Holder, any Underwriter or the Company or any of the officers, directors or controlling persons referred to in Section 5 hereof, and will survive the sale by a Holder of Securities or shares of Common Stock covered by a Shelf Registration Statement.

6.       Miscellaneous.

(a) No Inconsistent Agreements. The Company has not, as of the date hereof, entered into nor shall it, on or after the date hereof, enter into, any agreement with respect to its securities that is inconsistent with the rights granted to the Holders herein or otherwise conflicts with the provisions hereof.

(b) Amendments and Waivers. The provisions of this Agreement, including the provisions of this sentence, may not be amended, qualified, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, unless the Company has obtained the written consent of the Majority Holders; provided that with respect to any matter that directly or indirectly affects the rights of the Initial Purchasers hereunder, the Company shall obtain the written consent of each of the Initial Purchasers against which such amendment, qualification, supplement, waiver or consent is to be effective. Notwithstanding the foregoing (except the foregoing proviso), a waiver or consent to departure from the provisions hereof with respect to a matter that relates exclusively to the rights of Holders whose Securities or Common Stock are being sold pursuant to a Shelf Registration Statement and that does not directly or indirectly affect the rights of other Holders may be given by the Majority Holders, determined on the basis of Securities or Common Stock issued upon conversion thereof being sold rather than registered under such Shelf Registration Statement.

(c) Notices. All notices and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, first-class mail, telecopier, or air courier guaranteeing overnight delivery:

(1)                        if to you, initially at the address set
         forth in the Purchase Agreement;

(2) if to any other Holder, at the most current address given by such Holder to the Company in accordance with the provisions of this Section 6(c), which address initially is, with respect to each Holder, the address of such Holder maintained by the Registrar under the Indenture or, in the case of Common Stock, the address maintained by the registrar of the Common Stock, with a copy in like manner to Salomon Smith Barney Inc.; and

(3)                        if to the Company, initially at its
         address set forth in the Purchase Agreement.

         All such notices and communications shall be deemed to have been duly given when received, if delivered by hand or air courier, and when sent, if sent by first-class mail or telecopier.

         The Initial Purchasers or the Company by notice to the other may designate additional or different addresses for subsequent notices or communications.

(d) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties, including, without the need for an express assignment or any consent by the Company thereto, subsequent Holders. The Company hereby agrees to extend the benefits of this Agreement to any Holder and Underwriter and any such Holder and Underwriter may specifically enforce the provisions of this Agreement as if an original party hereto. In the event that any other person shall succeed to the Company under the Indenture as provided in Article VII thereof, then such successor shall enter into an agreement, in form and substance reasonably satisfactory to the Initial Purchasers, whereby such successor shall assume all of the Company's obligations under this Agreement.

(e) Counterparts. This agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

(f) Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

(g) GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED IN SAID STATE, WITHOUT REGARD, TO THE EXTENT PERMITTED BY APPLICABLE LAW, TO THE CONFLICTS OF LAW RULES THEREOF.

(h) Severability. In the event that any one of more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected thereby, it being intended that all of the rights and privileges of the parties shall be enforceable to the fullest extent permitted by law.

(i) Securities Held by the Company, etc. Whenever the consent or approval of Holders of a specified percentage of principal amount of Securities or the Common Stock issuable upon conversion thereof is required hereunder, Securities or the Common Stock issued upon conversion thereof held by the Company or its Affiliates (other than subsequent Holders of Securities or the Common Stock issued upon conversion thereof if such subsequent Holders are deemed to be Affiliates solely by reason of their holdings of such Securities) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage.

         Please confirm that the foregoing correctly sets forth the agreement between the Company and you.

                            Very truly yours,

                            DOUBLECLICK INC.



         _____________________________________
         Name:
         Title:


The foregoing Agreement is hereby
confirmed and accepted as of the date
first above written.

SALOMON SMITH BARNEY INC.
BT ALEX.BROWN INCORPORATED
DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION
For themselves and the other Initial
Purchases named in Schedule I to the
Purchase Agreement

BY:      SALOMON SMITH BARNEY INC.



By:
         Name:
         Title:









                                                              EXHIBIT A

                           DoubleClick Inc.

                   Notice of Registration Statement

                                  and

                 Selling Securityholder Questionnaire


         Reference is hereby made to the Registration Agreement (the "Registration Agreement") between DoubleClick Inc., a Delaware corporation (the "Company"), and the Initial Purchasers named therein. Pursuant to the Registration Agreement, the Company has filed or will file with the United States Securities and Exchange Commission (the "Commission") a registration statement on Form S-3 (the "Shelf Registration Statement") for the registration and resale under Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), of the Company's 4.75% Convertible Subordinated Notes due 2006 (the "Securities"), and the shares of the Company's common stock, par value $.001 per share (the "Common Stock"), issuable upon conversion thereof. A copy of the Registration Agreement is attached hereto. All capitalized terms not otherwise defined herein shall have the meanings ascribed thereto in the Registration Agreement.

         Each holder and beneficial owner of Transfer Restricted Securities is entitled to have its Transfer Restricted Securities included in the Shelf Registration Statement. In order to have Transfer Restricted Securities included in the Shelf Registration Statement, this Notice of Registration Statement and Selling Securityholder Questionnaire ("Notice and Questionnaire") must be completed, executed and delivered to the Company's counsel at the following address, for receipt ON OR BEFORE [DEADLINE FOR RESPONSE]:
[NAME AND ADDRESS OF COUNSEL]. Holders or beneficial owners of Transfer Restricted Securities who do not complete, execute and return this Notice and Questionnaire by such date (i) will not be named as selling securityholders in the Shelf Registration Statement and (ii) may not use the Prospectus forming a part thereof for resales of Transfer Restricted Securities, subject, however, to the Company's obligations under Section 2(b)(2) of the Registration Agreement.

         Certain legal consequences arise from being named as a selling securityholder in the Shelf Registration Statement and related Prospectus. Accordingly, holders and beneficial owners of Transfer Restricted Securities are advised to consult their own securities law counsel regarding the consequences of being named or not being named as a selling securityholder in the Shelf Registration Statement and related Prospectus.

                               ELECTION

         The undersigned (the "Selling Securityholder") hereby elects to include in the Shelf Registration Statement the Transfer Restricted Securities held or beneficially owned by it and listed below in Item (3)(b). The undersigned, by signing and returning this Notice and Questionnaire, agrees to be bound with respect to such Transfer Restricted Securities by the terms and conditions of this Notice and Questionnaire and the Registration Agreement, including, without limitation, the indemnification set forth in Section 5 of the Registration Agreement, as if the undersigned Selling Securityholder were an original party thereto.

QUESTIONNAIRE

(1)      (a)      Full legal name of Selling Securityholder:

         (b) Full legal name of registered holder (if not the same as in (a) above) of Transfer Restricted Securities listed in (3) below (if the Transfer Restricted Securities are held through a broker-dealer or other third party and, as a result, you do not know the legal name of the registered holder, please complete Item (l)(c) below):

         (c) Full legal name of broker-dealer or other third party through which Transfer Restricted Securities listed in (3) below are held:

(2)      Address for notices to Selling Securityholder:




Telephone:
Fax:
Contact Person:


(3)      Beneficial ownership of Transfer Restricted Securities.

         Except as set forth below in this Item (3), the undersigned does not beneficially own any Securities or shares of Common Stock which constitute Transfer Restricted Securities.

         (a)      Principal amount of Securities constituting
Transfer Restricted Securities beneficially owned:

         Number of shares of Common Stock, if any, constituting
Transfer Restricted Securities (include only shares of Common Stock which have actually been issued, not shares issuable upon future conversion of Securities):

         The undersigned also may be deemed to beneficially own such number of shares of Common Stock as may be issued from time to time upon conversion of the Securities listed in Item (3)(a) above.

         (b) Principal amount of Securities and number of shares of outstanding Common Stock constituting Transfer Restricted
Securities which the undersigned wishes to be included in the Shelf Registration Statement:

         Unless otherwise indicated in the space provided below, all Securities, all shares of Common Stock listed in response to Item
(3)(a) above, and all shares of Common Stock issuable upon conversion of the Securities listed in response to Item (3)(b)above, will be included in the Shelf Registration Statement. If the undersigned does not wish all such Securities or shares of Common Stock to be so included, please indicate below the number of such shares to be included:



(4)      Beneficial ownership of other securities of the Company:

         Except as set forth below in this item (4), the undersigned Selling Securityholder is not the beneficial or registered owner of any shares of Common Stock or any other securities of the Company, other than Securities and shares of Common Stock listed above in Item
(3).

         State any exceptions here:





(5)      Relationships with the Company:

         Except as set forth below, neither the Selling
Securityholder nor any of its officers, directors or 5% or greater stockholders has held any position or office or has had any other material relationship with the Company (or its predecessors or affiliates)during the past three years.

         State any exceptions here:







(6)      Plan of Distribution:

         Except as set forth below, the undersigned Selling Securityholder intends to distribute the Transfer Restricted Securities listed above in Item (3) only as follows (if at all): Such Transfer Restricted Securities may be sold from time to time by the undersigned Selling Securityholder (i) to or through underwriters, brokers or dealers; (ii) directly to one or more other purchasers;
(iii) through agents on a best-efforts basis or otherwise; or (iv) through a combination of any such methods of sale. Such Transfer Restricted Securities may be sold from time to time in one or more transactions at a fixed price or prices, which may be changed, at market prices prevailing at the time of sale, at prices related to such prevailing market prices, at varying prices determined at the time of sale, or at negotiated prices. Such sales may be effected in transactions (which may involve crosses or block transactions) (i) on any national securities exchange or quotation service on which the Transfer Restricted Securities may be listed or quoted at the time of sale, (ii) in the over-the-counter market, (iii) in transactions otherwise than on such exchanges or services or in the over-the-counter market, or (iv) through the writing of options. In connection with sales of the Transfer Restricted Securities or otherwise, the Selling Securityholder may enter into hedging transactions with brokers-dealers or others, which may in turn engage in short sales of the Transfer Restricted Securities in the course of hedging the positions they assume. The Selling Securityholder may also sell Transfer Restricted Securities short and deliver Transfer Restricted Securities to close out such short positions, or loan or pledge Transfer Restricted Securities to brokers-dealers or others that in turn may sell such securities. The Selling Securityholder may pledge or grant a security interest in some or all of the Transfer Restricted Securities owned by it and, if it defaults in the performance of its secured obligations, the pledgees or secured parties may offer and sell the Transfer Restricted Securities from time to time pursuant to the Prospectus. The Selling Securityholder also may transfer and donate shares in other circumstances in which case the transferees, donees, pledgees or other successors in interest will be the selling stockholders for purposes of the Prospectus. The Selling Securityholder may sell short the Common Stock and may deliver the Prospectus in connection with such short sales and use the shares covered by the Prospectus to cover such short sales.

         State any exceptions here:

         By signing below, the Selling Securityholder acknowledges that it understands its obligation to comply, and agrees that it will comply, with the provisions of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, particularly Regulation M and the prospectus delivery requirements under the Securities Act.

         In the event that the Selling Securityholder transfers all or any portion of the Transfer Restricted Securities listed in Item
(3) above after the date on which such information is provided to the Company (other than a transaction as a result of which such securities shall no longer be Transfer Restricted Securities), the Selling Securityholder agrees to notify the transferees at the time of the transfer of its rights and obligations under this Notice and Questionnaire and the Registration Agreement.

         By signing below, the Selling Securityholder consents to the disclosure of the information contained herein in its answers to Items (1) through (6) above and the inclusion of such information in the Shelf Registration Statement and related Prospectus. The Selling Securityholder understands that such information will be relied upon by the Company in connection with the preparation of the Shelf Registration Statement and related Prospectus.

         The Selling Securityholder agrees to promptly notify the Company of any inaccuracies or changes in the information provided herein which may occur subsequent to the date hereof at any time while the Shelf Registration Statement remains in effect. All notices hereunder and pursuant to the Registration Agreement shall be made in writing, by hand-delivery, first class mail, or air courier guaranteeing overnight delivery as follows:

                  DoubleClick Inc.
                  41 Madison Avenue, 32nd Floor
                  New York, New York 10010
                  Attention: Chief Financial Officer

         Once this Notice and Questionnaire is executed by the Selling Securityholder and received by the Company, the terms of this Notice and Questionnaire, and the representations and warranties contained herein, shall be binding on, shall inure to the benefit of and shall be enforceable by the respective successors, heirs, personal representatives, and assigns of the Company and the Selling Securityholder (with respect to the Transfer Restricted Securities beneficially owned by such Selling Securityholder and listed in Item
(3)(b) above). This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York.






         IN WITNESS WHEREOF, the undersigned, by authority duly given, has caused this Notice and Questionnaire to be executed and delivered either in person or by its duly authorized agent.

Dated:

                             Selling Securityholder
                             (Print/type full legal name of
                             beneficial owner of Transfer Restricted
                             Securities).



                             By:
                             Name:
                             Title:



                                                     EXHIBIT B


          FORM OF LETTER TO BE PROVIDED BY ISSUER TO

                 THE DEPOSITORY TRUST COMPANY


The Depository Trust Company
7 Hanover Square, 23rd Floor
New York, NY 10004

         Re.      4.75% Convertible Subordinated Notes due
                  2006 (the "Securities") of DoubleClick Inc.

Ladies and Gentlemen:

         Please be advised that the Securities and Exchange
Commission has declared effective a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, with regard to all of the Securities referenced above.
Accordingly, there is no longer any restriction as to whom such Securities may be sold and any restrictions on the CUSIP designation are no longer appropriate and may be removed. I understand that upon receipt of this letter, DTC will remove any stop or restriction on its system with respect to this issue.

         As always, please do not hesitate to call if we can of further assistance.

                                   Very truly yours,



                                   By:
                                   Authorized Officer