Form 10-Q
period 1999-06-30
DOUBLECLICK INC
filed 1999-08-13
CIK 1049480

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR


              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-23709

                                DOUBLECLICK INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                  13-3870996
         (STATE OF JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

                          41 MADISON AVENUE, 32ND FLOOR
                            NEW YORK, NEW YORK 10010
                                 (212) 683-0001

                        (ADDRESS, INCLUDING ZIP CODE AND
                      TELEPHONE NUMBER, INCLUDING AREA CODE
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


    Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 1999, there were 39,780,153 shares of the registrant's common stock outstanding.

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
PART I.       FINANCIAL INFORMATION

     Consolidated Balance Sheet as of June 30, 1999 and
     December 31, 1998 .......................................................1

     Consolidated Statement of Operations for the three and six months ended June 30, 1999 and 1998......................................2

     Consolidated Statement of Cash Flows for the six months
     ended June 30, 1999 and 1998.............................................3

     Consolidated Statement of Stockholders' Equity for the
     six months ended June 30, 1999 and 1998..................................4

     Notes to Consolidated Financial Statements...............................5

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations...........................10


PART II.      OTHER INFORMATION..............................................35

                                DOUBLECLICK INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            JUNE 30,   DECEMBER 31,
                                                             1999         1998
                                                           ---------    ---------
                                                          (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..............................   $ 321,654    $ 127,171
Short-term investments .................................      51,334        9,643
Accounts receivable, less allowances of $5,501
   and $3,929...........................................      20,351       31,342
Prepaid expenses and other current assets ..............       2,033          869
                                                           ---------    ---------


     Total current assets ..............................     395,372      169,025

Property and equipment, net ............................      21,168       13,741
Investments and other assets ...........................       5,801          855
                                                           ---------    ---------

     Total assets ......................................   $ 422,341    $ 183,621
                                                           =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .......................................   $  12,465    $  20,583
Accrued expenses .......................................      15,590       12,220
Deferred revenues ......................................       6,482        1,683
Deferred license and service fees ......................         344          421
                                                           ---------    ---------

     Total current liabilities .........................      34,881       34,907

Convertible subordinated notes .........................     250,000         --
Other liabilities ......................................         295          375

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001;
     39,734,929 and 39,135,774 shares outstanding ......          40           39
Additional paid-in capital .............................     205,221      203,417
Accumulated deficit ....................................     (67,253)     (54,717)
Deferred compensation ..................................        (265)        (441)
Other accumulated comprehensive income (loss) ..........        (578)          41
                                                           ---------    ---------

     Total stockholders' equity ........................     137,165      148,339
                                                           ---------    ---------

     Total liabilities and stockholders' equity ........   $ 422,341    $ 183,621
                                                           =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                         ---------------------------  -------------------------
                                              1999        1998            1999        1998
                                            --------    --------        --------    --------
Revenues ................................   $ 30,992    $ 17,293        $ 53,079    $ 30,297
Cost of revenues ........................     14,940      11,724          25,038      20,569
                                            --------    --------        --------    --------

     Gross profit .......................     16,052       5,569          28,041       9,728
                                            --------    --------        --------    --------

Operating expenses
     Sales and marketing ................     14,002       6,885          25,059      12,508
     General and administrative .........      4,485       2,621           8,750       4,970
     Product development ................      4,080       1,554           7,691       2,579
     Facility relocation & other ........        488        --             2,132        --
                                            --------    --------        --------    --------

     Total operating expenses ...........     23,055      11,060          43,632      20,057
                                            --------    --------        --------    --------

Loss from operations ....................     (7,003)     (5,491)        (15,591)    (10,329)

Interest and other, net .................      1,392         817           3,055       1,228
                                            --------    --------        --------    --------

Net loss ................................   ($ 5,611)   ($ 4,674)       ($12,536)   ($ 9,101)
                                            ========    ========        ========    ========

Basic and diluted net loss per share ....   $  (0.14)   $  (0.14)       $  (0.32)   $  (0.34)
                                            ========    ========        ========    ========

Weighted average shares used in basic and
diluted net loss per share calculation ..     39,600      32,918          39,435      27,101
                                            ========    ========        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                              1999         1998
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................   $ (12,536)   $  (9,101)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
     Depreciation and amortization ......................................       2,504          762
     Facility relocation and other ......................................       1,363         --
     Amortization of deferred compensation ..............................         176          367
     Amortization of deferred financing .................................         142         --
     Provision for bad debts and advertisers discounts ..................       1,572          245
     Changes in operating assets and liabilities:
         Accounts receivable ............................................       9,419       (9,680)
         Prepaid expenses and other current assets ......................      (1,175)        (432)
         Accounts payable ...............................................      (8,118)       4,742
         Accrued expenses ...............................................       3,318        2,490
         Deferred revenues ..............................................       4,594          989
                                                                            ---------    ---------

         Net cash provided by (used in)
         operating activities ...........................................       1,259       (9,618)
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases, sales and maturities of
     short-term investments, net ........................................     (42,105)       2,855
     Investments ........................................................        --           (282)
     Purchases of property and equipment ................................     (11,162)      (4,622)
                                                                            ---------    ---------

         Net cash used in investing activities ..........................     (53,267)      (2,049)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of Convertible Subordinated Notes,
     net of deferred offering costs of $5,253 ...........................     244,747         --
     Proceeds from issuance of common stock, net ........................        --         62,560
     Payments under capital lease obligations ...........................         (32)        --
     Proceeds from exercise of stock options ............................       1,953           24
     Other ..............................................................        (147)        --
                                                                            ---------    ---------

         Net cash provided by financing activities ......................     246,521       62,584

EFFECT OF EXCHANGE RATE ON CASH .........................................         (30)         (44)
                                                                            ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................     194,483       50,873
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................     127,171        2,672
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $ 321,654    $  53,545
                                                                            =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (UNAUDITED, IN THOUSANDS)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1999         1998
                                                         ---------    ---------
BALANCE AT BEGINNING OF PERIOD .......................   $ 148,339    $   9,400

Net loss .............................................     (12,536)      (9,101)
Other comprehensive income (loss) ....................        (619)         (43)
                                                         ---------    ---------

Comprehensive income (loss) ..........................     (13,155)      (9,144)

Amortization of deferred compensation ................         176          367
Common stock issued from exercise of stock options ...       1,952           24
Issuance of common stock .............................        --         62,560
Other ................................................        (147)        --
                                                         ---------    ---------

BALANCE AT END OF PERIOD .............................   $ 137,165    $  63,207
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

     DoubleClick Inc., together with its subsidiaries ("DoubleClick"), is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers. DoubleClick's DART technology and media expertise enable it to dynamically deliver highly targeted, measurable and cost-effective Internet advertising for advertisers, increase ad sales and improve ad space inventory management for Web publishers. DoubleClick was organized as a Delaware corporation on January 23, 1996 and commenced operations on that date.

     Inherent in DoubleClick's business are various risks and uncertainties, including its limited operating history, recent development of the Internet advertising market and unproven acceptance and effectiveness of Web advertising, unproven business model, risks associated with technological change, and the limited history of commerce on the Internet. DoubleClick's success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts, and the acceptance of DoubleClick's solutions by the marketplace. See "Risks Relating to Our Company and Business."

   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited, but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conforming with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of DoubleClick for the year ended December 31, 1998. Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation.

     In December 1996, DoubleClick entered into a Procurement and Trafficking Agreement with Digital Equipment Corp. (subsequently acquired by Compaq Computer Corp. ("Compaq")) to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement (the "AltaVista Advertising Services Agreement") that superceded the Procurement and Trafficking Agreement. Under the AltaVista Advertising Services Agreement, the manner in which DoubleClick reports its financial results related to the services it provides to the AltaVista Web site has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross revenues related to ads delivered by DoubleClick to the AltaVista Web site. Beginning January 1, 1999, pursuant to the AltaVista Advertising Services Agreement, DoubleClick recognizes DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of ads on the AltaVista Web site and associated services. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation will contribute the assets and liabilities comprising AltaVista's business, which we understand will include the Advertising Services Agreement, to a new company that CMGI will own approximately 83% of, with the remainder owned by Compaq.

                                DOUBLECLICK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   MANAGEMENT USE OF ESTIMATES

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

   REVENUE RECOGNITION

     Revenues are derived primarily from the sale and delivery of advertising impressions through third-party Web sites comprising the DoubleClick Network (the "Network") and fees earned from independent publishers and advertisers who use the DART technology to deliver ad impressions. Revenues are recognized in the period the advertising impressions are delivered provided collection of the resulting receivable is probable.

     DoubleClick becomes obligated to make payments to third-party Web sites, which have contracted with DoubleClick to be part of the Network, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statement of operations.

     Deferred license and service fees represent payments received in advance from third parties or affiliated companies for use of DoubleClick's trademarks, access to DoubleClick's proprietary technology, and certain personnel during fixed periods of time which range from two to four years. Such fees will be recognized as revenues ratably over the terms of the applicable agreements. DoubleClick is obligated to provide any enhancements or upgrades it develops and other support over the terms of the applicable agreements.

   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     DoubleClick's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. At June 30, 1999 and December 31, 1998, the fair value of these instruments approximated their financial statement carrying amount.

     Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. DoubleClick performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

     DoubleClick is subject to concentrations of credit risk and interest rate risk related to its short-term investments. DoubleClick's credit risk is managed by investing in money market funds, short-term commercial paper, and A1 rated corporate bonds with an average days to maturity of 150 days at June 30, 1999. For the three months ended June 30, 1999 and 1998, interest income was $4.521 million and $817,000, respectively. For the six months ended June 30, 1999 and 1998, interest income was $6.526 million and 1.228 million, respectively.

                                DOUBLECLICK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK  (CONTINUED)

   Net revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 20.3% and 49.4% of DoubleClick's total revenues for the three months ended June 30, 1999 and 1998, respectively. No other Web site on the Network was responsible for 10% or more of DoubleClick's total revenues during the periods presented in the consolidated statement of operations. Likewise, for the three months ended June 30, 1999 and 1998, no advertising customer was responsible for 10% or more of DoubleClick's total revenue or total accounts receivable.

   BASIC AND DILUTED NET LOSS PER SHARE

     The presentation of basic and diluted net loss per share has been calculated to give effect to the conversion of the Convertible Preferred Stock from the date of conversion, which occurred simultaneous with the closing of DoubleClick's initial public offering on February 25, 1998. Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding, including the number of common shares issued upon the conversion of convertible preferred stock, as of the date of the conversion.

     Diluted loss per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. Outstanding options and other potentially dilutive securities were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented.

NOTE 2 - MERGERS

   ABACUS MERGER

   On June 13, 1999, DoubleClick entered into a definitive agreement to acquire Abacus Direct Corporation ("Abacus"), a leading provider of specialized consumer information and analysis for the direct marketing industry. Under the terms of the merger, which is expected to be accounted for as a pooling of interests, DoubleClick will issue 1.05 shares of DoubleClick common stock for each share of Abacus common stock. The transaction is expected to be completed at the end of the third quarter or early in the fourth quarter of 1999, and is subject to certain conditions, including approval by both DoubleClick and Abacus shareholders. The Company expects to record a one-time charge in the quarter in which the transaction closes relating to expenses incurred with this transaction.

                                DOUBLECLICK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - MERGERS  (CONTINUED)

   NETGRAVITY MERGER

   On July 12, 1999, DoubleClick entered into a definitive agreement to acquire NetGravity, Inc. ("NetGravity"), a leading provider of interactive online advertising and direct marketing software solutions. Under the terms of the merger, which is expected to be accounted for as a pooling of interests, DoubleClick will issue 0.28 shares of DoubleClick common stock for each share of NetGravity common stock. The transaction is expected to be completed in the fourth quarter of 1999, and is subject to certain conditions, including approval by NetGravity shareholders. The Company expects to record a one-time charge in the fourth quarter of 1999 relating to expenses incurred with this transaction.

   The results of operations for Abacus and NetGravity are not included in the DoubleClick results of operations as the mergers have not yet been consummated.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives, or the term of the leases, whichever is shorter.

                                                         ESTIMATED         JUNE 30,       DECEMBER 31,
                                                        USEFUL LIFE          1999             1998
                                                        ------------     ------------     ------------
(000'S)
------------
Computer Equipment and Software......................   1-3 years           $20,484           $12,453
Furniture and Fixtures...............................     5 years             1,443             1,247
Leasehold Improvements...............................   1-5 years             4,493             2,013
Capital Work-In-Progress.............................                         1,281               696
                                                                            -------           -------

                                                                             27,701            16,409
Less accumulated depreciation and amortization.......                        (6,533)           (2,668)
                                                                            -------           -------

                                                                            $21,168           $13,741
                                                                            =======           =======

     As a result of DoubleClick's planned relocation, DoubleClick incurred a non-recurring charge for the write-down of fixed assets (primarily leasehold improvements and furniture and fixtures) that will not be relocated to DoubleClick's new headquarters building (see Note 4). This charge is included as Facility relocation and other in the Consolidated Statement of Operations.

                                DOUBLECLICK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - LEASE AGREEMENT

     DoubleClick entered into a lease agreement dated January 26, 1999 for over 150,000 square feet of office space for a term of eleven years with an option to renew the initial term for an additional five years. In 1999, DoubleClick will make lease payments of approximately $800,000 on this space. In addition, DoubleClick will pay monthly payments totaling $4.6 million per annum for the period from January 26, 2000 to January 25, 2004 escalating to $4.85 million for the period from January 26, 2004 to January 25, 2005 and $5.0 million per annum for the period from January 26, 2006 to the expiration date of the initial term on January 25, 2010.

NOTE 5 - CONVERTIBLE SUBORDINATED NOTES

     On March 17, 1999, DoubleClick issued 4 3/4% Convertible Subordinated Notes due 2006 with a principal amount of $250 million (the "Convertible Notes"). The Convertible Notes are convertible into DoubleClick's common stock at a conversion price of $82.50 per share, subject to adjustment in certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 1999. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in Convertible Notes indenture) of DoubleClick. If certain events occur (as described in the Convertible Notes indenture), the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, beginning on March 20, 2001 at the redemption prices set forth in the Convertible Notes indenture. In May 1999, DoubleClick filed a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. This registration statement is expected to be effective in August 1999.

     Upon occurrence of a Designated Event (as defined in the Convertible Notes indenture) prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require DoubleClick to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus any accrued interest, of the Convertible Notes being redeemed.

     DoubleClick has or may use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of DoubleClick's product offerings, investments in new business products, technologies and markets, capital expenditures, and acquisitions or investments in complementary businesses, products and technologies.

     Interest expense relating to the Convertible Notes was approximately $2.995 million and $3.337 million for the three and six months ended June 30, 1999, respectively.

NOTE 6 - STOCK SPLIT

     On March 11, 1999, DoubleClick's Board of Directors approved a two-for-one Common Stock split in the form of a stock dividend for common stockholders of record as of March 22, 1999 which became effective on April 5, 1999. All references to the number of common shares and per share amounts in the financial statements and notes thereto for all periods presented have been retroactively adjusted to reflect the two-for-one split.

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     References in this report to "DoubleClick", "we", "our" and "us" refer to DoubleClick Inc., and it's subsidiaries. DoubleClick is a leading provider of comprehensive Internet advertising solutions for advertisers and Web publishers worldwide. DoubleClick currently has two principal service offerings. The DoubleClick Network (ad sales) provides fully-outsourced ad sales, delivery and related services to publishers of highly-trafficked Web sites, including The Dilbert Zone, Macromedia, Travelocity, Kelley Blue Book and Major League Baseball. The DoubleClick Network focuses on meeting the needs of Internet advertisers who target users on a national, international and/or local basis. DoubleClick's DART Service (ad serving), consisting of DART for Web publishers and the recently introduced Closed Loop Marketing Solutions suite of products for advertisers and ad agencies, provides Web publishers, advertisers and ad agencies with the ability to control the targeting, delivery, measurement and analysis of their online marketing campaigns on a real-time basis. DoubleClick's proprietary DART technology, which dynamically matches and delivers ads to the target audience within milliseconds, is the platform for all of DoubleClick's solutions.

     DoubleClick completed its initial public offering in February 1998 and received net proceeds of approximately $62.5 million. In December 1998, DoubleClick received net proceeds of approximately $93.7 million from an additional public offering. In March 1999, DoubleClick received net proceeds of approximately $244.7 million from its issuance of $250 million principal amount 4 3/4% Convertible Subordinated Notes due in 2006. The net proceeds of these transactions were added to DoubleClick's working capital and, pending their use, DoubleClick has invested such funds in short-term, interest-bearing investment grade instruments.

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

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

OVERVIEW  (CONTINUED)

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

     DoubleClick expects that revenues generated from the DoubleClick Network will continue to account for a substantial portion of DoubleClick's revenues for the foreseeable future. Moreover, ads delivered on Web sites of the top four Web publishers in the DoubleClick Network accounted for approximately 19% of DoubleClick's revenues for the six months ended June 30, 1999. DoubleClick typically enters into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. The failure to successfully market the DoubleClick Network, the loss of one or more of the Web sites which account for a significant portion of the Company's revenues from the DoubleClick Network, or any reduction in traffic on such Web sites could have a material adverse effect on DoubleClick's business, results of operations and financial condition. Effective January 1, 1999, AltaVista, historically the largest DoubleClick Network Publisher, became DoubleClick's largest DART customer. See "TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS" below.

     To take advantage of the global reach of the Internet, DoubleClick has established DoubleClick Networks in Europe, Asia and other international markets. DoubleClick currently has operations in Australia, Canada, France, Germany, United Kingdom, and Benelux (Belgium, the Netherlands and Luxembourg) and through its business partners in Japan, Iberoamerica, Italy and Scandinavia. DoubleClick expects to continue to invest in building its international operations.

     DoubleClick has incurred significant losses since its inception and, as of June 30, 1999, had an accumulated deficit of $67.3 million, of which $42.3 million related to cumulative losses and $25.0 million related to the redemption of shares of Common Stock from certain stockholders in connection with the recapitalization of DoubleClick that occurred simultaneously with the completion of a private placement of the Company's securities in June 1997. In addition, DoubleClick recorded deferred compensation of $1.5 million, which represented the difference between the exercise price and the fair market value of DoubleClick's common stock issuable upon the exercise of certain stock options granted to employees. The deferred compensation is being amortized over the vesting periods of the related options. Of the total deferred compensation amount, approximately $1.2 million has been amortized as of June 30, 1999.

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

OVERVIEW  (CONTINUED)

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

SIGNIFICANT TRANSACTIONS

     In 1999, DoubleClick announced two transactions that are expected to have a significant effect on its results of operations and financial condition. These transactions were:

   ABACUS MERGER

   On June 13, 1999, DoubleClick entered into a definitive agreement to acquire Abacus Direct Corporation ("Abacus"), a leading provider of specialized consumer information and analysis for the direct marketing industry. Under the terms of the merger, which is expected to be accounted for as a pooling of interests, DoubleClick will issue 1.05 shares of DoubleClick common stock for each share of Abacus common stock. The transaction is expected to be completed at the end of the third quarter or early in the fourth quarter of 1999, and is subject to certain conditions, including approval by both DoubleClick and Abacus shareholders. The Company expects to record a one-time charge in the quarter in which the transaction closes of 1999 relating to expenses incurred with this transaction.

   NETGRAVITY MERGER

   On July 12, 1999, DoubleClick entered into a definitive agreement to acquire NetGravity, Inc. ("NetGravity"), a leading provider of interactive online advertising and direct marketing software solutions. Under the terms of the merger, which is expected to be accounted for as a pooling of interests, DoubleClick will issue 0.28 shares of DoubleClick common stock for each share of NetGravity common stock. The transaction is expected to be completed in the fourth quarter of 1999, and is subject to certain conditions, including approval by NetGravity shareholders. The Company expects to record a one-time charge in the fourth quarter of 1999 relating to expenses incurred with this transaction.

   The results of operations for Abacus and NetGravity are not included in the DoubleClick results of operations as the mergers have not yet been consummated.

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

     Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement (the "AltaVista Advertising Services Agreement") that superceded the Procurement and Trafficking Agreement. Pursuant to the AltaVista Advertising Services Agreement, Compaq has agreed to use DoubleClick's DART technology for ad delivery and to outsource to DoubleClick certain ad sales functions for domestic, international, and local ad sales. In consideration for such services performed by DoubleClick, Compaq pays to DoubleClick (i) a DART Services fee for all advertising delivered by DoubleClick on the AltaVista Web site, (ii) a sales commission based on the net revenues generated from all advertisements sold by DoubleClick on behalf of Compaq and (iii) a billing and collections fee for all billing and collections services performed by DoubleClick on behalf of Compaq. Under the AltaVista Advertising Services Agreement, the manner in which DoubleClick reports its financial results related to the services it provides to the AltaVista Web site has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross revenues related to ads delivered by DoubleClick to the AltaVista Web site. Beginning January 1, 1999, pursuant to the AltaVista Advertising Services Agreement, DoubleClick recognizes DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of ads on the AltaVista Web site and associated services. As a result of this change in relationship with AltaVista, overall gross margin percentage has increased (no significant change in gross profit dollars) as DoubleClick is no longer required to pay service fees to AltaVista for ads sold and delivered on the AltaVista Web site and revenues include the fees earned for services rendered. The AltaVista Advertising Services Agreement will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the AltaVista Advertising Services Agreement. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc.
a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation will contribute the assets and liabilities comprising AltaVista's business, which we understand will include the Advertising Services Agreement, to a new company that CMGI will own approximately 83% of, with the remainder owned by Compaq.

RESULTS OF OPERATIONS

                           THREE MONTHS ENDED JUNE 30,                           SIX MONTHS ENDED JUNE 30,
                 ------------------------------------------------      ------------------------------------------------

                                            DOLLAR    PERCENTAGE                                 DOLLAR     PERCENTAGE
                    1999         1998       CHANGE      CHANGE            1999        1998       CHANGE       CHANGE
                 ----------   ----------  ----------  ----------       ----------  ----------  ----------   ----------
  System
  revenues (a)     $44,011     $17,293      $26,718       155%           $75,152     $30,297   $44,854          148%
                   =======     =======      =======       ====           =======     =======   =======          ====
  Revenues         $30,992     $17,293      $13,699        79%           $53,079     $30,297   $22,782           75%
  Cost of
  revenues          14,940      11,724        3,216        27%            25,038      20,569     4,469           22%
                   -------      ------      -------       ----           -------      ------   -------          ----
  Gross Profit     $16,052      $5,569      $10,483       188%           $28,041      $9,728   $18,313          188%
                   =======      ======      =======       ====           =======      ======   =======          ====

(a) System revenues include revenues earned by DoubleClick with respect to network sales relating to publishers which are part of the DoubleClick Network, fees earned from independent publishers and advertisers which use the DART technology to deliver ad impressions, and amounts invoiced on behalf of Compaq Computer Corp. pursuant to the Procurement and Trafficking Agreement (in place from December 1996 to December 1998). System revenues for the six months ended June 30, 1999 exclude DART service fees, sales commissions and billing and collection fees owed by Compaq Computer Corp. pursuant to the AltaVista Advertising Services Agreement (effective January 1, 1999).

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS  (CONTINUED)

     Revenues increased to $31.0 million for the three months ended June 30, 1999, compared to $17.3 million for the three months ended June 30, 1998. Revenues increased $22.8 million from $30.3 million for the six months ended June 30, 1998 to $53.1 million, or 75%, for the six months ended June 30, 1999.

     The increase in revenues was primarily due to an increase in the number of advertisers and ads delivered on the DoubleClick Network as well as an increase in total DART fees earned from publishers and advertisers. Revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 20.3% and 49.4% of DoubleClick's revenues and 43.9% and 49.4% of DoubleClick's systems revenues for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, revenues derived from advertising impressions delivered to users of the Alta Vista Web Site represented 20.6% and 50.1% of DoubleClick's revenues and 43.8% and 50.1% of DoubleClick's systems revenues, respectively. No other Web site accounted for more than 10% revenues during the three or six months ended June 30, 1999 and 1998, and no one advertiser accounted for 10% of revenues during the same periods. Revenues derived from advertising impressions delivered to users of the AltaVista Web site has and will continue to represent a significant portion of DoubleClick's revenues.

   COST OF REVENUES

     Cost of revenues consists primarily of service fees paid to Web publishers for ads delivered to the Web sites on the DoubleClick Network. Cost of revenues also includes other costs of delivering advertisements, including depreciation of the ad delivery system, facilities and personnel-related costs incurred to operate our ad delivery system and Internet access costs. Gross margin was 51.8% and 32.2% for the three months ended June 30, 1999 and 1998, respectively. Gross margin was 52.8% and 32.1% for the six months ended June 30, 1999 and 1998, respectively.

     The increase in gross margin percent was primarily the result of an increase in revenues from higher margin DART services as a percentage of total revenues, including the impact of the AltaVista Advertising Service Agreement.

   OPERATING EXPENSES

                                                         THREE MONTHS ENDED JUNE 30,
                            -------------------------------------------------------------------------------------
                                                              PERCENTAGE OF               PERCENTAGE OF SYSTEM
                                                              REVENUES (A)                    REVENUES (A)
                                                      ------------------------------    -------------------------
                               1999          1998           1999            1998          1999           1998
                             --------       -------       --------        --------      --------       --------
Sales and Marketing          $14,002        $6,885         45.2%           39.8%          31.8%         39.8%
General and Administrative   $ 4,485        $2,621         14.5%           15.2%          10.2%         15.2%
Product Development          $ 4,080        $1,554         13.2%            9.0%           9.3%          9.0%
Facility Relocation &
Other                        $   488           --           1.6%             --            1.1%           --

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS  (CONTINUED)

                                                          SIX MONTHS ENDED JUNE 30,
                            -------------------------------------------------------------------------------------
                                                              PERCENTAGE OF               PERCENTAGE OF SYSTEM
                                                              REVENUES (A)                    REVENUES (A)
                                                      ------------------------------    -------------------------
                               1999          1998           1999            1998          1999           1998
                             --------       -------       --------        --------      --------       --------
Sales and Marketing          $25,059        $12,508        47.2%           41.3%          33.3%         41.3%
General and Administrative   $ 8,750        $ 4,970        16.5%           16.4%          11.6%         16.4%
Product Development          $ 7,691        $ 2,579        14.5%            8.5%          10.2%          8.5%
Facility Relocation &
Other                        $ 2,132           --           4.0%             --            2.8%           --

     (a) All references to revenues take into consideration the change in relationship with Compaq, as discussed above. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation will contribute the assets and liabilities comprising AltaVista's business, which we understand will include the Advertising Services Agreement, to a new company that CMGI will own approximately 83% of, with the remainder owned by Compaq.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses increased to $14.0 million for the three months ended June 30, 1999, compared to $6.9 million for the three months ended June 30, 1998. Sales and marketing expenses increased to $25.1 million for the six months ended June 30, 1999, compared to $12.5 million for the six months ended June 30, 1998. The increase was primarily attributable to the increase in sales personnel, commissions associated with the increase in revenues, costs associated with the expansion of international operations, and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns. Moreover, DoubleClick expects sales and marketing expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel, expands into new markets and continues to promote the DoubleClick brand.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional service fees and related supplies and materials. General and administrative expenses increased to $4.5 million for the three months ended June 30, 1999, compared to $2.6 million for the three months ended June 30,1998. General and administrative expenses increased to $8.8 million for the six months ended June 30, 1999, compared to $5.0 million for the six months ended June 30, 1998. The increase was primarily the result of expenses related to increased personnel and professional service fees. DoubleClick expects general and administrative expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel and incurs additional costs related to the growth of its business.

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS  (CONTINUED)

         PRODUCT DEVELOPMENT. Product development expenses consist primarily of compensation and consulting expenses and enhancements to the DART technology. To date, all product development costs have been expensed as incurred. Product development expenses increased to $4.1 million for the three months ended June 30, 1999, compared to $1.6 million for the three months ended June 30,1998. Product development expenses increased to $7.7 million for the six months ended June 30, 1999, compared to $2.6 million for the six months ended June 30, 1998. The increase was due primarily to increases in product development personnel and consulting expenses. DoubleClick believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis but remain relatively constant as a percentage of revenues.

     FACILITY RELOCATION AND OTHER. During the three and six months ended June 30, 1999, DoubleClick recorded a charge of $488,000 and $2.1 million, respectively, for expenses related to its planned move to a new headquarters facility. The move, expected to be completed by the middle of the fourth quarter 1999, will consolidate two leased facilities in New York, in which DoubleClick's executive offices and principal operations are located, into approximately 150,000 square feet of office space located at 450 West 33rd Street, New York, New York. The charges relate primarily to the write-down of fixed assets (leasehold improvements and furniture and fixtures) that will not be relocated to DoubleClick's new headquarters building.

   INTEREST INCOME (EXPENSE)

     Net interest income increased to $1.4 million for the three months ended June 30, 1999, compared to net interest income of $817,000 for the three months ended June 30,1998. Net interest income increased to $3.1 million for the six months ended June 30, 1999, compared to net interest income of $1.2 million for the six months ended June 30, 1998. The increase in net interest income was attributable to an increase in cash, cash equivalents and short-term investments as a result of the net proceeds received by DoubleClick from its additional public offering of common stock in December 1998 and issuance of its 4 3/4% Convertible Subordinated Notes in March 1999, offset in part by interest expense associated with the 4 3/4% Convertible Subordinated Notes.

   NET LOSS

     DoubleClick's net loss increased to $5.6 million for the three months ended June 30, 1999, compared to $4.7 million for the three months ended June 30, 1998. DoubleClick's net loss increased to $12.5 million for the six months ended June 30, 1999, compared to $9.1 million for the six months ended June 30, 1998. The increase in the net loss was primarily due to expenses related to DoubleClick's planned move to a new headquarters facility in addition to the hiring of additional personnel, particularly in sales and marketing and product development, offset in part by an increase in net interest income.

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

   FINANCIAL CONDITION

     As of June 30, 1999, DoubleClick had $321.7 million of cash and cash equivalents and $51.3 million in short-term investments. As of June 30, 1999, DoubleClick's principal commitments consist of $250 million of 4 3/4% Convertible Subordinated Notes due 2006 and operating and capital lease obligations.

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

   CONVERTIBLE SUBORDINATED NOTES

     In March, 1999, DoubleClick issued 4 3/4% Convertible Subordinated Notes due 2006 in an aggregate principal amount of $250 million (the "Convertible Notes"). The Convertible Notes are convertible into DoubleClick's common stock at a conversion price of $82.50 per share, subject to adjustment in certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 1999. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Notes indenture) of DoubleClick. If certain events occur (as described in the Convertible Notes indenture), the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, beginning on March 20, 2001 at the redemption prices set forth in the Convertible Notes indenture.

     In May 1999, DoubleClick filed a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. This registration statement is expected to be effective in August 1999.

     Upon the occurrence of a Designated Event (as defined in the Convertible Notes indenture) prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require DoubleClick to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus any accrued interest, of the Convertible Notes being redeemed.

     DoubleClick has or may use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of DoubleClick's core business, investments in new business segments and markets, capital expenditures, acquisitions or investments in complementary businesses, products and technologies.

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY  (CONTINUED)

   CASH FLOWS

     Net cash provided by operating activities equaled $1.3 million for the six months ended June 30, 1999, compared to net cash used in operating activities of $9.6 million for the six months ended June 30, 1998. Cash provided by operating activities for the six months ended June 30, 1999 resulted from a decrease in accounts receivable and increases in accrued expenses and deferred revenue; which were offset by net losses, a decrease in accounts payable and an increase in prepaid expenses and other current assets.

     Net cash used in investing activities equaled $53.3 million for the six months ended June 30, 1999, compared to $2.0 million for the six months ended June 30, 1998. Cash used in investing activities for the six months ended June 30, 1999 resulted from purchases of property and equipment, and purchases, sales and maturities of short-term investments.

     Net cash provided by financing activities equaled $246.5 million for the six months ended June 30, 1999, compared to $62.6 million for the six months ended June 30, 1998. Cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of net proceeds received by DoubleClick in connection with the issuance of the Convertible Notes in March 1999.

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

STATE OF READINESS

     As discussed in more detail in the discussion below, DoubleClick has substantially completed many elements of its Year 2000 readiness assessment, testing and remediation plan for its material information technology ("IT") systems, which includes the hardware and software that enable DoubleClick to provide and deliver its solutions, and its material non-IT systems, and plans to complete all remaining elements of the plan as early in the fourth quarter of 1999 as practicable. DoubleClick's plan for assessing its Year 2000 readiness consists of (i) quality assurance testing of its internally developed proprietary software incorporated into its solutions ("Solutions Software");
(ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of DoubleClick's solutions to its Web publisher and advertiser customers; (iii) contacting vendors of material non-IT systems; (iv) assessment of repair or replacement requirements; (v) repair or replacement; (vi) implementation; and
(vii) creation of contingency plans in the event of Year 2000 failures.

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

SOLUTIONS SOFTWARE

     DoubleClick is continually conducting quality assurance testing to ensure Year 2000 compliance of all new internally developed proprietary code incorporated into its Solutions Software. During the second quarter of 1999, DoubleClick completed a Year 2000 simulation test of the ad delivery functions of its Solutions Software. In the third quarter of 1999, DoubleClick anticipates that it will complete a Year 2000 simulation test of the ad reporting functions of its Solutions Software. As a result of the testing to date, DoubleClick has identified aspects of the Solutions Software that will require minor code revisions to become Year 2000 compliant. DoubleClick is continuously implementing these code revisions, and is planning to complete the necessary revisions as early in the fourth quarter of 1999 as practicable. To date, DoubleClick's Year 2000 simulation testing has not identified any material way in which the DoubleClick's Solutions Software is not currently Year 2000 compliant.

THIRD PARTY HARDWARE AND SOFTWARE

     Most of the vendors of the material hardware and software components of DoubleClick's IT systems have informed DoubleClick that the products used by DoubleClick are currently Year 2000 compliant. To the extent Year 2000 remediation is required of any third party hardware or software component, DoubleClick has nearly completed the installation of the software that has been provided to date by DoubleClick's vendors for this purpose, and anticipates that installation of all such software will be completed in the third quarter of 1999. Some of the non-U.S. companies providing server hosting services to DoubleClick's international data centers have informed DoubleClick that they have not yet completed their Year 2000 readiness assessment. DoubleClick is further investigating the status of the Year 2000 readiness of these companies, and commencing in the third quarter of 1999 will make contingency plans in those cases in which the Company determines that such plans are warranted..

     DoubleClick has completed an assessment of the materiality of its non-IT systems, and is in the process of obtaining Year 2000 assurances from such vendors, including the electrical utility and telephone company. DoubleClick, like all businesses, is dependent on the continued functioning, domestically and internationally, of basic services such as electrical utilities, telephony, mail delivery, and transportation in order to conduct its business. While DoubleClick is taking steps to attempt to ensure that the third parties on which it is reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance nor the direct or indirect costs to DoubleClick of non-compliance by those third parties or of securing alternate services from Year 2000 compliant parties.

COST

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

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RISKS

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

CONTINGENCY PLAN

     As discussed above, DoubleClick is engaged in an ongoing Year 2000 assessment. DoubleClick is currently assessing the Year 2000 readiness status of those non-U.S. server hosting companies that have not yet provided adequate assurance of Year 2000 compliance. Commencing in the third quarter, DoubleClick will make contingency plans in those cases in which the Company determines that such plans are warranted.

FORWARD-LOOKING STATEMENTS

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

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

INTEREST RATE RISK

     DoubleClick's investments are classified as available for sale securities. Therefore, changes in the market's interest rates effect the value of the investment as recorded by DoubleClick and are recorded as unrealized gains and losses on the financial statements.

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

               RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

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

HISTORY OF LOSSES AND ANTICIPATION OF CONTINUED LOSSES

     We incurred net losses of $3.2 million for the period from January 23, 1996 (inception) through December 31, 1996, $8.4 million for the year ended December 31, 1997, and $18.2 million for the year ended December 31, 1998. For the six months ended June 30, 1999 we incurred a net loss of $12.5 million and, as of June 30, 1999, our accumulated deficit was $67.3 million. We have not achieved profitability and expect to continue to incur operating losses at least into the year 2000. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

OUR DEPENDENCE ON ALTAVISTA

     Approximately 20.6% and 50.1% of revenues and 43.8% and 50.1% of systems revenues for the six months ended June 30, 1999 and 1998, respectively, resulted from advertisements delivered on or through the AltaVista Web site. On January 20, 1999, DoubleClick agreed with Compaq to enter into an Advertising Services Agreement to replace the existing Procurement and Trafficking Agreement. The Advertising Services Agreement is effective as of January 1, 1999 and will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the Advertising Services Agreement. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation will contribute the assets and liabilities comprising AltaVista's business, which we understand will include the Advertising Services Agreement, to a new company that CMGI will own approximately 83% of, with the remainder owned by Compaq. The loss of AltaVista as a customer or any significant reduction in traffic on or through the AltaVista Web site would materially and adversely affect our business, results of operations and financial condition.

WEB PUBLISHER CONCENTRATION

     We derive a substantial portion of our DoubleClick Network revenues from ads we deliver on the Web sites of a limited number of Web publishers. Approximately 19.0% and 57% of our revenues for the six months ended June 30, 1999 and 1998, respectively, resulted from ads delivered on the Web sites of the top four Web publishers on the DoubleClick Network. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers which account for a significant portion of our DoubleClick Network revenues or any significant reduction in traffic on such Web publisher's Web sites. In addition, advertisers or Web publishers may leave the DoubleClick Network because of such a loss, which could materially and adversely affect our business, results of operations and financial condition. Typically we enter into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future, which may have terms that are not as favorable to us as the terms of the existing contracts. Our business, results of operations and financial condition could be materially and adversely affected by such new contracts or renewals.

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

NEED TO MANAGE GROWTH

     To successfully implement our business plan in the rapidly evolving market for Internet advertising requires an effective planning and management process. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. As of June 30, 1996, we had a total of 25 employees and, as of June 30, 1999, we had a total of 658 employees. In addition, we plan to continue to expand our sales and marketing and customer support organizations both domestically and internationally. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our future performance may also depend on the effective integration of acquired businesses. Such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to effectively manage our expanding operations or the relocation of our data operations.

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

     We have substantially completed many elements of our Year 2000 readiness assessment, testing and remediation plan, and plan to complete all remaining elements of the plan as early in the fourth quarter of 1999 as practicable. We have completed a Year 2000 similation test on the ad delivery functions of our software, and will perform a similar test on the ad reporting functions of our software in third quarter of 1999. As a result of the testing to date, we have identified aspects of our software that will require minor code revisions to become Year 2000 compliant, and we plan to complete the necessary revisions as early in the fourth quarter of 1999 as practicable. To date, we have not identified any material way in which our software is not currently Year 2000 compliant. In the process of contacting our material vendors for Year 2000 assurances, we have identified certain non-U.S. companies providing server hosting services to DoubleClick's international data centers that have been unable to provide adequate assurances of Year 2000 readiness. Beginning in the third quarter, we will continue our investigation of these vendors, and will develop contingency plans in those cases in which we determine that such plans are warranted.

RISK OF SYSTEM FAILURE

     The DART technology resides on a computer system located in our New York City offices and in DoubleClick data centers in New Jersey, California, Australia, Brazil, England, France, Germany, the Netherlands and Sweden. This system's continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition would be materially and adversely affected.

     Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. DoubleClick's ad serving capabilities, operational information and data storage are presently redundant, as well as archived. We currently have in operation a disaster recovery site. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR INVESTMENTS

     We may acquire or make investments in complementary businesses, products, services or technologies. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies, including our proposed acquisitions of Abacus and NetGravity. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

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

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

     We have operations in a number of international markets. We intend to continue to expand our international operations and international sales and marketing efforts. To date, we have limited experience in developing localized versions of our solutions and in marketing, selling and distributing our solutions internationally. We have established DoubleClick Networks in Australia,

Canada, France, Germany, Benelux (Belgium, the Netherlands and Luxembourg) and the United Kingdom. In Japan, Iberoamerica (Spain, Portugal and Latin America), Italy and Scandinavia (Sweden, Norway, Finland, and Denmark), we are relying on our business partners to conduct operations, establish local networks, aggregate Web publishers and coordinate sales and marketing efforts. Our success in such markets is directly dependent on the success of our business partners and their dedication of sufficient resources to our relationship.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The prior session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights and taxation. Such legislation could dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium. The governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be adversely affected by the adoption or modification of laws or regulations relating to the Internet.

SUBSTANTIAL INFLUENCE BY OFFICERS AND DIRECTORS

     The executive officers, directors and entities affiliated with them beneficially own a significant percentage of our outstanding common stock. These stockholders may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of DoubleClick.

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

        RISKS RELATED TO THE PENDING MERGERS WITH ABACUS AND NETGRAVITY

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM EITHER MERGER

We entered into merger agreements with Abacus and NetGravity with the expectations that these mergers will result in significant benefits. Achieving the benefits of each merger depends on the timely, efficient and successful execution of a number of post-merger events, including integrating the operations and personnel of the acquired company. We will need to overcome significant issues, however, in order to realize any benefits or synergies from the mergers. The successful execution of these post-merger events will involve considerable risk and may not be successful. Abacus is a provider of information products and marketing research services to the direct marketing industry. NetGravity is a provider of online interactive marketing solutions. NetGravity's business model has principally been to license software designed to enable its customers to directly manage their online interactive marketing activities. DoubleClick is a provider of advertising solutions for advertisers and Web publishers. DoubleClick provides outsourced, service-based solutions to customers who choose not to directly manage their online interactive marketing activities. DoubleClick has virtually no experience in Abacus's business and little direct experience with NetGravity's primary business model. Furthermore, Abacus's principal offices are located in Broomfield, Colorado, and NetGravity's principal offices are located in San Mateo, California, while DoubleClick's principal offices are located in New York, New York. There are currently no plans to relocate any of these principal offices. In order for the mergers to be successful, we must successfully integrate Abacus's operations and personnel and NetGravity's operations and personnel with DoubleClick's operations and personnel. Our failure to complete the integration successfully could result in the loss of key personnel and customers.

DOUBLECLICK, ABACUS AND NETGRAVITY MAY NOT BE ABLE TO SUCCESSFULLY CROSS-MARKET THEIR PRODUCTS OR DEVELOP NEW PRODUCTS

We intend that DoubleClick, Abacus and NetGravity will initially offer its respective products and services to the customers of the other companies. We cannot assure you that any company's customers will have any interest in the other company's products and services. The failure of such cross-marketing efforts would diminish the benefits realized by the mergers.

In addition, we intend after the mergers to develop new products and services that combine the knowledge and resources of the DoubleClick, Abacus and NetGravity businesses. We cannot assure you that such products or services will be successful or that we can successfully integrate or realize the anticipated benefits of the mergers. We cannot assure you that the transactions or other data in Abacus's database will be predictive or useful in other sales channels, including Internet advertising. To date, the companies have not thoroughly investigated the obstacles, technological, market-driven or otherwise, to developing and marketing these new products and services in a timely and efficient way. We cannot assure you that we will be able to overcome the obstacles in developing new products and services, or that there will be a market for the new products or services developed by us after the mergers. Any such failure or inability could have a material adverse effect on the combined company's business, financial condition and operating results or could result in loss of key personnel. In addition, the attention and effort devoted to the integration of the acquired companies will significantly divert management's attention from other important issues, and could seriously harm the combined company.

THE MERGERS COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS

DoubleClick expects to incur one-time charges related to the Abacus and NetGravity mergers. If the benefits of the mergers do not exceed the costs associated with them, including any dilution to our stockholders resulting from the issuance of shares in connection with the mergers, our financial results could be adversely affected.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGERS

The market price of our common stock may decline as a result of the mergers with Abacus or NetGravity if:

o    The integration of DoubleClick with either company is unsuccessful;

o We do not achieve the perceived benefits of either merger as rapidly or to the extent anticipated by financial or industry analysts; or

o The effect of either merger on our financial results is not consistent with the expectations of financial or industry analysts.

FAILURE OF EITHER MERGER TO QUALIFY AS A POOLING OF INTERESTS WOULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS

The failure of either merger to qualify for pooling-of-interests accounting treatment for financial reporting purposes for any reason would materially and adversely affect our reported financial results and, likely, the price of our common stock. The availability of pooling-of-interests accounting treatment for each merger depends upon circumstances and events occurring both before and after each merger's completion. For example, no significant change in the business of the combined company may occur, including significant dispositions of assets, for a period of two years following the effective time of the respective mergers. Further, affiliates of DoubleClick and each acquired company must not sell any shares of either DoubleClick or Abacus or NetGravity capital stock, as applicable, for a period beginning before the respective merger and ending on the day that DoubleClick publicly announces financial results covering at least 30 days of combined operations of DoubleClick and the acquired company after the merger. We expect that 30 days of combined financial results with Abacus and NetGravity would not be published sooner than January 2000. If affiliates of Double Click, Abacus or NetGravity sell their shares of DoubleClick common stock prior to that time, despite a contractual obligation restricting such sale, the applicable merger may not qualify for accounting as a pooling of interests for financial reporting purposes.

HEIGHTENED SCRUTINY RESULTING FROM PUBLIC DEBATE OVER CONSUMER PRIVACY COULD HARM THE COMBINED COMPANY'S BUSINESS

There has been substantial public debate among business, government and public interest organizations over consumer privacy issues including the collection, distribution and use of consumer data. New products and services of the merged entity that collect and use personal data may be drawn into this debate or be subject to new consumer privacy regulation. While we have been active in the public debate and have expressed our position in favor of consumer notice,choice and industry self-regulation, there can be no assurance that our views will prevail. As a consequence of widespread market sentiment or governmental legislation or regulation, the merged entity may be prevented from offering certain products or services, or may be required to make changes to such products or services that could negatively affect their overall effectiveness or have a material adverse effect on the combined company's business, financial condition and operating results.

RISKS RELATED TO ABACUS'S AND NETGRAVITY'S BUSINESSES

Assuming the proposed Abacus merger and NetGravity merger are consummated, these companies will constitute meaningful portions of DoubleClick's business. As a result, we will become subject to additional risks that are specific to Abacus's and NetGravity's respective businesses. For a detailed discussion of these risks, please see the risk factors included in each of Abacus's and NetGravity's reports filed with the Securities Exchange Commission under the Securities Exchange Act of 1934, which reports are hereby incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On July 29, 1999, a putative class action entitled MARGIE ELSTEIN V. JOHN W. DONNER, ET AL (Case No. 17339NC), was commenced in the Chancery Court in the state of Delaware, New Castle County, on behalf of the stockholders of NetGravity against NetGravity, certain directors of NetGravity and DoubleClick. The complaint alleges that NetGravity and its directors committed a breach of their fiduciary duty to NetGravity stockholders and that DoubleClick aided and abetted that breach by agreeing to the $30 million termination fee set forth in the Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, by and among DoubleClick, NJ Merger Corporation and NetGravity, Inc. Plaintiff seeks recission of the termination fee and unspecified damages. The action remains in its early stages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)  Changes in Securities:

         NONE

    (b)  Use of Proceeds

         On February 19, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-42323). Pursuant to this Registration Statement, and the Abbreviated Registration Statement filed on February 19, 1998 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, on February 25, 1998, DoubleClick completed the initial public offering of 4,025,000 shares of its Common Stock at an initial public offering price of $17.00 per share (the "Offering"). The Offering was managed by Goldman, Sachs & Co., BT Alex.Brown and Cowen & Company. Proceeds to DoubleClick, after calculation of the underwriters discount and commission, from the Offering totaled approximately $62.5 million net of offering costs of $1.1 million. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. As of June 30, 1999, DoubleClick has used approximately $43 million of the proceeds from the Offering toward general corporate purposes, including working capital, and toward the expansion of DoubleClick's international operations and sales and marketing capabilities. None of these expenses were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    DoubleClick held its 1999 Annual Meeting of Stockholders on May 24, 1999. At that meeting, the stockholders approved the following proposals: (i) election of Dwight A. Merriman and David N. Strohm as Class II directors to serve on the Board of Directors, (ii) amendment of DoubleClick's 1997 Stock Incentive Plan (the "Plan") to increase the number of shares of Common Stock authorized for issuance over the term of the Plan by an additional 8,000,000 and limit the annual automatic share increase to 1,200,000 shares annually; (iii) amendment of DoubleClick's Amended and Restated Certificate of Incorporation (the "Certificate") to increase the number of authorized shares of Common Stock from 60,000,000 to 400,000,000, and (v) selection of PricewaterhouseCoopers LLP as independent auditors of DoubleClick for the fiscal year ending December 31, 1999.

    There were 15,371,782 votes cast for, 0 votes cast against, 59,379 votes withheld and 29,002 abstentions in connection with the election of Dwight A. Merriman and David N. Strohm as Class II Directors. The remainder of DoubleClick's Board of Directors remains as previously reported. There were 7,984,193 votes cast for, 2,222,700 votes cast against and 14,964 abstentions in connection with the amendment of the Plan. There were 13,857,890 votes cast for, 1,526,742 votes cast against and 18,152 abstentions in connection with the amendment of the Certificate. There were 15,378,685 votes cast for, 9,646 votes cast against and 12,453 abstentions in connection with the selection of PricewaterhouseCoopers LLP as independent auditors.

ITEM 5. OTHER INFORMATION

    NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K


(a)  The following Exhibits are filed as part of this report:

     2.1 Agreement and Plan of Merger and Reorganization dated as of June 13, 1999, by and among DoubleClick, Atlanta Merger Corp. and Abacus Direct Corporation (incorporated by reference to Exhibit 2.1 of DoubleClick's Current Report on Form 8-K dated June 17, 1999).

     2.2 Agreement and Plan of Merger and Reorganization dated as of July 12, 1999, by and among DoubleClick, NJ Merger Corporation and NetGravity, Inc. (incorporated by reference to Exhibit 2.1 of DoubleClick's Current Report on Form 8-K dated July 22, 1999).

     10.1 Stock Option Agreement, dated as of June 13, 1999, by and between DoubleClick and Abacus Direct Corporation (incorporated by reference to
     Exhibit 10.1 of DoubleClick's Current Report on Form 8-K dated June 17,
     1999).

     10.2 Agreement of Lease, dated as of January 26, 1999, between John Hancock Mutual Life Insurance Company as Owner and Landlord and DoubleClick Inc. as Tenant (filed herewith).

(b)  Reports on Form 8-K

     DoubleClick filed two reports on Form 8-K during the three months ended on June 30, 1999. One Form 8-K was filed on June 17, 1999 announcing the
Agreement and Plan of Merger and Reorganization, dated as of June 13, 1999, by and among DoubleClick, Atlanta Merger Corp. and Abacus Direct Corporation pursuant to which DoubleClick agreed to acquire Abacus Direct Corporation.
The second Form 8-K was filed on July 22, 1999 announcing the Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, by and among DoubleClick, NJ Merger Corporation and NetGravity, Inc., pursuant to which DoubleClick agreed to acquire NetGravity.

ITEM 7. SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DOUBLECLICK INC.

Date: August 13, 1999               By: /s/ STEPHEN COLLINS
                                        -------------------
                                            Stephen Collins
                                  CHIEF FINANCIAL OFFICER (PRINCIPAL
                                          FINANCIAL OFFICER)