Form 10-K/A
period 1998-12-31
DOUBLECLICK INC
filed 1999-10-15
CIK 1049480

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2


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

                                DOUBLECLICK INC.

                          1998 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS





                                                                                                       Page
                                                                                                       ----
PART I
------
------
Item 1.    Business..................................................................................     1

Item 2.    Properties................................................................................     9

Item 3.    Legal Proceedings.........................................................................    10

Item 4.    Submissions of Matters to a Vote of Security Holders......................................    10

PART II
------
------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....................    11

Item 6.    Selected Financial Data...................................................................    12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations.........................................................................    14

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk................................    22

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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES


    DoubleClick's revenues are derived primarily from the delivery of advertisements on the Web sites of Web publishers on the DoubleClick Network. Revenues increased 162.1% to $80.2 million for the year ended December 31, 1998 from $30.6 million for the year ended December 31, 1997. The increase in revenues was due primarily to an increase in the number of advertisers and ads delivered on the DoubleClick Network, and an increase in DART revenues, offset in part by lower average price per advertisement. Revenues earned from advertisements delivered on or through the AltaVista Web site were $37.3 million, or 46.5% of revenues for the year ended December 31, 1998, compared to $13.7 million, or 44.7% of revenues for the year ended December 31, 1997. Approximately $3.0 million of revenues for the year ended December 31, 1998 resulted from sales of inventory on the AltaVista Web site which was derived from an arrangement between AltaVista and another search engine that expired on June 30, 1998, and was therefore non-recurring. AltaVista is a significant part of the DoubleClick Network. No other Web site accounted for more than 10.0% of revenues for the year ended December 31, 1998, and no one advertiser accounted for more than 10.0% of revenues during the same period. The provision for advertiser discounts increased to $4.5 million for the year ended December 31, 1998, compared to $812 thousand for the year ended
December 31, 1997. The increases in the provision for advertiser discounts is commensurate with the increase in revenues and the level of business activity.


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

OPERATING EXPENSES


    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, maintenance of DoubleClick's Web site, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses were $29.2 million and $10.7 million for the years ended December 31, 1998 and 1997, respectively, or 36.4% and 35.0% of revenues, respectively. The increase was primarily attributable to the increase in sales personnel and costs associated with the expansion of international operations of approximately $14.6 million, commissions associated with the increase in revenues of approximately $2.7 million, and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns of approximately $1.2 million. The increase in sales and marketing expenses as a percentage of revenues resulted from such expenses increasing more rapidly than revenues as DoubleClick continued to build its sales and marketing infrastructure. DoubleClick expects sales and marketing expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel, expands into new markets and continues to promote the DoubleClick brand.


    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional services fees and related supplies and materials. General and administrative expenses were $11.3 million and $6.3 million for the years ended December 31, 1998 and 1997, respectively, or 14.1% and 20.7% of revenues,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)


respectively. The increase in absolute dollars was primarily the result of expenses related primarily to increased personnel of approximately $2.5 million and increased professional service fees of $300 thousand. In addition, the provision for doubtful accounts increased to $2.4 million for the year ended December 31, 1998, compared to $831 thousand for the year ended December 31, 1997. The increase in the provision for doubtful accounts is commensurate with the increase in revenues and the level of business activity. DoubleClick expects general and administrative expenses to continue to increase on an absolute dollar basis but continue to decrease as a percentage of revenues as DoubleClick hires additional personnel and incurs additional costs related to the growth of its business and its operations as a public company.



    PRODUCT DEVELOPMENT. Product development expenses consist primarily of compensation and consulting expenses and enhancements to the DART technology. To date, all product development costs have been expensed as incurred. Product development expenses were $6.7 million and $1.4 million for the years ended December 31, 1998 and 1997, respectively, or 8.3% and 4.6% of revenues, respectively. The increase in absolute dollars was due primarily to increases in product development personnel and related expenses of approximately $5 million and consulting expenses. The increase in product development expenses as a percentage of revenues resulted from such expenses increasing more rapidly than revenues as DoubleClick continued the development of its DART technology and its solutions. DoubleClick believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis.


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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE PERIOD FROM JANUARY 23, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996

REVENUES


    Revenues increased to $30.6 million for the year ended December 31, 1997 from $6.5 million for the period from January 23, 1996 (inception) through December 31, 1996. During the period from January 23, 1996 (inception) through December 31, 1996, $1.1 million of DoubleClick's revenues were derived from commissions received from the sale of advertising that was placed on the Web sites of Netscape and Excite. Revenues recognized from commissions for the year ended December 31, 1997 were not material. The increase in revenues was due primarily to an increase in the number of advertisers and ads delivered on the DoubleClick Network, and to the addition of the AltaVista Web site to the DoubleClick Network in December 1996. Revenues earned during the year ended December 31, 1997 from advertisements delivered on or through the AltaVista Web site were $13.7 million, or 44.7% of revenues. AltaVista is a significant part of the DoubleClick Network. For the year ended December 31, 1997, no one advertiser accounted for more than 10% of DoubleClick's revenues. Through December 31, 1997, DoubleClick had not derived significant revenues from its DART Service. The provision for advertiser discounts increased to $812 thousand for the year ended
December 31, 1997, compared to $0 for the year ended December 31, 1996. The increase in the provision for advertiser discounts is commensurate with the increase in overall revenues and the level of business activity.

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

OPERATING EXPENSES


    SALES AND MARKETING. Sales and marketing expenses were $10.7 million and $3.1 million for the year ended December 31, 1997 and for the period from January 23, 1996 (inception) through December 31, 1996, respectively, or
35.0% and 47.3% of revenues, respectively. The increase in absolute dollars was due primarily to costs associated with the increase in sales personnel of approximately $6.3 million, commissions associated with increased revenues of approximately $700 thousand and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns.



    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $6.3 million and $2.1 million for the year ended December 31, 1997 and for the period from January 23, 1996 (inception) through December 31, 1996, respectively, or 20.7% and 32.9% of revenues, respectively. The increase in absolute dollars was primarily a result of expenses related to increased personnel of approximately $2.5 million, increased professional service fees of approximately $700 thousand and facility expenses necessary to support DoubleClick's domestic and international growth. In addition, the provision for doubtful accounts increased to $831 thousand for the year ended December 31, 1997, compared to $150 thousand for the year ended December 31, 1996. The increase in the provision for doubtful accounts is commensurate with the increase in overall revenues and the level of business activity.



    PRODUCT DEVELOPMENT. Product development expenses were $1.4 million and $0.6 million for the year ended December 31, 1997 and for the period from January 23, 1996 (inception) through December 31, 1996, respectively, or 4.6% and 9.5% of revenues, respectively. The increase in absolute dollars was due primarily to increases in product development personnel of approximately
$500 thousand and consulting expenses. Product development expenses incurred during the year ended December 31, 1997 were primarily related to enhancements to the DART technology and its solutions.


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


Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Interest Rate Risk



     The primary objective of DoubleClick's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, DoubleClick maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 1998, the Company's total portfolio matures in one year or less. See Note 1 of Notes to Consolidated Financial Statements.




     The following table presents the amounts of DoubleClick's cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 1998:






                                          1999      Fair Value
                                        --------    ----------
                                        (Dollars in thousands)

Cash equivalents and short-term
 investments..........................  129,817      $129,817
Average interest rates................      5.4%





     DoubleClick did not hold derivative financial instruments as of December 31, 1998, and has never held such instruments in the past. In addition, DoubleClick had no outstanding debt as of December 31, 1998.





Foreign Currency Risk



     Foreign currency risk related to the Company's international sales are derived mostly from the Company's delivery of advertising impressions through third-party Web Sites that are a part of DoubleClick's U.S. or International Networks and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

     The Company is also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company for the year ended 1998 was not material.

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

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                          PERIOD FROM
                                                                                                       JANUARY 23, 1996
                                                                                                          (INCEPTION)
                                                                                                            THROUGH
                                                                          FOR THE YEARS ENDED DECEMBER 31, DECEMBER 31,
                                                                               1998            1997           1996
                                                                           -------------   ------------   -----------
OPERATIONS
  Net loss                                                                 $ (18,172,751)  $ (8,356,261)   (3,191,770)
  Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                         2,232,862        388,815        45,932
         Amortization of deferred compensation                                   615,817        490,299            --
         Provision for bad debts and advertiser discounts                      2,637,277        562,075       150,000
         Changes in operating assets and liabilities:
                  Accounts receivable                                        (24,070,481)    (6,972,494)   (4,228,837)
                  Prepaid expenses & other current assets                       (266,271)      (453,515)         (900)
                  Accounts payable                                            12,440,492      6,193,715     1,948,714
                  Accrued expenses                                             9,339,267      2,311,124     1,097,418
                  Deferred revenues, deferred license and service fees         1,446,388         57,628       733,433
                                                                           -------------   ------------   -----------
                  Cash used in operating activities                          (13,797,400)    (5,778,614)   (3,446,010)
                                                                           -------------   ------------   -----------
INVESTING ACTIVITIES

   Purchases of short-term investments                                       (14,619,833)    (5,874,229)           --
   Proceeds from maturity of short-term investments                           10,851,000             --            --

   Payments for purchases of property and equipment                          (13,638,033)    (1,940,347)     (491,726)
   Investments and other assets                                                 (747,589)      (254,926)           --
                                                                           -------------   ------------   -----------
                  Cash used in investing activities                          (18,154,455)    (8,069,502)     (491,726)
                                                                           -------------   ------------   -----------
FINANCING ACTIVITIES
   Proceeds from issuances of common stock                                   156,223,669             --       600,000
   Proceeds from issuance of preferred stock                                          --     39,831,994            --
   Redemption of common stock                                                         --    (25,000,343)           --
   Proceeds from exercise of common stock options                                229,311         27,317            --
   Advances from related party                                                        --      3,048,096     3,337,736
   Payments under capital lease obligation                                       (44,100)            --            --
   Repayment of advances to related party                                             --     (1,385,832)           --
                                                                           -------------   ------------   -----------
                  Cash provided by financing activities                      156,408,880     16,521,232     3,937,736
                                                                           -------------   ------------   -----------

Effect of exchange rate changes on cash                                           42,440         (1,271)           --

Net increase in cash and cash equivalents                                    124,499,465      2,671,845            --

Cash and cash equivalents at beginning of period                               2,671,845             --            --
                                                                           -------------   ------------   -----------
Cash and cash equivalents at end of period                                 $ 127,171,310   $  2,671,845   $        --
                                                                           -------------   ------------   -----------
                                                                           -------------   ------------   -----------

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



CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS



    The Company considers all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.





    The Company classifies its short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. At December 31, 1998 and 1997, the fair value of such securities approximated cost and the unrealized holding gains or losses were not material. DoubleClick recognizes gains and losses on specific identification of the securities which comprise the short-term investment balance. For the years ended December 31, 1998 and 1997, the company did not realize any gains or losses as no investments were sold prior to maturity. The following schedule summarizes the estimated fair value of the Company's cash, cash equivalents and short-term investments, (in thousands):







                                                  December 31,
                                               -------------------
                                                 1998       1997
                                               --------   --------
Cash and cash equivalents:
  Cash.......................................  $    864    $  553
  Money market funds.........................     6,133     2,119
  Municipal bonds and notes..................    18,000        --
  Corporate securities.......................   102,174        --
                                               --------    ------
                                               $127,171    $2,672

Short-term investments:
  Municipal bonds and notes (1)..............  $  9,643    $5,874
                                               --------    ------
                                               --------    ------


(1) all short-term investments have contractual maturities of one year or less.

                                DOUBLECLICK INC.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives, or the term of the leases, whichever is shorter.

REVENUE RECOGNITION

    Revenues are derived primarily from the delivery of advertising impressions through third-party Web sites comprising the DoubleClick Network (the "Network") and fees earned from independent publishers and advertisers which use the DART technology to deliver ad impressions. Revenues are recognized in the period the advertising impressions are delivered provided collection of the resulting receivable is probable.


    The Company becomes obligated to make payments to third-party Web sites, which have contracted with the Company to be part of the Network, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statement of operations.


     Revenues earned by the Company derived from sales commissions and administrative services are recognized in the period in which the services are provided.



     Revenues are presented net of a provision for advertiser discounts which is estimated and established in the period in which the services are provided.


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


INTERNAL-USE SOFTWARE



     Effective January 1, 1999 the Company will adopt Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. The adoption of this statement is not expected to have a material impact on the Company's financial statements.


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



    Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At December 31, 1996, 1997 and 1998, outstanding options to purchase shares of common stock of 1,361,380, 2,020,167 and 2,425,571, respectively, with weighted average per share exercise prices of $0.16, $1.78 and $8.73, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share for 1997 and 1998 excludes the effect of shares issuable upon the conversion of 40,000 shares of Convertible Preferred Stock since their inclusion would have had an antidilutive effect. As a result, the basic and diluted per share amounts are identical for all periods presented.





    The 1997 and 1998 quarterly information previously reported has been revised on the same basis described above. The following are the quarterly basic and diluted net loss per common share and the weighted average shares used in the basic and diluted net loss per share computation as previously reported and as revised:




                                                                     Period from
                                                                     January 23,
                                                                        1996
                                                        Year Ended   (Inception)                   QUARTER ENDED
                                                       December 31,    through      ----------------------------------------------
                                                      --------------- December 31,  MARCH 31,    MARCH 31,  JUNE 30, SEPTEMBER 30,
                                                       1998    1997      1996         1997         1998       1997       1997
                                                      ------  ------  -------     ---------      ---------   --------   --------
                                                                   (In thousands, except per share amounts)
Weighted average shares used in basic and
 diluted net loss per share computation
 as previously reported                               16,091  11,449  11,397        11,397       14,116       11,397    11,447
                                                      ======  ======  ======        =======      =======     ========  ========
Basic and diluted net loss per share as
 previously reported                                  $(1.13) $(0.73) $(0.28)       $(0.11)     $ (0.31)     $ (0.11)   $(0.19)
                                                      ======  ======  ======        =======      =======     ========   =======
Weighted average shares used in basic and
 diluted net loss per share computation as revised    15,220   6,859   9,059         9,059       10,583        7,928     5,227
                                                      ======   =====   =====        =======       =======     =======   =======

Basic and diluted net loss per share as revised       $(1.19) $(1.22) $(0.35)      $ (0.14)      $(0.42)     $ (0.16) $  (0.41)
                                                      ======   =====   =====        =======      =======      =======   =======


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



    Concurrent with the issuance of Convertible Preferred Stock, the Company effected an exchange and redemption of its outstanding Class A, B, and C Common Stock. Pursuant to the exchange, the stockholders of Class A, B, and C Common shares received 1, .28, and .28 shares, respectively, of newly issued common stock for each share exchanged. Holders of the Class B and C Common Shares also received $4.64 per share, or $25,000,343 in the aggregate, for each share exchanged and redeemed.



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
                                  ------------
                                  ------------



During the year ended December 31, 1997, deferred compensation of $1,547,072 was recorded for options granted of which $490,299 and $615,817 was amortized to compensation expense in 1997 and 1998 respectively. The remaining deferred compensation will be amortized over the balance of the four year vesting period of the stock options. All stock options granted in 1998 were granted with exercise prices at fair market value.



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

                                                                   ADDITIONS
                                                    BALANCE AT     CHARGED TO                    BALANCE AT
                                                     BEGINNING     COSTS AND                       END OF
                 DESCRIPTION                         OF PERIOD      EXPENSES      DEDUCTIONS       PERIOD
                                                    ----------     ----------     ----------     ----------
1998:
Allowances deducted from accounts receivable:
  Allowance for doubtful accounts                   $      712     $    2,399     $   (1,696)    $    1,415
  Allowances for advertiser discounts               $      580     $    4,534     $   (2,600)    $    2,514
                                                    ----------     ----------     ----------     ----------
    Total                                           $    1,292     $    6,933     $   (4,296)    $    3,929
                                                    ----------     ----------     ----------     ----------
                                                    ----------     ----------     ----------     ----------
1997:
Allowances deducted from accounts receivable:
  Allowance for doubtful accounts                   $      150     $      831     $     (269)    $      712
  Allowances for advertiser discounts               $        -     $      812     $     (232)    $      580
                                                    ----------     ----------     ----------     ----------
    Total                                           $      150     $    1,643     $     (501)    $    1,292
                                                    ----------     ----------     ----------     ----------
                                                    ----------     ----------     ----------     ----------
1996:
Allowances deducted from accounts receivable:
  Allowance for doubtful accounts                   $        -     $      150     $        -     $      150
  Allowances for advertiser discounts               $        -     $        -     $        -     $        -
                                                    ----------     ----------     ----------     ----------
    Total                                           $        -     $      150     $        -     $      150
                                                    ----------     ----------     ----------     ----------
                                                    ----------     ----------     ----------     ----------

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 15th day of October, 1999.

                                DOUBLECLICK INC.

                                By: /s/ KEVIN J. O'CONNOR
                                    --------------------------------
                                    Kevin J. O'Connor
                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated on October 15, 1999:


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