Form 10-Q/A
period 1999-03-31
DOUBLECLICK INC
filed 1999-10-15
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of April 30, 1999, there were 39,580,068 shares of the registrant's common stock outstanding.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I FINANCIAL INFORMATION

ITEM 2:  Consolidated Financial Information:

         Consolidated Balance Sheet as of March 31, 1999 and
         December 31, 1998 (unaudited with respect to March 31, 1999) .....  3

         Unaudited Consolidated Statement of Operations for the three months ended March 31, 1999 and 1998......... ....................  4

         Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 1999 and 1998..............................  5

         Unaudited Consolidated Statement Of Stockholders' Equity for
         the three months ended March 31, 1999 and 1998....................  6

         Notes to Unaudited Consolidated Financial Statements .............  7

ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 13

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk........ 21

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings......... ....................................... 32

ITEM 2:  Changes in Securities and Use of Proceeds......................... 32

ITEM 3:  Defaults Upon Senior Securities................................... 32

ITEM 4:  Submission of Matters to a Vote of Security Holders .............. 32

ITEM 5:  Other Information......... ....................................... 32

ITEM 6:  Exhibits and Reports on Form 8-K.................................. 32

ITEM 7:  Signatures ....................................................... 34

                                DOUBLECLICK INC.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)

                                                               March 31,      December 31,
                                                                 1999             1998
                                                                 ----             ----
                                                              (unaudited)
                       ASSETS
Current assets:
Cash and cash equivalents ................................      $ 331,851       $ 127,171
Short-term investments ...................................         39,295           9,643
Accounts receivable, less allowances of $4,297 and $3,929.         23,085          31,342
Prepaid expenses and other current assets ................          2,199             869
                                                                ---------       ---------
     Total current assets ................................        396,430         169,025

Property and equipment, net ..............................         14,296          13,741
Investments and other assets .............................          5,925             855
                                                                ---------       ---------
     Total assets ........................................      $ 416,651       $ 183,621
                                                                =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable .........................................      $   9,059       $  20,583
Accrued expenses .........................................         11,130          12,220
Deferred revenues ........................................          3,729           1,683
Deferred license and service fees ........................            421             421
                                                                ---------       ---------
     Total current liabilities ...........................         24,339          34,907

Convertible subordinated notes ...........................        250,000              --
Other liabilities ........................................            321             375

Stockholders' equity:
Common stock, par value $0 001;
  39,465,228 and 39,135,774 shares  outstanding ..........             39              39
Additional paid-in capital ...............................        204,205         203,417
Accumulated deficit ......................................        (61,642)        (54,717)
Deferred compensation ....................................           (345)           (441)
Other accumulated comprehensive income (loss) ............           (266)             41
                                                                ---------       ---------
     Total stockholders' equity ..........................        141,991         148,339
                                                                ---------       ---------
     Total liabilities and stockholders' equity ..........      $ 416,651       $ 183,621
                                                                =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                DOUBLECLICK INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               1999             1998
                                                             --------         --------
Revenues ............................................        $ 22,087         $ 13,004
Cost of revenues ....................................          10,098            8,845
                                                             --------         --------
   Gross profit .....................................          11,989            4,159
                                                             --------         --------
Operating expenses
   Sales and marketing ..............................          11,057            5,624
   General and administrative .......................           4,265            2,349
   Product development ..............................           3,611            1,025
   Facility relocation & other ......................           1,644               --
                                                             --------         --------
     Total operating expenses .......................          20,577            8,998
                                                             --------         --------
Loss from operations ................................          (8,588)          (4,839)

Interest income .....................................          (2,005)            (428)
Interest expense ....................................             342               16
                                                             --------         --------
Net loss ............................................        $ (6,925)        $ (4,427)
                                                             ========         ========

Basic and diluted net loss per share ................        $  (0.18)        $  (0.21)

Weighted average shares used in basic and diluted net
loss per share calculation ..........................          39,301           21,166
                                                             ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                DOUBLECLICK INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        1999            1998
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...................................................      $  (6,925)      $  (4,427)
   Adjustments to reconcile net loss to cash used
     in operating activities:
     Depreciation and amortization ............................          1,015             205
      Facility relocation and other ...........................          1,363
     Amortization of deferred compensation ....................             96             204
     Provision for bad debt and advertisers discounts .........            368              86
     Changes in operating assets and liabilities:
       Accounts receivable ....................................          7,889          (5,133)
       Prepaid expenses and other current assets ..............         (1,168)           (125)
       Accounts payable .......................................        (11,524)          1,667
       Accrued expenses .......................................         (1,078)          2,215
       Deferred revenues ......................................          1,941           1,156
                                                                     ---------       ---------
          Net cash used in operating activities ...............         (8,023)         (4,152)
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of short-term investments ........................        (29,963)             --
   Proceeds from maturities of short-term investments .........            311           3,536
   Purchases of property and equipment ........................         (2,862)         (2,731)

                                                                     ---------       ---------
          Net cash (used in) provided by investing activities .        (32,514)            805
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of Convertible Subordinated Notes,
       net of deferred offering costs of $5,253 ...............        244,747              --
   Proceeds from issuance of common stock .....................             --          62,506
   Proceeds from exercise of stock options ....................            936              11
   Other ......................................................           (159)            228
                                                                     ---------       ---------
          Net cash provided by financing activities ...........        245,524          62,745

Effect of cumulative translation adjustment ...................           (307)            (22)

Net increase in cash and cash equivalents .....................        204,680          59,376
Cash and cash equivalents at beginning of period ..............        127,171           2,672
                                                                     ---------       ---------
Cash and cash equivalents at end of period ....................      $ 331,851       $  62,048
                                                                     =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                DOUBLECLICK INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      1999               1998

BALANCE AT BEGINNING OF PERIOD .............        $ 148,339         $   9,400

Net loss ...................................           (6,925)           (4,427)
Other comprehensive income (loss) ..........             (307)              (22)
                                                    ---------         ---------
Comprehensive income (loss) ................           (7,232)           (4,449)

Amortization of deferred compensation ......               96               204
Proceeds from exercise of stock options ....              936                11
Proceeds from issuance of common stock .....               --            62,506
Other ......................................             (148)               (5)
                                                    ---------         ---------
BALANCE AT END OF PERIOD ...................        $ 141,991         $  67,667
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




      DoubleClick classifies its short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. At March 31, 1999 and December 31, 1998, the fair value of such securities approximated cost and the unrealized holding gains or losses were not material. DoubleClick recognizes gains and losses on specific identification of the securities which comprise the short-term investment balance. For the three months ended March 31, 1999 and 1998, the Company did not realize any gains or losses as no investments were sold prior to maturity.

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


INTERNAL-USE SOFTWARE

      On January 1, 1999 the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included in property and equipment and are amortized over the useful life of the software beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. Adoption of this statement did not have a material impact on the Company's financial statements.


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


      Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At March 31, 1999 and 1998, outstanding options to purchase shares of common stock of approximately 7.6 million and 5.8 million, respectively, with weighted average per share exercise prices of $8.31 and $2.01, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the period presented. Similarly, DoubleClick had $250 million of convertible subordinated notes due 2006, convertible into common stock at $82.50 per share, outstanding at March 31, 1999 that were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the period presented. As a result, the basic and diluted per share amounts are equal for the three months periods ended March 31, 1999 and 1998.


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

                                DOUBLECLICK INC.

                                                      ESTIMATED        MARCH 31,       DECEMBER 31,
(000's)                                              USEFUL LIFE         1999              1998
-------                                              -----------         ----              ----
Computer Equipment and Software ..............        1-3 years        $ 14,787         $ 12,453
Furniture and Fixtures .......................          5 years           1,294            1,247
Leasehold Improvements .......................        1-5 years           2,432            2,013
Capital Work-In-Progress                                                    808              696
                                                                       --------         --------

                                                                         19,321           16,409
Less accumulated depreciation and amortization                           (5,025)          (2,668)
                                                                       --------         --------
                                                                       $ 14,296         $ 13,741
                                                                       ========         ========


      As a result of DoubleClick's planned relocation, expected to be completed on or about November 30, 1999, DoubleClick incurred a non-recurring charge for the write-down of fixed assets (primarily leasehold improvements), of approximately $1.4 million on assets with a carrying value of $2.1 million. These assets will be abandoned and not relocated to DoubleClick's new headquarters building (see Note 3). DoubleClick's management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. The other components of the facility relocation charge include duplicative rental amounts and moving costs of approximately $270,000 and $11,000, respectively, for the three months ended March 31, 1999. Duplicative rental and moving costs are expensed in the period incurred. These charges are included as Facility relocation and other in the Consolidated Statements Of Operations. Depreciation and amortization of $243 thousand associated with the assets to be disposed of are presented outside of Facility relocation and other in the Consolidated Statement of Operations.


NOTE 3--LEASE AGREEMENT

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

RESULTS OF OPERATIONS

   Revenues

                                  Three Months Ended March 31,
                                  ----------------------------
                                                                Dollar         Percentage
                                  1999           1998           Change           Change
                                  ----           ----           ------           ------
      System revenues (a)        $31,140        $13,004         18,136            139%
                                 =======        =======

      Revenues                   $22,087        $13,004          9,083             70%
      Cost of revenues            10,098          8,845          1,253             14%
                                 -------        -------

       Gross Profit              $11,989        $ 4,159          7,830            188%
                                 =======        =======

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

      Revenues increased to $22.1 million for the three months ended March 31, 1999, compared to $13.0 million for the three months ended March 31, 1998. The increase in revenues was primarily due to an increase in the number of advertisers and ads delivered on the DoubleClick Network as well as an increase in total DART fees earned from publishers and advertisers, offset in part by lower average price per advertisement. Revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 21.1% and 50.9% of DoubleClick's revenues and 43.4% and 50.9% of DoubleClick's systems revenues for the three months ended March 31, 1999 and 1998, respectively. No other Web site accounted for more than 10% revenues during the three month's ended March 31, 1999 and 1998, and no one advertiser accounted for 10% of revenues during the same periods. Revenues derived from advertising impressions delivered to users of the AltaVista Web site has and will continue to represent a significant portion of DoubleClick's revenues. The provision for advertiser discounts increased to $1.4 million for the three months ended March 31, 1999, compared to $311 thousand for the three months ended March 31, 1998. The increase in the provision for advertiser discounts is commensurate with the increase in revenues and the level of business activity.

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

      Operating Expenses

                                                                  Three Months Ended March 31,
                                        ----------------------------------------------------------------------------
                                                                          Percentage of             Percentage of
                                                 Total                     Revenues(a)            System Revenues(a)
                                        ----------------------------------------------------------------------------
                                          1999           1998           1999         1998         1999         1998
                                          ----           ----           ----         ----         ----         ----
      Sales and Marketing ......        $11,057        $ 5,624          50.1%        43.2%        35.5%        43.2%

      General and Administrative          4,265          2,349          19.3%        18.1%        13.7%        18.1%

      Product Development ......          3,611          1,025          16.3%         7.9%        11.6%         7.9%

      (a) All references to revenues take into consideration the change in relationship with Compaq, as discussed above.


      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses increased to $11.1 million for the three months ended March 31, 1999, compared to $5.6 million for the three months ended March 31, 1998. The increase was primarily attributable to the increase in sales personnel and costs associated with the expansion of international operations of approximately $4.6 million, commissions associated with the increase in revenues of approximately $700 thousand and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns. Moreover, DoubleClick expects sales and marketing expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel, expands into new markets and continues to promote DoubleClick brand.

      General and Administrative. General and administrative expenses consist primarily of compensation and professional service fees and related supplies and materials. General and administrative expenses increased to $4.3 million for the three months ended March 31, 1999, compared to $2.3 million for the three months ended March 31, 1998. The increase was primarily due to costs associated with increased personnel of approximately $1.4 million and increased professional fees of approximately $400 thousand. In addition, the provision for doubtful accounts increased to $307 thousand for the three months ended March 31, 1999, compared to $219 thousand for the three months ended March 31, 1998. The increase in the provision for doubtful accounts is commensurate with the increase in revenues and the level of business activity. DoubleClick expects general and administrative expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel and incurs additional costs related to the growth of its business.


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


in product development personnel and related expenses of approximately $2.0 million and consulting and other miscelleneous expenses. DoubleClick believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis but remain relatively constant as a percentage of revenues.

      Facility Relocation and Other. During the three months ended March 31, 1999, DoubleClick recorded a charge of $1.6 million for expenses related to its planned move to a new headquarters facility. The move, expected to be completed on or about November 30, 1999, will consolidate two leased facilities in New York, in which DoubleClick's executive offices and principal operations are located, into approximately 150,000 square feet of office space located at 450 West 33rd Street, New York, New York. The charge relates primarily to the write-down of fixed assets of approximately $1.4 million (primarily leasehold improvements) that will be abandoned and not relocated to DoubleClick's new headquarters building. DoubleClicks's management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. The other components of Facility relocation and other include duplicative rental amounts and moving costs of approximately $270,000 and $11,000, respectively, for the three months ended March 31, 1999. Duplicative rental and moving costs are expensed in the period incurred. Depreciation and amortization of $243 thousand associated with the assets to be disposed of are presented outside of Facility relocation and other in the Consolidated Statement of Operations.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk


      The primary objective of DoubleClick's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, DoubleClick maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 1999, approximately 96% of the Company's total portfolio matures in one year or less, with the remainder maturing in less than two years.


      The following table presents the amounts of DoubleClick's cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 1999:

                                        Through     Through
                                       March 31,    March 31,                     Fair
                                         2000         2001         Total         Value
                                       ---------    ---------    ---------     ---------
                                                   (Dollars in thousands)
Cash equivalents and short-term
  investments ...................      $347,985     $15,452      $363,437      $363,437
Average interest rates ..........         4.9%         5.3%



      DoubleClick did not hold derivative financial instruments as of March 31, 1999 and has never held such instruments in the past. As of March 31, 1999, DoubleClick had outstanding $250 million of convertible subordinated notes due 2006 with a fixed interest rate of 4.75%.


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

      The Company is also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the quarter ended March 31, 1999 was not material.

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

                           DOUBLECLICK INC.


Date: October 15, 1999     By: /s/ STEPHEN COLLINS

                           Stephen Collins
                           CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)