Form 10-Q/A
period 1999-06-30
DOUBLECLICK INC
filed 1999-10-15
CIK 1049480

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

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q/A


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

     Consolidated Statement of Cash Flows for the six months
     ended June 30, 1999 and 1998.............................................3

     Consolidated Statement of Stockholders' Equity for the
     six months ended June 30, 1999 and 1998..................................4

     Notes to Consolidated Financial Statements...............................5

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations...........................10


     Quantitative And Qualitative
     Disclosures About Market Risk...........................................21


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

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                              1999         1998
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................   $ (12,536)   $  (9,101)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
     Depreciation and amortization ......................................       2,504          762
     Facility relocation and other ......................................       1,363         --
     Amortization of deferred compensation ..............................         176          367
     Amortization of deferred financing .................................         142         --
     Provision for bad debts and advertisers discounts ..................       1,572          245
     Changes in operating assets and liabilities:
         Accounts receivable ............................................       9,419       (9,680)
         Prepaid expenses and other current assets ......................      (1,175)        (432)
         Accounts payable ...............................................      (8,118)       4,742
         Accrued expenses ...............................................       3,318        2,490
         Deferred revenues ..............................................       4,594          989
                                                                            ---------    ---------

         Net cash provided by (used in)
         operating activities ...........................................       1,259       (9,618)
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of short-term investments ................................     (45,367)      (2,790)
     Proceeds from maturities of short-term investments .................       3,262        5,645
     Investments ........................................................        --           (282)
     Purchases of property and equipment ................................     (11,162)      (4,622)
                                                                            ---------    ---------

         Net cash used in investing activities ..........................     (53,267)      (2,049)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of Convertible Subordinated Notes,
     net of deferred offering costs of $5,253 ...........................     244,747         --
     Proceeds from issuance of common stock, net ........................        --         62,560
     Payments under capital lease obligations ...........................         (32)        --
     Proceeds from exercise of stock options ............................       1,953           24
     Other ..............................................................        (147)        --
                                                                            ---------    ---------

         Net cash provided by financing activities ......................     246,521       62,584

EFFECT OF EXCHANGE RATE ON CASH .........................................         (30)         (44)
                                                                            ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................     194,483       50,873
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................     127,171        2,672
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $ 321,654    $  53,545
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


     In December 1996, DoubleClick entered into a Procurement and Trafficking Agreement with Digital Equipment Corp. (subsequently acquired by Compaq Computer Corp. ("Compaq")) to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement (the "AltaVista Advertising Services Agreement") that superceded the Procurement and Trafficking Agreement. Under the AltaVista Advertising Services Agreement, the manner in which DoubleClick reports its financial results related to the services it provides to the AltaVista Web site has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross revenues related to ads delivered by DoubleClick to the AltaVista Web site. Beginning January 1, 1999, pursuant to the AltaVista Advertising Services Agreement, DoubleClick recognizes DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of ads on the AltaVista Web site and associated services. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation contributed the assets and liabilities comprising AltaVista's business, which included the Advertising Services Agreement, to a new company that CMGI owns approximately 83% of, with the remainder owned by Compaq.

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

   SHORT TERM INVESTMENTS

     DoubleClick recognizes gains and losses on specific identification of the securities which comprise the short-term investment balance. For the six months ended June 30, 1999 and 1998, the Company did not realize any gains or losses as no investments were sold prior to maturity.

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

   INTERNAL USE SOFTWARE

     On January 1, 1999 the Company adopted Statement of Position (SOP)
98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included in property and equipment and are amortized over the useful life of the software beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. Adoption of this statement did not have a material impact on the Company's financial statements.


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

     DoubleClick is subject to concentrations of credit risk and interest rate risk related to its short-term investments. DoubleClick's credit risk is managed by investing in money market funds, short-term commercial paper, and A1 rated corporate bonds with an average days to maturity of 150 days at June 30, 1999. For the three months ended June 30, 1999 and 1998, interest income was $4.5 million and $817,000, respectively. For the six months ended June 30, 1999 and 1998, interest income was $6.5 million and 1.2 million, respectively.

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

     Diluted loss per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At June 30, 1998 and 1999, outstanding options to purchase shares of common stock of 6.0 million and 7.9 million, respectively, with weighted average per share exercise prices of $2.85 and $14.62, respectively, that could potentially dilute basic earnings per share were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the Company had $250 million of convertible subordinated notes due 2006, convertible into the company's common stock at $82.50 per share, outstanding at June 30, 1999 that were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the period presented. As a result, the basic and diluted per share amounts are equal for the periods ended June 30, 1998 and 1999.


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


   It is anticipated that the combined company will incur estimated direct transaction charges of $16 million related to the proposed merger of DoubleClick with Abacus and $10.8 million for the NetGravity merger, principally in the quarter in which the proposed merger is consummated. These charges include direct transaction costs including estimated investment banking and financial advisory fees of approximately $12.5 million and $7.3 million for the Abacus and NetGravity merger, respectively, and other estimated merger related expenses totalling $3.5 million for each of the Abacus and NetGravity mergers consisting primarily of other professional services and estimated registration expenses based upon discussions and arrangements with vendors. Actual amounts ultimately incurred could differ from the estimated amounts. Additionally, the amounts presented do not include integration costs which may be incurred. Neither DoubleClick, Abacus or NetGravity has estimated the amount or nature of integration costs.

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
                                                                            =======           =======


     As a result of DoubleClick's planned relocation, expected to be completed on or about November 30, 1999, DoubleClick incurred a non-recurring charge for the write-down of fixed assets of approximately $1.4 million on assets with a carrying value of $2.1 million (primarily leasehold improvements). These assets will be abandoned and not relocated to DoubleClick's new headquarters building (see Note 4). DoubleClick's management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. The other components of the facility relocation charge include duplicative rental amounts and moving costs of approximately $389,000 and $99,000, respectively, for the three months ended June 30, 1999 and $659,000 and $109,000, respectively, for the six months ended June 30, 1999. Duplicative rental and moving costs are expensed in the period incurred. These charges are included as Facility relocation and other in the Consolidated Statement of Operations. Depreciation and amortization of $486 thousand associated with the assets to be disposed of are presented outside of Facilities relocation and other in the Consolidated Statement of Operations.

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


   It is anticipated that the combined company will incur estimated direct transaction charges of $16 million related to the proposed merger of DoubleClick with Abacus and $10.8 million for the NetGravity merger, principally in the quarter in which the proposed merger is consummated. These charges include factually supportable direct transaction costs including estimated investment banking and financial advisory fees of approximately $12.5 million and $7.3 million for the Abacus and NetGravity merger, respectively, and other estimated merger related expenses totalling $3.5 million for each of the Abacus and NetGravity mergers consisting primarily of other professional services and estimated registration expenses based upon discussions and arrangements with vendors. Actual amounts ultimately incurred could differ from the estimated amounts. Additionally, the amounts presented do not include amounts which are not factually supportable or integration costs which may be incurred. Neither DoubleClick, Abacus or NetGravity has estimated the amount or nature of integration costs.

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


     Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement (the "AltaVista Advertising Services Agreement") that superceded the Procurement and Trafficking Agreement. Pursuant to the AltaVista Advertising Services Agreement, Compaq has agreed to use DoubleClick's DART technology for ad delivery and to outsource to DoubleClick certain ad sales functions for domestic, international, and local ad sales. In consideration for such services performed by DoubleClick, Compaq pays to DoubleClick (i) a DART Services fee for all advertising delivered by DoubleClick on the AltaVista Web site, (ii) a sales commission based on the net revenues generated from all advertisements sold by DoubleClick on behalf of Compaq and (iii) a billing and collections fee for all billing and collections services performed by DoubleClick on behalf of Compaq. Under the AltaVista Advertising Services Agreement, the manner in which DoubleClick reports its financial results related to the services it provides to the AltaVista Web site has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross revenues related to ads delivered by DoubleClick to the AltaVista Web site. Beginning January 1, 1999, pursuant to the AltaVista Advertising Services Agreement, DoubleClick recognizes DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of ads on the AltaVista Web site and associated services. As a result of this change in relationship with AltaVista, overall gross margin percentage has increased (no significant change in gross profit dollars) as DoubleClick is no longer required to pay service fees to AltaVista for ads sold and delivered on the AltaVista Web site and revenues include the fees earned for services rendered. The AltaVista Advertising Services Agreement will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the AltaVista Advertising Services Agreement. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation contributed the assets and liabilities comprising AltaVista's business, which included the Advertising Services Agreement, to a new company that CMGI owns approximately 83% of, with the remainder owned by Compaq.


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

     The increase in revenues was primarily due to an increase in the number of advertisers and ads delivered on the DoubleClick Network as well as an increase in total DART fees earned from publishers and advertisers. Revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 20.3% and 49.4% of DoubleClick's revenues and 43.9% and 49.4% of DoubleClick's systems revenues for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, revenues derived from advertising impressions delivered to users of the Alta Vista Web Site represented 20.6% and 50.1% of DoubleClick's revenues and 43.8% and 50.1% of DoubleClick's systems revenues, respectively. No other Web site accounted for more than 10% revenues during the three or six months ended June 30, 1999 and 1998, and no one advertiser accounted for 10% of revenues during the same periods. Revenues derived from advertising impressions delivered to users of the AltaVista Web site has and will continue to represent a significant portion of DoubleClick's revenues. The provision for advertiser discounts increased to $1.8 million for the three months ended June 30, 1999, compared to $624 thousand for the three months ended June 30, 1998. The provision for advertiser discounts increased to $3.1 million for the six months ended
June 30, 1999, compared to $935 thousand for the six months ended June 30, 1998. The increases in the provision for advertiser discounts are commensurate with the increase in revenues and the level of business activity.

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




    (a) All references to revenues take into consideration the change in relationship with Compaq, as discussed above. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation contributed the assets and liabilities comprising AltaVista's business, which included the Advertising Services Agreement, to a new company that CMGI owns approximately 83% of, with the remainder owned by Compaq.




     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses increased to $14.0 million for the three months ended June 30, 1999, compared to $6.9 million for the three months ended June 30, 1998. The increase was primarily attributable to the increase in sales personnel and costs associated with the expansion of international operations of approximately $5.3 million, commissions associated with the increase in revenues of approximately $1.2 million and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns. Sales and marketing expenses increased to $25.1 million for the six months ended June 30, 1999, compared to $12.5 million for the six months ended June 30, 1998. The increase was primarily attributable to the increase in sales personnel and costs associated with the expansion of international operations of approximately $10 million, commissions associated with the increase in revenues of approximately $1.9 million and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns. Moreover, DoubleClick expects sales and marketing expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel, expands into new markets and continues to promote the DoubleClick brand.



     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional service fees and related supplies and materials. General and administrative expenses increased to $4.5 million for the three months ended June 30, 1999, compared to $2.6 million for the three months ended June 30,1998. The increase was due primarily to costs associated with increased personnel of approximately $1 million and increased professional fees of approximately $300 thousand. General and administrative expenses increased to $8.8 million for the six months ended June 30, 1999, compared to $5.0 million for the six months ended June 30, 1998. The increase was due primarily to costs associated with increased personnel of approximately $2.4 million and increased professional fees of approximately $700 thousand. In addition, the provision for doubtful accounts increased to $1.1 million for the three months ended June 30, 1999, compared to $457 thousand for the three months ended June 30, 1998. The provision for doubtful accounts increased to $1.4 million for the six months ended June 30, 1999, compared to $676 thousand for the six months ended June 30, 1998. The increases in the provision for doubtful accounts are commensurate with the increase in revenues and the level of business activity. DoubleClick expects general and administrative expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel and incurs additional costs related to the growth of its business.

                                DOUBLECLICK, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS  (CONTINUED)

         PRODUCT DEVELOPMENT. Product development expenses consist primarily of compensation and consulting expenses and enhancements to the DART technology. To date, all product development costs have been expensed as incurred. Product development expenses increased to $4.1 million for the three months ended June 30, 1999, compared to $1.6 million for the three months ended June 30,1998. The increase was primarily due to increases in product development personnel and related expenses of approximately $2.1 million and consulting and other miscellaneous expense. Product development expenses increased to $7.7 million for the six months ended June 30, 1999, compared to $2.6 million for the six months ended June 30, 1998. The increase was primarily due to increases in product development personnel and related expenses of approximately $4.1 million and consulting and other miscellaneous expenses. DoubleClick believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis but remain relatively constant as a percentage of revenues.



     FACILITY RELOCATION AND OTHER. During the three and six months ended June 30, 1999, DoubleClick recorded a charge of $488 thousand and $2.1 million, respectively, for expenses related to its planned move to a new headquarters facility. The move, expected to be completed by on or about November 30, 1999, will consolidate two leased facilities in New York, in which DoubleClick's executive offices and principal operations are located, into approximately 150,000 square feet of office space located at 450 West 33rd Street, New York, New York. The charges relate primarily to the write-down of fixed assets of approximately $1.4 million (primarily leasehold improvements) that will be abandoned and not relocated to DoubleClick's new headquarters building. DoubleClick's management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. The other components of Facility relocation and other include duplicative rental amounts and moving costs of approximately $389,000 and $99,000, respectively, for the three months ended June 30, 1999 and $659,000 and $109,000, respectively, for the six months ended June 30, 1999. Duplicative rental and moving costs are expensed in the period incurred. Depreciation and amortization of $486 thousand associated with the assets to be disposed of are presented outside of the Facility relocation and other in the Consolidated Statement of Operations.


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


           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK



Interest Rate Risk



     The primary objective of DoubleClick's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, DoubleClick maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of June 30, 1999, approximately 93% of the Company's total portfolio matures in one year or less, with the remainder maturing in less than two years.



     The following table presents the amounts of DoubleClick's cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 1999.



                                                           2000       2001     Total    Fair Value
                                                          -------   -------   -------   ----------
                                                                   (Dollars in thousands)
Cash equivalents and short-term investments.........     $284,364   $20,620   $304,984   $304,984
Average interest rates..............................          5.1%      5.5%


     DoubleClick did not hold derivative financial instruments as of June 30, 1999 and has never held such instruments in the past. As of June 30, 1999, DoubleClick had outstanding $250 million of Convertible Notes with a fixed interest rate of 4.75%.


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

     The Company is also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rate vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the quarter ended June 30, 1999 was not material.



-------------------------------------------------------------------------------
Item 8: Financial Statements and Supplementary Data
-------------------------------------------------------------------------------

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

OUR DEPENDENCE ON ALTAVISTA


     Approximately 20.6% and 50.1% of revenues and 43.8% and 50.1% of systems revenues for the six months ended June 30, 1999 and 1998, respectively, resulted from advertisements delivered on or through the AltaVista Web site. On January 20, 1999, DoubleClick agreed with Compaq to enter into an Advertising Services Agreement to replace the existing Procurement and Trafficking Agreement. The Advertising Services Agreement is effective as of January 1, 1999 and will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the Advertising Services Agreement. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation contributed the assets and liabilities comprising AltaVista's business, which included the Advertising Services Agreement, to a new company that CMGI owns approximately 83% of, with the remainder owned by Compaq. The loss of AltaVista as a customer or any significant reduction in traffic on or through the AltaVista Web site would materially and adversely affect our business, results of operations and financial condition.


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

     We have substantially completed many elements of our Year 2000 readiness assessment, testing and remediation plan, and plan to complete all remaining elements of the plan as early in the fourth quarter of 1999 as practicable. We have completed a Year 2000 similation test on the ad delivery functions of our software, and will perform a similar test on the ad reporting functions of our software in third quarter of 1999. As a result of the testing to date, we have identified aspects of our software that will require minor code revisions to become Year 2000 compliant, and we plan to complete the necessary revisions as early in the fourth quarter of 1999 as practicable. To date, we have not identified any material way in which our software is not currently Year 2000 compliant, but it remains possible that our ongoing testing will identify material ways in which our software is not Year 2000 compliant. In the process of contacting our material vendors for Year 2000 assurances, we have identified certain non-U.S. companies providing server hosting services to DoubleClick's international data centers that have been unable to provide adequate assurances of Year 2000 readiness. Beginning in the third quarter, we will continue our investigation of these vendors, and will develop contingency plans in those cases in which we determine that such plans are warranted. Notwithstanding the Year 2000 assurances we will have received from our material vendors, or any contingency plans we will have made, it is possible that the third parties on which we rely may experience problems after January 1, 2000 that could prevent DoubleClick from delivering its services to its customers, decrease use of the Internet or prevent users from accessing the Web Sites of its Web publisher customers. These failures, which are beyond our control, could adversely affect our business, results of operations and financial condition.

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

        RISKS RELATED TO THE PENDING MERGERS WITH ABACUS AND NETGRAVITY

IF WE DO NOT SUCCESSFULLY INTEGRATE ABACUS'S AND NETGRAVITY'S OPERATIONS AND PERSONNEL OR EFFECTIVELY MANAGE THE COMBINED COMPANY, WE MAY NOT ACHIEVE THE BENEFITS OF THE MERGERS AND MAY LOSE KEY PERSONNEL AND CUSTOMERS.

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

IF WE FAIL TO SUCCESSFULLY CROSS-MARKET DOUBLECLICK'S, ABACUS'S AND NETGRAVITY'S PRODUCTS OR DEVELOP NEW PRODUCTS, WE WILL NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUES.

We intend that DoubleClick, Abacus and NetGravity will initially offer its respective products and services to the customers of the other companies. We cannot assure you that any company's customers will have any interest in the other company's products and services. The failure of such cross-marketing efforts would diminish the benefits realized by the mergers.

In addition, we intend after the mergers to develop new products and services that combine the knowledge and resources of the DoubleClick, Abacus and NetGravity businesses. We cannot assure you that these products or services will be successful or that we can successfully integrate or realize the anticipated benefits of the mergers. As a result, we may not be able to increase or maintain our customer base. We cannot assure you that the transactions or other data in Abacus's database will be predictive or useful in other sales channels, including Internet advertising. To date, the companies have not thoroughly investigated the obstacles, technological, market-driven or otherwise, to developing and marketing these new products and services in a timely and efficient way. We cannot assure you that we will be able to overcome the obstacles in developing new products and services, or that there will be a market for the new products or services developed by us after the mergers. A failure or inability like this could have a material adverse effect on the combined company's business, financial condition and operating results or could result in loss of key personnel. In addition, the attention and effort devoted to the integration of the acquired companies will significantly divert management's attention from other important issues, and could seriously harm the combined company.

IF THE COSTS ASSOCIATED WITH THE MERGERS EXCEED THE BENEFITS REALIZED, WE MAY EXPERIENCE INCREASED LOSSES.

DoubleClick expects to incur one-time charges related to the Abacus and NetGravity mergers. If the benefits of the mergers do not exceed the costs associated with them, including any dilution to our stockholders resulting from the issuance of shares in connection with the mergers, our financial results could be adversely affected.

IF WE DO NOT SUCCESSFULLY INTEGRATE ABACUS AND NETGRAVITY OR THE MERGERS' BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE FOR OUR COMMON STOCK MAY DECLINE.

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

IF EITHER MERGER FAILS TO QUALIFY AS A POOLING OF INTERESTS, WE WOULD BE REQUIRED TO TAKE CHARGES AGAINST EARNINGS IN FUTURE PERIODS, WHICH WOULD INCREASE THE AMOUNT OF OUR LOSSES.

If we cannot account for either merger as a pooling of interests, a significant portion of the purchase price for the merger will be allocated to goodwill and other intangible assets, which we would amortize over their estimated useful lives. As a result, we would take charges against our earnings in the future, which may materially and adversely affect our reported financial results and, likely, the price of our common stock.

The availability of pooling-of-interests accounting treatment for the mergers depends upon circumstances and events occurring both before and after each merger's completion. For example, no significant changes in the business of the combined company may occur, including significant dispositions of assets, for a period of two years following the effective time of the merger. Further, affiliates of DoubleClick, Abacus and NetGravity must not sell any shares of either DoubleClick, Abacus or NetGravity, as applicable, capital stock for a period beginning before the merger and ending on the day that we publicly announce financial results covering at least 30 days of combined operations of DoubleClick and the applicable company after the merger. We do not expect that 30 days of combined financial results would be published sooner than January 2000. If affiliates of DoubleClick, Abacus or Net Gravity sell their shares of DoubleClick common stock prior to that time, despite a contractual obligation restricting this sale, the applicable merger may not qualify for accounting as a pooling of interests for financial reporting purposes.

CHANGING REQUIREMENTS FOR FAIR INFORMATION COLLECTION PRACTICES AND POTENTIALLY HEIGHTENED SCRUTINY OF OUR PRODUCTS OR SERVICES COULD REQUIRE ADVERSE CHANGES IN THE WAY THE COMBINED COMPANY CONDUCTS OR PLANS TO CONDUCT ITS BUSINESS

There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. Following the announcement of the Abacus merger with DoubleClick, some of the public discussion has included, and may continue in the future to include, speculation about the information collection practices that will be employed in the combined company's new products and services. We have publicly committed that no personally identifiable offline information about a consumer will be associated with online information about that consumer for the delivery of personally-targeted Internet advertising without first providing the consumer notice and a choice to opt out of the targeted advertising. However, as a consequence of governmental legislation or regulation or evolving standards of fair information collection practices, the combined company may be required to make changes to its products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could have a material adverse effect on the combined company.

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