Form 10-Q
period 1999-09-30
DOUBLECLICK INC
filed 1999-11-15
CIK 1049480

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR


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

AS OF OCTOBER 31, 1999, THERE WERE 45,008,492 SHARES OF THE REGISTRANT'S COMMON
                               STOCK OUTSTANDING.

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

      Consolidated Balance Sheet as of September 30, 1999 and
      December 31, 1998............................................   1

      Consolidated Statement of Operations for the three and nine
      months ended September 30, 1999 and 1998.....................   2

      Consolidated Statement of Cash Flows for the nine months
      ended September 30, 1999 and 1998............................   3

      Condensed Consolidated Statement of Stockholders' Equity
      for the nine months ended September 30, 1999 and 1998........   4

      Notes to Consolidated Financial Statements...................   5

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations................  10

      Quantitative and Qualitative
      Disclosures about Market Risk................................  23

PART II. OTHER INFORMATION.........................................  35


                                DOUBLECLICK INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                          SEPTEMBER 30,   DECEMBER 31,
                                                             1999             1998
                                                           ---------      ------------
                                                          (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..............................   $  68,324       $ 127,171
Investments in marketable securities....................     294,985           9,643
Accounts receivable, less allowances of $6,906
   and $3,929...........................................      30,471          31,342
Prepaid expenses and other current assets ..............       3,495             869
                                                           ---------       ---------


     Total current assets ..............................     397,275         169,025

Property and equipment, net ............................      26,691          13,741
Other assets............................................       5,752             855
                                                           ---------       ---------

     Total assets ......................................   $ 429,718       $ 183,621
                                                           =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .......................................   $  24,199       $  20,583
Accrued expenses .......................................      15,938          12,220
Deferred revenue .......................................       7,463           1,683
Deferred license and service fees ......................         239             421
                                                           ---------       ---------

     Total current liabilities .........................      47,839          34,907

Convertible subordinated notes .........................     250,000            --
Other liabilities ......................................         269             375

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001;
     39,913,048 and 39,135,774 shares outstanding ......          40              39
Additional paid-in capital .............................     205,583         203,417
Accumulated deficit ....................................     (72,625)        (54,717)
Deferred compensation ..................................        (197)           (441)
Other accumulated comprehensive income (loss) ..........      (1,191)             41
                                                           ---------       ---------

     Total stockholders' equity ........................     131,610         148,339
                                                           ---------       ---------

     Total liabilities and stockholders' equity ........   $ 429,718       $ 183,621
                                                           =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                        ----------------------------   ---------------------------
                                               1999        1998              1999        1998
                                            --------    --------          --------    --------

Revenues ................................   $ 44,948    $ 20,777          $ 98,027    $ 51,074
Cost of revenues ........................     22,031      13,970            47,069      34,539
                                            --------    --------          --------    --------

     Gross profit .......................     22,917       6,807            50,958      16,535
                                            --------    --------          --------    --------

Operating expenses

     Sales and marketing ................     18,629       7,608            43,688      20,117
     General and administrative .........      6,141       2,855            14,891       7,825
     Product development ................      5,177       1,778            12,868       4,357
     Facility relocation & other ........        388        --               2,520        --
                                            --------    --------          --------    --------

     Total operating expenses ...........     30,335      12,241            73,967      32,299
                                            --------    --------          --------    --------

Loss from operations ....................     (7,418)     (5,434)          (23,009)    (15,764)

Interest and other, net .................      2,046         720             5,101       1,949
                                            --------    --------          --------    --------

Net loss ................................   ($ 5,372)   ($ 4,714)         ($17,908)  ($ 13,815)
                                            ========    ========          ========    ========

Basic and diluted net loss per share ....     ($0.13)     ($0.14)           ($0.45)     ($0.44)
                                            ========    ========          ========    ========

Weighted average shares used in basic and
diluted net loss per share calculation ..     39,824      33,131            39,524      31,501
                                            ========    ========          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                              1999           1998
                                                                            ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................   $ (17,908)   $  (13,815)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
     Depreciation and amortization ......................................      11,305         1,334
     Facility relocation and other ......................................       1,363           --
     Amortization of deferred compensation ..............................         244           502
     Amortization of deferred financing .................................         192           --
     Provision for bad debts and advertiser discounts ...................       2,980         1,220
     Changes in operating assets and liabilities:
         Accounts receivable ............................................      (2,109)      (12,242)
         Prepaid expenses and other current assets ......................      (2,538)         (415)
         Accounts payable ...............................................       3,616         4,968
         Accrued expenses ...............................................       3,666         3,428
         Deferred revenue ...............................................       5,467         1,013
                                                                            ---------      ---------

         Net cash provided by (used in)
         operating activities ...........................................       6,278        (14,007)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investments in marketable securities ..................    (305,828)        (5,645)
     Proceeds from maturities of investments in marketable securities....      19,703            196
     Purchases of property and equipment ................................     (25,486)        (6,646)
     Investments in affiliates and other.................................        (197)          (658)
                                                                            ---------      ---------

         Net cash used in investing activities ..........................    (311,808)       (12,753)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of Convertible Subordinated Notes,
     net of deferred offering costs of $5,253 ...........................     244,747            --
     Proceeds from issuance of common stock, net ........................         --          62,560
     Payments under capital lease obligations ...........................         (54)           (13)
     Proceeds from exercise of stock options ............................       2,315             70
     Other ..............................................................        (148)           --
                                                                            ---------      ---------

         Net cash provided by financing activities ......................     246,860         62,617

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ............        (177)            59
                                                                            ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....................     (58,847)        35,916
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................     127,171          2,672
                                                                            ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $  68,324      $  38,588
                                                                            =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (UNAUDITED, IN THOUSANDS)


                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------
                                                           1999           1998
                                                         ---------      ---------

BALANCE AT BEGINNING OF PERIOD .......................   $ 148,339      $   9,400

Net loss .............................................     (17,908)       (13,815)
Other comprehensive income (loss) ....................      (1,232)            57
                                                         ---------      ---------

Comprehensive income (loss) ..........................     (19,140)       (13,758)

Amortization of deferred compensation ................         244            502
Common stock issued from exercise of stock options ...       2,315             70
Issuance of common stock .............................        --           62,560
Other ................................................        (148)          --
                                                         ---------      ---------

BALANCE AT END OF PERIOD .............................    $131,610      $  58,774
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

     Following its merger with NetGravity, Inc. on October 26, 1999 (see
Note 2), DoubleClick also offers a broad range of high-end, mission-critical software and transaction-based services designed for e-commerce merchants, advertising agencies and content publishers.

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

     In December 1996, DoubleClick entered into a Procurement and Trafficking Agreement with Digital Equipment Corp. (subsequently acquired by Compaq Computer Corp. ("Compaq")) to be the exclusive third-party provider of advertising services on specified pages within the AltaVista Web site. Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement (the "AltaVista Advertising Services Agreement") that superceded the Procurement and Trafficking Agreement. Under the AltaVista Advertising Services Agreement, the manner in which DoubleClick reports its financial results related to the services it provides to the AltaVista Web site has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross revenues related to ads delivered by DoubleClick to the AltaVista Web site. Beginning January 1, 1999, pursuant to the AltaVista Advertising Services Agreement, DoubleClick recognizes DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of ads on the AltaVista Web site and associated services. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly-owned subsidiary Digital Equipment Corporation contributed the assets and liabilities comprising AltaVista's business, which included the Advertising Services Agreement, to AltaVista Company, a new company of which CMGI owns approximately 83%, with the remainder owned by Compaq.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Revenues earned by DoubleClick derived from sales commissions and administrative services are recognized in the period in which the services are provided.

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

                              INTERNAL USE SOFTWARE

     On January 1, 1999, DoubleClick adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included in property and equipment and are amortized over the useful life of the software beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. Adoption of this statement did not have a material impact on DoubleClick's financial statements.

             FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     DoubleClick's financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and accrued expenses. At September 30, 1999 and December 31, 1998, the fair value of these instruments approximated their financial statement carrying amount.

     Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. DoubleClick performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

     DoubleClick is subject to concentrations of credit risk and interest rate risk related to its investments. DoubleClick's credit risk is managed by investing in money market funds, short-term commercial paper, and A1 rated corporate bonds. For the three months ended September 30, 1999 and 1998, interest income was $5.0 million and $720,000, respectively. For the nine months ended September 30, 1999 and 1998, interest income was $11.5 million and $2.0 million, respectively.

                                DOUBLECLICK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

     Net revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 16.4% and 47.1% of DoubleClick's total revenues for the three months ended September 30, 1999 and 1998, respectively. No other Web site within the Network was responsible for 10% or more of DoubleClick's total revenues during the periods presented in the consolidated statement of operations. Likewise, for the three months ended September 30, 1999 and 1998, no advertising customer was responsible for 10% or more of DoubleClick's total revenue or total accounts receivable.

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

     Diluted loss per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At September 30, 1999 and 1998, outstanding options to purchase shares of common stock of 5.8 million and 4.7 million, respectively, with weighted average per share exercise prices of $22.33 and $3.50, respectively, that could potentially dilute basic earnings per share were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, DoubleClick had $250 million of convertible subordinated notes due 2006, convertible into DoubleClick's common stock at $82.50 per share, outstanding at September 30, 1999 that were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the period presented. As a result, the basic and diluted per share amounts are equal for the periods ended September 30, 1999 and 1998.

NOTE 2 - MERGERS

                                NETGRAVITY MERGER

     On October 26, 1999, DoubleClick consummated its merger with NetGravity, Inc. ("NetGravity"), a leading provider of interactive online advertising and direct marketing software solutions. Under the terms of the merger, which will be accounted for as a pooling of interests, DoubleClick issued 0.28 shares of DoubleClick common stock for each share of NetGravity common stock. DoubleClick expects to record certain one-time charges in the fourth quarter of 1999 relating to expenses incurred with this transaction.

     The following pro forma results for the three and nine months ended September 30, 1999 and 1998 assume the merger occurred as of January 1, 1998:

                                      Three Months Ended September 30,            Nine Months Ended September 30,
                                      --------------------------------            -------------------------------
(000's, except per share amounts)        1999                  1998                  1999              1998
---------------------------------        ----                  ----                  ----              ----
Revenues                             $  51,706             $  23,836             $ 115,005             $  58,469
Net loss                                (6,931)               (7,537)              (25,301)              (22,448)
Basic and diluted loss
  per share                             ($0.15)               ($0.21)               ($0.57)               ($0.67)

                                DOUBLECLICK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - MERGERS (CONTINUED)

                                  ABACUS MERGER

     On June 13, 1999, DoubleClick entered into a definitive agreement to acquire Abacus Direct Corporation ("Abacus"), a leading provider of specialized consumer information and analysis for the direct marketing industry. Under the terms of the merger, which is expected to be accounted for as a pooling of interests, DoubleClick will issue 1.05 shares of DoubleClick common stock for each share of Abacus common stock. The transaction is expected to be completed in the fourth quarter of 1999, and is subject to certain conditions, including approval by both DoubleClick and Abacus shareholders. DoubleClick expects to record certain one-time charges in the fourth quarter relating to expenses incurred with this transaction.

     It is anticipated that the combined company will incur estimated direct transaction charges of $16 million related to the proposed merger of DoubleClick with Abacus and $10.8 million for the NetGravity merger, principally in the quarter when each respective merger is consummated. These charges include direct transaction costs including estimated investment banking and financial advisory fees of approximately $12.5 million and $7.3 million for the Abacus and NetGravity merger, respectively, and other estimated merger related expenses totaling $3.5 million for each of the Abacus and NetGravity mergers consisting primarily of other professional services and estimated registration expenses based upon discussions and arrangements with vendors. Actual amounts ultimately incurred could differ from the estimated amounts. Additionally, the amounts presented do not include integration costs which may be incurred. Neither DoubleClick, Abacus or NetGravity has estimated the amount or nature of integration costs.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives, or the term of the leases, whichever is shorter.

                                                         ESTIMATED       SEPTEMBER 30,    DECEMBER 31,
                                                        USEFUL LIFE          1999             1998
                                                        ------------     ------------     ------------
(000'S)
------------
Computer Equipment and Software......................   1-3 years           $26,735           $12,453
Furniture and Fixtures...............................     5 years             2,552             1,247
Leasehold Improvements...............................   1-5 years            12,740             2,013
Capital Work-In-Progress.............................                          --                 696
                                                                            -------           -------

                                                                             42,027            16,409
Less accumulated depreciation and amortization.......                       (15,336)           (2,668)
                                                                            -------           -------

                                                                            $26,691           $13,741
                                                                            =======           =======


     As a result of DoubleClick's planned relocation, expected to be completed on or about November 30, 1999, DoubleClick incurred a non-recurring charge for the write-down of fixed assets of approximately $1.4 million on assets with a carrying value of $2.1 million (primarily leasehold improvements). These assets will be abandoned and not relocated to DoubleClick's new headquarters building (see Note 4). DoubleClick's management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. Facility relocation and other for the nine months ended September 30, 1999 also includes duplicative rental and moving costs incurred in the amounts of $1,058,000 and $109,000, respectively. The amount of $388,000 for the three months ended September 30, 1999 represents duplicative rental costs. Depreciation and amortization of $729,000 associated with assets to be disposed of is presented outside of Facility relocation and other in the Consolidated Statements of Operations.

                                DOUBLECLICK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LEASE AGREEMENT

     DoubleClick entered into a lease agreement dated January 26, 1999 for over 150,000 square feet of office space for a term of eleven years with an option to renew the initial term for an additional five years. In 1999, DoubleClick will make lease payments of approximately $800,000 on this space. In addition, DoubleClick will pay monthly payments totaling $4.6 million per annum for the period from January 26, 2000 to January 25, 2004 escalating to $4.85 million for the period from January 26, 2004 to January 25, 2005, and $5.0 million per annum for the period from January 26, 2006 to the expiration date of the initial term on January 25, 2010.

NOTE 5 - CONVERTIBLE SUBORDINATED NOTES

     On March 17, 1999, DoubleClick issued 4 3/4% Convertible Subordinated Notes due 2006 with a principal amount of $250 million (the "Convertible Notes"). The Convertible Notes are convertible into DoubleClick's common stock at a conversion price of $82.50 per share, subject to adjustment in certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 1999. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in Convertible Notes indenture) of DoubleClick. If certain events occur (as described in the Convertible Notes indenture), the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, beginning on March 20, 2001 at the redemption prices set forth in the Convertible Notes indenture. In May 1999, DoubleClick filed a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. This registration statement was declared effective in August 1999.

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

     Interest expense relating to the Convertible Notes was approximately $3.0 million and $6.3 million for the three and nine months ended September 30, 1999, respectively.

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

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the nine months ended September 30, 1999 was $5.7 million. There was no such interest paid for the nine months ended September 30, 1998.

     During the nine months ended September 30, 1999 and 1998, DoubleClick incurred $133,000 and $270,000, respectively, in capital lease obligations.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     References in this report to "DoubleClick", "we", "our" and "us" refer to DoubleClick Inc., and its subsidiaries. DoubleClick is a leading provider of comprehensive Internet advertising solutions for advertisers, ad agencies, Web publishers, and e-commerce merchants worldwide. DoubleClick currently has three principal product offerings. The DoubleClick Network (ad sales) provides fully-outsourced ad sales, delivery and related services to publishers of highly-trafficked Web sites, including The Dilbert Zone, Macromedia, Travelocity, Kelley Blue Book and Food TV. The DoubleClick Network focuses on meeting the needs of Internet advertisers who target users on a national, international and/or local basis. DoubleClick offers to Web publishers seeking an ad delivery and reporting solution both the DART for Publishers service (service bureau) and and AdServer family of products (software solution formerly offered by NetGravity, Inc.), and to e-commerce merchants the AdServer family of products. Through the DART for Advertisers service, DoubleClick provides advertisers and ad agencies the ability to control the targeting, delivery, measurement and analysis of their online marketing campaigns on a real-time basis. DoubleClick also performs technology consulting services for its DART service and with the acquisition of NetGravity as of October 26, 1999, AdServer clients. DoubleClick's proprietary DART technology, which dynamically matches and delivers ads to the target audience within milliseconds, is the platform for all of DoubleClick's service bureau solutions. DoubleClick's proprietary AdServer family of products is the platform for all DoubleClick's software solutions.

     DoubleClick completed its initial public offering in February 1998 and received net proceeds of approximately $62.5 million. In December 1998, DoubleClick received net proceeds of approximately $93.7 million from an additional public offering. In March 1999, DoubleClick received net proceeds of approximately $244.7 million from its issuance of $250 million principal amount 4 3/4% Convertible Subordinated Notes due in 2006. The net proceeds of these transactions were added to DoubleClick's working capital and, pending their use, DoubleClick has invested such funds in interest-bearing investment grade instruments.

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

     DoubleClick's revenues from the DoubleClick Network are received from the advertiser that orders the ad, and DoubleClick typically pays the Web publisher (on whose Web site such advertisement is delivered) a service fee. This service fee is calculated as a percentage of such advertising revenues, and included in cost of revenues. DoubleClick is responsible for billing and collecting for ads delivered on the DoubleClick Network, and typically assumes the risk of non-payment from advertisers. In addition, DoubleClick earns service fees for providing the DART Service to Web publishers and the Closed Loop Marketing Solutions suite of products to Internet advertisers and ad agencies.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     DoubleClick expects that revenues generated from the DoubleClick Network will continue to account for a substantial portion of DoubleClick's revenues for the foreseeable future. Moreover, ads delivered on Web sites of the top four Web publishers in the DoubleClick Network accounted for approximately 18.1% of DoubleClick's revenues for the nine months ended September 30, 1999. DoubleClick typically enters into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. The failure to successfully market the DoubleClick Network, the loss of one or more of the Web sites which account for a significant portion of DoubleClick's revenues from the DoubleClick Network, or any reduction in traffic on such Web sites could have a material adverse effect on DoubleClick's business, results of operations and financial condition. Effective January 1, 1999, AltaVista, historically the largest DoubleClick Network Publisher, became DoubleClick's largest DART customer. See "TRANSACTIONS AFFECTING THE COMPARABILITY OF RESULTS OF OPERATIONS" below.

     To take advantage of the global reach of the Internet, DoubleClick has established DoubleClick Networks in Europe, Asia and other international markets. DoubleClick currently has operations in Australia, Canada, France, Germany, United Kingdom, and Benelux (Belgium, the Netherlands and Luxembourg) and operates through its business partners in Japan, Iberoamerica, Italy and Scandinavia. DoubleClick expects to continue to invest in building its international operations.

     DoubleClick has incurred significant losses since its inception and, as of September 30, 1999, had an accumulated deficit of $72.6 million, of which $47.6 million related to cumulative losses and $25.0 million related to the redemption of shares of Common Stock from certain stockholders in connection with the recapitalization of DoubleClick that occurred simultaneously with the completion of a private placement of DoubleClick's securities in June 1997. In addition, DoubleClick recorded deferred compensation of $1.5 million, which represented the difference between the exercise price and the fair market value of DoubleClick's common stock issuable upon the exercise of certain stock options granted to employees. The deferred compensation is being amortized over the vesting periods of the related options. Of the total deferred compensation amount, approximately $1.3 million has been amortized as of September 30, 1999.

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

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIGNIFICANT TRANSACTIONS

                                NETGRAVITY MERGER

     On October 26, 1999, DoubleClick consummated its merger with NetGravity, Inc. ("NetGravity"), a leading provider of interactive online advertising and direct marketing software solutions. Under the terms of the merger, which will be accounted for as a pooling of interests, DoubleClick issued 0.28 shares of DoubleClick common stock for each share of NetGravity common stock. DoubleClick expects to record certain one-time charges in the fourth quarter of 1999 relating to expenses incurred with this transaction.

     The following pro forma results for the three and nine months ended September 30, 1999 and 1998 assume the merger occurred as of January 1, 1998:

                             Three Months Ended September 30,        Nine Months Ended September 30,
                             --------------------------------        -------------------------------
(000's except per
 share amounts)                  1999              1998                   1999              1998
-----------------------          ----              ----                   ----              ----
Revenues                      $51,706            $23,836                $115,005          $58,469
Net loss                       (6,931)            (7,537)                (25,301)         (22,448)
Basic and diluted loss
  per share                    ($0.15)            ($0.21)                 ($0.57)          ($0.67)


                                  ABACUS MERGER

     On June 13, 1999, DoubleClick entered into a definitive agreement to acquire Abacus Direct Corporation ("Abacus"), a leading provider of specialized consumer information and analysis for the direct marketing industry. Under the terms of the merger, which is expected to be accounted for as a pooling of interests, DoubleClick will issue 1.05 shares of DoubleClick common stock for each share of Abacus common stock. The transaction is expected to be completed in the fourth quarter of 1999, and is subject to certain conditions, including approval by both DoubleClick and Abacus shareholders. DoubleClick expects to record certain one-time charges when the transaction closes relating to expenses incurred with this transaction.

     It is anticipated that the combined company will incur estimated direct transaction charges of $16 million related to the proposed merger of DoubleClick with Abacus and $10.8 million for the NetGravity merger, principally in the quarter in which the proposed merger is consummated. These charges include direct transaction costs including estimated investment banking and financial advisory fees of approximately $12.5 million and $7.3 million for the Abacus and NetGravity merger, respectively, and other estimated merger related expenses totaling $3.5 million for each of the Abacus and NetGravity mergers consisting primarily of other professional services and estimated registration expenses based upon discussions and arrangements with vendors. Actual amounts ultimately incurred could differ from the estimated amounts. Additionally, the amounts presented do not include integration costs which may be incurred. Neither DoubleClick, Abacus or NetGravity has estimated the amount or nature of integration costs.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Effective January 1, 1999, DoubleClick changed its relationship with Compaq by entering into an Advertising Services Agreement (the "AltaVista Advertising Services Agreement") that superceded the Procurement and Trafficking Agreement. Pursuant to the AltaVista Advertising Services Agreement, Compaq has agreed to use DoubleClick's DART technology for ad delivery and to outsource to DoubleClick certain ad sales functions for domestic, international, and local ad sales. In consideration for such services performed by DoubleClick, Compaq pays to DoubleClick (i) a DART Services fee for all advertising delivered by DoubleClick on the AltaVista Web site, (ii) a sales commission based on the net revenues generated from all advertisements sold by DoubleClick on behalf of Compaq and (iii) a billing and collections fee for all billing and collections services performed by DoubleClick on behalf of Compaq. Under the AltaVista Advertising Services Agreement, the manner in which DoubleClick reports its financial results related to the services it provides to the AltaVista Web site has changed. Through December 31, 1998, DoubleClick recognized as revenues the gross revenues related to ads delivered by DoubleClick to the AltaVista Web site. Beginning January 1, 1999, pursuant to the AltaVista Advertising Services Agreement, DoubleClick recognizes DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of ads on the AltaVista Web site and associated services. As a result of this change in relationship with AltaVista, overall gross margin percentage has increased (no significant change in gross profit dollars) as DoubleClick is no longer required to pay service fees to AltaVista for ads sold and delivered on the AltaVista Web site and revenues include the fees earned for services rendered. The AltaVista Advertising Services Agreement will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the AltaVista Advertising Services Agreement. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation contributed the assets and liabilities comprising AltaVista's business, which included the Advertising Services Agreement, to AltaVista Company, a new company of which CMGI owns approximately 83%, with the remainder owned by Compaq.

RESULTS OF OPERATIONS

                         THREE MONTHS ENDED SEPTEMBER 30,                       NINE MONTHS ENDED SEPTEMBER 30,
                 ------------------------------------------------      ------------------------------------------------
                                            DOLLAR    PERCENTAGE                                 DOLLAR     PERCENTAGE
(000's)             1999         1998       CHANGE      CHANGE            1999        1998       CHANGE       CHANGE
--------------   ----------   ----------  ----------  ----------       ----------  ----------  ----------   ----------
  System
  revenues (a)     $60,436     $20,777      $39,659       191%          $135,588     $51,074     $84,514       165%
                   =======     =======      =======       ====           =======     =======     =======       ====
  Revenues         $44,948     $20,777      $24,171       116%           $98,027     $51,074     $46,953        92%

  Cost of
  revenues          22,031      13,970        8,061        58%            47,069      34,539      12,530        36%
                   -------     -------      -------                      -------     -------     -------
  Gross Profit     $22,917     $ 6,807      $16,110       237%           $50,958     $16,535     $34,423       208%
                   =======     =======      =======       ====           =======     =======     =======       ====


(a) System revenues include revenues earned by DoubleClick with respect to network sales relating to publishers which are part of the DoubleClick Network, fees earned from independent publishers and advertisers which use the DART technology to deliver ad impressions, and amounts invoiced on behalf of Compaq Computer Corp. pursuant to the Procurement and Trafficking Agreement (in place from December 1996 to December 1998). System revenues for the nine months ended September 30, 1999 exclude DART service fees, sales commissions and billing and collection fees owed by Compaq Computer Corp. pursuant to the AltaVista Advertising Services Agreement (effective January 1, 1999).

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Revenues increased to $44.9 million for the three months ended September 30, 1999, compared to $20.8 million for the three months ended September 30, 1998. Revenues increased $46.9 million from $51.1 million for the nine months ended September 30, 1998 to $98.0 million, or 92%, for the nine months ended September 30, 1999.

     The increase in revenues was primarily due to an increase in the number of advertisers and ads delivered on the DoubleClick Network as well as an increase in total DART fees earned from publishers and advertisers. Revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 16.4% and 47.1% of DoubleClick's revenues for the three months ended September 30, 1999 and 1998, respectively. AltaVista billings were approximately 37.8% and 47.1% of DoubleClick's systems revenues for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, revenues derived from advertising impressions delivered to users of the AltaVista Web Site represented 18.7% and 49.5% of DoubleClick's revenues. And, for the nine months ended September 30, 1999 and 1998, AltaVista billings were approximately 41.2% and 49.5% of DoubleClick's systems revenues, respectively. No other Web site accounted for more than 10% revenues during the three or nine months ended September 30, 1999 and 1998, and no one advertiser accounted for 10% of revenues during the same periods. Revenues derived from advertising impressions delivered to users of the AltaVista Web site has and will continue to represent a significant portion of DoubleClick's revenues. The provision for advertiser discounts increased to $2.3 million for the three months ended September 30, 1999, compared to $1.1 million for the three months ended September 30, 1998. The provision for advertiser discounts increased to $5.4 million for the nine months ended September 30, 1999, compared to $2.1 million for the nine months ended September 30, 1998. The increases in the provision for advertiser discounts are commensurate with the increase in revenues and the level of business activity.

                                COST OF REVENUES

     Cost of revenues consists primarily of service fees paid to Web publishers for ads delivered to the Web sites on the DoubleClick Network. Cost of revenues also includes other costs of delivering advertisements, including depreciation of the ad delivery system, facilities and personnel-related costs incurred to operate our ad delivery system and Internet access costs. Gross margin was 51.0% and 32.8% for the three months ended September 30, 1999 and 1998, respectively. Gross margin was 52.0% and 32.4% for the nine months ended September 30, 1999 and 1998, respectively.

     The increase in gross margin percent was primarily the result of an increase in revenues from higher margin DART services as a percentage of total revenues, including the impact of the AltaVista Advertising Service Agreement.

                               OPERATING EXPENSES

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                            -------------------------------------------------------------------------------------
                                                              PERCENTAGE OF               PERCENTAGE OF SYSTEM
                                                              REVENUES (a)                    REVENUES (a)
                                                      ------------------------------    -------------------------
(000's)                        1999          1998           1999            1998          1999           1998
--------------------------   --------       -------       --------        --------      --------       --------
Sales and Marketing          $18,629        $7,608         41.4%           36.6%          30.8%         36.6%
General and Administrative   $ 6,141        $2,855         13.7%           13.7%          10.2%         13.7%
Product Development          $ 5,177        $1,778         11.5%            8.6%           8.6%          8.6%
Facility Relocation &
Other                        $   388           --            .9%             --             .6%           --

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS  (CONTINUED)

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                            -------------------------------------------------------------------------------------
                                                              PERCENTAGE OF               PERCENTAGE OF SYSTEM
                                                              REVENUES (a)                    REVENUES (a)
                                                      ------------------------------    -------------------------
(000's)                        1999          1998           1999            1998          1999           1998
--------------------------   --------       -------       --------        --------      --------       --------
Sales and Marketing          $43,688        $20,117         44.6%           39.4%          32.2%         39.4%
General and Administrative   $14,891        $ 7,825         15.2%           15.3%          11.0%         15.3%
Product Development          $12,868        $ 4,357         13.1%            8.5%           9.5%          8.5%
Facility Relocation &
Other                        $ 2,520           --            2.6%             --            1.9%           --


     (a) All references to revenues take into consideration the change in relationship with Compaq, as discussed above. On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary Digital Equipment Corporation contributed the assets and liabilities comprising AltaVista's business, which included the Advertising Services Agreement, to AltaVista Company, a new company of which CMGI owns approximately 83%, with the remainder owned by Compaq.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses increased to $18.6 million for the three months ended September 30, 1999, compared to $7.6 million for the three months ended September 30, 1998. The increase was primarily attributable to the increase in sales personnel associated with our expansion, including international operations, of approximately $7.5 million, commissions associated with the increase in revenues of approximately $2.0 million, and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns. Sales and marketing expenses increased to $43.7 million for the nine months ended September 30, 1999, compared to $20.1 million for the nine months ended September 30, 1998. The increase was primarily attributable to the increase in sales personnel associated with our expansion, including international operations of approximately $19.7 million, commissions associated with the increase in revenues of approximately $1.2 million, and costs related to the continued development and implementation of DoubleClick's marketing and branding campaigns. In addition, the provision for doubtful accounts was $1.0 million for the three months ended September 30, 1999, compared to $300,000 for the three months ended September 30, 1998. The provision for doubtful accounts increased to $2.5 million for the nine months ended September 30, 1999, compared to $1.0 million for the nine months ended September 30, 1998. The increases in the provision for doubtful accounts are commensurate with the increase in revenues and the level of business activity. Moreover, DoubleClick expects sales and marketing expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel, expands into new markets and continues to promote the DoubleClick brand.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and professional service fees and related supplies and materials. General and administrative expenses increased to $6.1 million for the three months ended September 30, 1999, compared to $2.9 million for the three months ended September 30,1998. The increase was due primarily to costs associated with increased personnel of approximately $2.6 million and increased professional fees of approximately $700,000. General and administrative expenses increased to $14.9 million for the nine months ended September 30, 1999, compared to $7.8 million for the nine months ended September 30, 1998. The increase was due primarily to costs associated with increased personnel of approximately $5.7 million and increased professional fees of approximately $1.4 million. DoubleClick expects general and administrative expenses to increase on an absolute dollar basis but decrease as a percentage of revenues as DoubleClick hires additional personnel and incurs additional costs related to the growth of its business.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS  (CONTINUED)

     PRODUCT DEVELOPMENT. Product development expenses consist primarily of compensation and consulting expenses and enhancements to the DART technology. To date, all product development costs have been expensed as incurred. Product development expenses increased to $5.2 million for the three months ended September 30, 1999, compared to $1.8 million for the three months ended September 30, 1998. The increase was primarily due to increases in product development personnel and related expenses of approximately $2.8 million and consulting and other miscellaneous expense. Product development expenses increased to $12.9 million for the nine months ended September 30, 1999, compared to $4.4 million for the nine months ended September 30, 1998. The increase was primarily due to increases in product development personnel and related expenses of approximately $7.0 million and consulting and other miscellaneous expenses. DoubleClick believes that continued investment in product development is critical to attaining its strategic objectives and, as a result, expects product development expenses to increase on an absolute dollar basis but remain relatively constant as a percentage of revenues.

     FACILITY RELOCATION AND OTHER. During the three and nine months ended September 30, 1999, DoubleClick recorded a charge of $388,000 and $2.5 million, respectively, for expenses related to its planned move to a new headquarters facility. The move, expected to be completed on or about November 30, 1999, will consolidate two leased facilities in New York, in which DoubleClick's executive offices and principal operations are located, into approximately 150,000 square feet of office space located at 450 West 33rd Street, New York, New York. The charges relate primarily to the write-down of fixed assets of approximately $1.4 million (primarily leasehold improvements) that will be abandoned and not relocated to DoubleClick's new headquarters building. DoubleClick's management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. Also included in facility relocation and other, for the nine months ended September 30, 1999, are duplicative rental and moving costs when incurred of approximately $1.1 million and $109,000, respectively. The amount of $388,000 for the three months ended September 30, 1999 represents duplicative rental costs. Depreciation and amortization of $729,000 associated with the assets to be disposed of are presented outside of the facility relocation and other in the Consolidated Statements of Operations.

                            INTEREST INCOME (EXPENSE)

     Net interest income increased to $2.0 million for the three months ended September 30, 1999, compared to net interest income of $720,000 for the three months ended September 30,1998. Net interest income increased to $5.1 million for the nine months ended September 30, 1999, compared to net interest income of $1.9 million for the nine months ended September 30, 1998. The increase in net interest income was attributable to an increase in cash and cash equivalents and investments as a result of the net proceeds received by DoubleClick from its additional public offering of common stock in December 1998 and issuance of its 4 3/4% Convertible Subordinated Notes in March 1999, offset in part by interest expense associated with the 4 3/4% Convertible Subordinated Notes.

                                    NET LOSS

     DoubleClick's net loss increased to $5.4 million for the three months ended September 30, 1999, compared to $4.7 million for the three months ended September 30, 1998. DoubleClick's net loss increased to $17.9 million for the nine months ended September 30, 1999, compared to $13.8 million for the nine months ended September 30, 1998. The increase in the net loss was primarily due to expenses related to DoubleClick's planned move to a new headquarters facility in addition to the hiring of additional personnel, particularly in sales and marketing and product development, offset in part by an increase in net interest income.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

                               FINANCIAL CONDITION

     As of September 30, 1999, DoubleClick had $68.3 million of cash and cash equivalents, and $295.0 million in investments in marketable securities. As of September 30, 1999, DoubleClick's principal commitments consist of $250 million of 4 3/4% Convertible Subordinated Notes due 2006 and operating and capital lease obligations.

     Management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel, and the scheduled build-out of its newly leased New York headquarters facilities. DoubleClick currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of DoubleClick's cash resources. DoubleClick believes that its existing cash and cash equivalents and investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

                         CONVERTIBLE SUBORDINATED NOTES

     In March 1999, DoubleClick issued 4 3/4% Convertible Subordinated Notes due 2006 in an aggregate principal amount of $250 million (the "Convertible Notes"). The Convertible Notes are convertible into DoubleClick's common stock at a conversion price of $82.50 per share, subject to adjustment in certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 1999. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Notes indenture) of DoubleClick. If certain events occur (as described in the Convertible Notes indenture), the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, beginning on March 20, 2001 at the redemption prices set forth in the Convertible Notes indenture.

     In May 1999, DoubleClick filed a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. This registration statement was effective in August 1999.

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

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

                                   CASH FLOWS

     Net cash provided by operating activities equaled $6.3 million for the nine months ended September 30, 1999, compared to net cash used in operating activities of $14.0 million for the nine months ended September 30, 1998. Cash provided by operating activities for the nine months ended September 30, 1999 resulted from increases in accounts payable, accrued expenses and deferred revenue; offset by net losses, and increases in accounts receivable and prepaid expenses and other current assets.

     Net cash used in investing activities equaled $311.8 million for the nine months ended September 30, 1999, compared to $12.8 million for the nine months ended September 30, 1998. Cash used in investing activities for the nine months ended September 30, 1999 resulted from purchases of investments with the proceeds received from the issuance of the Convertible Notes in March 1999 and of property and equipment.

     Net cash provided by financing activities equaled $246.9 million for the nine months ended September 30, 1999, compared to $62.6 million for the nine months ended September 30, 1998. Cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of net proceeds received by DoubleClick in connection with the issuance of the Convertible Notes in March 1999.

YEAR 2000

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

DOUBLECLICK (EXCLUDING FORMER NETGRAVITY PRODUCTS, SERVICES AND OPERATIONS)

     The disclosure under this heading relates to DoubleClick's products, services and operations other than those resulting from DoubleClick's merger with NetGravity, Inc. on October 26, 1999.

STATE OF READINESS

     As discussed in more detail in the discussion below, DoubleClick has completed all material elements of its Year 2000 readiness assessment, testing and remediation plan for its material information technology ("IT") systems, which includes the hardware and software that enable DoubleClick to provide and deliver its solutions, and its material non-IT systems. DoubleClick's plan for assessing its Year 2000 readiness consists of (i) quality assurance testing of its internally developed proprietary software incorporated into its solutions ("DART Technology"); (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of DoubleClick's solutions to its Web publisher and advertiser customers; (iii) contacting vendors of material non-IT systems; (iv) assessment of repair or replacement requirements; (v) repair or replacement;
(vi) implementation; and (vii) creation of contingency plans in the event of Year 2000 failures.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DART TECHNOLOGY

     DoubleClick has completed Year 2000 simulation testing and remediation of the DART Technology, and believes that the DART Technology is Year 2000 compliant. DoubleClick is continually conducting quality assurance testing to ensure Year 2000 compliance of all new internally developed proprietary code incorporated into the DART Technology.

THIRD PARTY HARDWARE AND SOFTWARE

     Most of the vendors of the material hardware and software components of DoubleClick's IT systems have informed DoubleClick that the products used by DoubleClick are currently Year 2000 compliant. To the extent Year 2000 remediation is required of any third party hardware or software component, DoubleClick has completed the installation of the software that has been provided to date by DoubleClick's vendors for this purpose. Some of the non-U.S. companies providing server hosting services to DoubleClick's international data centers have informed DoubleClick that they have not yet completed their Year 2000 readiness assessment. DoubleClick is further investigating the status of the Year 2000 readiness of these companies. Notwithstanding the status of any non-U.S. data center, DoubleClick believes that the design of its network of ad servers to reroute traffic to functioning data centers minimizes the effect of intermittent failures of any non-U.S. hosting service to be Year 2000 compliant.

     DoubleClick has completed an assessment of the materiality of its non-IT systems, and has obtained Year 2000 assurances from its vendors, including the electrical utility and telephone company. DoubleClick, like all businesses, is dependent on the continued functioning, domestically and internationally, of basic services such as electrical utilities, telephony, mail delivery, and transportation in order to conduct its business. While DoubleClick is taking steps to attempt to ensure that the third parties on which it is reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance nor the direct or indirect costs to DoubleClick of non-compliance by those third parties or of securing alternate services from Year 2000 compliant parties.

COST

     To date, DoubleClick has not incurred any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. Most of its expenses have related to, and are expected to include, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. Although DoubleClick does not anticipate incurring material costs in connection with its Year 2000 preparations. However, such expenses, if higher than anticipated, could have a material adverse effect on DoubleClick's business, results of operations and financial condition.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RISKS

     DoubleClick believes it has established an effective program to resolve material Year 2000 issues in its sole control in a timely manner. DoubleClick believes that it has completed all material elements of its Year 2000 assessment, testing and remediation plan. It is not possible to predict with certainty the adverse events that could occur notwithstanding DoubleClick's completion of its Year 2000 assessment, testing and remediation plan. However, DoubleClick currently projects that its most reasonably likely worst-case scenario could involve periodic, sporadic, localized Internet outages outside of DoubleClick's control, and the failure of some Web sites to which DoubleClick delivers advertising to function for a period of time. In the event of sporadic Internet outages, DoubleClick believes that it will likely be able to continue to deliver advertising by diverting delivery ad delivery to one or more of its data centers around the world. However, if the Internet outages are extensive and prolonged, DoubleClick may find that the demand for the excess capacity reserved at its data centers exceeds supply, resulting in sporadic and temporary failures by DoubleClick to deliver ads. In addition, DoubleClick relies on the Web sites to which it delivers advertising to be functional, because DoubleClick delivers ads (and accrues revenue) only when a Web site is visited by a user. Any failure by these Web sites to function will likely diminish DoubleClick's revenue for the period that the Web site is not functional. In addition, although DoubleClick will have completed extensive efforts to ensure the Year 2000 compliance of the DART Technology and its internal IT systems, it is still possible that one or after January 1, 2000, there may be failures of the DART technology to deliver or create reports properly, or of its internal IT systems to deliver ads. DoubleClick anticipates that any failure of the DART Technology or of DoubleClick's internal IT systems will be minor, temporary and quickly repaired. DoubleClick intends to have sufficient operations and engineering staff on hand for an immediate response.

CONTINGENCY PLAN

     As discussed above, some of DoubleClick's non-U.S. server hosting companies have not yet provided adequate assurance of Year 2000 compliance. Notwithstanding the status of any non-U.S. data center, DoubleClick believes that the design of its network of ad servers to reroute traffic to functioning data centers minimizes the effect of intermittent failures of any non-U.S. hosting service to be Year 2000 compliant. DoubleClick will continue to make other contingency plans in those cases in which DoubleClick determines such plans are warranted.

NETGRAVITY PRODUCTS, SERVICES AND OPERATIONS

     The disclosure under this heading relates solely to the products, services and operations of NetGravity. Prior to October 26, 1999, the date of NetGravity's merger into DoubleClick, all references to the Company under this heading will refer to NetGravity. On and after that date, all references to the Company under this heading will refer to DoubleClick.

     The Company has completed its assessment of the impact of the Year 2000 issue on its business and operations. The Company has formed an ad-hoc Year 2000 project team to identify and address Year 2000 issues, including potential issues with the significant non-IT systems in its buildings, plant, equipment and other infrastructure. The Company has not identified any significant non-compliance issues with its products that have not already been corrected. The Company has been assured by its vendors that the material IT and non-IT systems of its United States, Asia Pacific and European operations are Year 2000 compliant.

     In September 1998, the Company released version 3.5 of its AdServer product which included enhancements designed to correctly accept and process 21st century dates and, as a result, the Company now believes that the current versions of its AdServer family of software products are Year 2000 compliant. However, given the complexity of software systems such as AdServer and the need for them to interoperate with other systems, the Company can give no assurances that its products will not experience Year 2000 problems in the future. Any such Year 2000 issues could result in:

   --   a decrease in sales of the Company's products;

   -- deferral of revenue recognition on contracts in which the Company has warranted (or may in the future warrant) compliance with Year 2000 requirements;

   -- an increase in the allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedicated resources; or

   -- an increase in litigation costs relating to losses suffered by the Company's customers due to Year 2000 problems.

     In addition, if the Company's customers or its potential customers are required to expend significant resources to address their Year 2000 issues (or if they fail to appropriately address such Year 2000 issues), the Company's business, results of operation and financial condition could be adversely affected due to resulting changes in purchasing patterns. Furthermore, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services, such delays or interruptions could have a material and adverse effect on the Company's business, results of operations and financial condition. Although the Year 2000 project team has not yet determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material and adverse effect on the Company's business, financial condition or results of operations.

     The Company does not separately account for Year 2000 related expenses but estimates that the expenses it has incurred to date to address Year 2000 issues have not been material, and does not expect to incur material expenses in connection with any required future remediation efforts. However, the Company's Year 2000 compliance efforts related to AdServer consumed significant software engineering resources that would otherwise have been devoted to product development efforts. To the extent that significant additional software engineering resources are required to address other Year

2000 issues that may be discovered, the Company's product development efforts may be significantly hampered which, in turn, could have a material and adverse effect on the Company's business, financial condition and results of operations.


FORWARD-LOOKING STATEMENTS

     The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat.
2386) enacted on October 19, 1998 and contains "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which DoubleClick expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material difference include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of DoubleClick, unanticipated system costs, the adequacy of and ability to implement contingency plans and uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and DoubleClick undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     The primary objective of DoubleClick's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, DoubleClick maintains its portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds.

     The following table presents the amounts of DoubleClick's cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 1999.


(000's)                                         1999       2000        2001      Total     Fair Value
---------------------------------------------  -------   --------    -------    -------    ----------
Cash equivalents.............................. $51,328        --         --     $ 51,328   $ 51,328
Average interest rates........................     5.4%       --         --

Investments in marketable securities.......... $64,787   $140,148    $90,050    $294,985   $294,985
Average interest rates........................     5.2%       5.5%       6.0%


     DoubleClick did not hold derivative financial instruments as of September 30, 1999 and has never held such instruments in the past. As of September 30, 1999, DoubleClick had outstanding $250 million of Convertible Notes with a fixed interest rate of 4 3/4%.

Foreign Currency Risk

     Foreign currency risk related to DoubleClick's international sales are derived mostly from DoubleClick's delivery of advertising impressions through third-party Web sites that are a part of DoubleClick's U.S. or International Networks and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     DoubleClick's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, DoubleClick's future results could be materially adversely impacted by changes in these or other factors.

     DoubleClick is also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on DoubleClick in the quarter ended September 30, 1999 was not material.

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

HISTORY OF LOSSES AND ANTICIPATION OF CONTINUED LOSSES

     We incurred net losses of $3.2 million for the period from January 23, 1996 (inception) through December 31, 1996, $8.4 million for the year ended December 31, 1997, and $18.2 million for the year ended December 31, 1998. For the nine months ended September 30, 1999 we incurred a net loss of $17.9 million and, as of September 30, 1999, our accumulated deficit was $72.6 million. We have not achieved profitability and expect to continue to incur operating losses at least into the year 2000. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

OUR DEPENDENCE ON ALTAVISTA

     Approximately 18.7% and 49.5% of revenues for the nine months ended September 30, 1999 and 1998, respectively, resulted from advertisements delivered on or through the AltaVista Web site. Approximately 41.2% and 49.5% of systems revenues for the nine months ended September 30, 1999 and 1998, respectively, resulted from AltaVista billings. On January 20, 1999, DoubleClick agreed with Compaq to enter into an Advertising Services Agreement to replace the existing Procurement and Trafficking Agreement. The Advertising Services Agreement is effective as of January 1, 1999 and will expire on December 31, 2001, subject to prior termination in certain limited circumstances or further extension in accordance with the terms of the Advertising Services Agreement.
On June 29, 1999, Compaq agreed to transfer to CMGI, Inc. a controlling interest in AltaVista. Compaq and its wholly owned subsidiary, Digital Equipment Corporation, contributed the assets and liabilities comprising AltaVista's business, which included the Advertising Services Agreement, to AltaVista Company, a new company of which CMGI owns approximately 83%, with the remainder owned by Compaq. The loss of AltaVista as a customer or any significant reduction in traffic on or through the AltaVista Web site would materially and adversely affect our business, results of operations and financial condition.

WEB PUBLISHER CONCENTRATION

     We derive a substantial portion of our DoubleClick Network revenues from ads we deliver on the Web sites of a limited number of Web publishers. Approximately 18.1% and 60.3% of our revenues for the nine months ended September 30, 1999 and 1998, respectively, resulted from ads delivered on the Web sites of the top four Web publishers on the DoubleClick Network. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers which account for a significant portion of our DoubleClick Network revenues or any significant reduction in traffic on such Web publisher's Web sites. In addition, advertisers or Web publishers may leave the DoubleClick Network because of such a loss, which could materially and adversely affect our business, results of operations and financial condition. Typically we enter into short-term contracts with Web publishers for inclusion of their Web sites in the DoubleClick Network. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future, which may have terms that are not as favorable to us as the terms of the existing contracts. Our business, results of operations and financial condition could be materially and adversely affected by such new contracts or renewals.

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

      - the mix of revenues from our Internet advertising solutions;

      - the timing and amount of costs relating to the expansion of our operations;

      - changes in our pricing policies or those of our competitors;

      - the introduction of new solutions by us or our competitors;

      - the mix of domestic and international sales;

      - costs related to acquisitions of technology or businesses; and

      - general economic and market conditions.

     Our revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on the DoubleClick Network. Such future revenues are difficult to forecast. In addition, we plan to significantly increase our operating expenses to increase our sales and marketing operations, to continue our international expansion, to upgrade and enhance our DART technology, and to market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business, results of operations and financial condition.

QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS
(CONTINUED)

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

NEED TO MANAGE GROWTH

     To successfully implement our business plan in the rapidly evolving market for Internet advertising requires an effective planning and management process. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. As of June 30, 1996, we had a total of 25 employees and, as of September 30, 1999, we had a total of 729 employees. In addition, we plan to continue to expand our sales and marketing and customer support organizations both domestically and internationally. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our future performance may also depend on the effective integration of acquired businesses. Such integration, even if successful, may take a significant period of time and expense, and may place a significant strain on our resources. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to effectively manage our expanding operations or the relocation of our data operations.

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

     We compete for Internet advertising revenues with large Web publishers and Web search engine companies, such as America Online, Excite, Microsoft, Infoseek and Yahoo!. Further, our DoubleClick Network competes with a variety of Internet advertising networks, including 24/7 Media. In marketing our DoubleClick Network and DART Service to Web publishers, we also compete with providers of ad servers and related services. Recently, CMGI, Inc. has announced that it has agreed to acquire several Internet advertising and marketing companies, including AdForce, AdKnowledge, and Flycast Communications. Following the consummation of these transactions, CMGI, Inc. will own several companies, including AdSmart Network and Engage Technologies, that compete with DoubleClick's Internet advertising solutions. We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies which facilitate Internet advertising.

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR INVESTMENTS

     We may acquire or make investments in complementary businesses, products, services or technologies. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies, including our acquisition of NetGravity and pending acquisition of Abacus. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make such acquisitions or investments on commercially acceptable terms. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

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

DEPENDENCE ON PROPRIETARY RIGHTS AND RISK OF INFRINGEMENT

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We have filed two patent applications in the United States and two patent applications internationally. In addition, we apply to register our trademarks in the United States and internationally. (We own the registration for the DoubleClick trademark in the United States.) On September 7, 1999, the U.S. Patent Office issued a patent for DoubleClick's Web-based dynamic advertising delivery solution. We cannot assure you that any of our patent applications or trademark applications will be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties which may be unavailable on commercially reasonable terms.

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

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

     We have operations in a number of international markets. We intend to continue to expand our international operations and international sales and marketing efforts. To date, we have limited experience in developing localized versions of our solutions and in marketing, selling and distributing our solutions internationally. We have established DoubleClick Networks in Australia, Brazil, Canada, France, Germany, Benelux (Belgium, the Netherlands and Luxembourg), Spain and the United Kingdom. In Asia (Taiwan, Singapore, and Hong Kong), and under separate agreement, Japan, Italy and Scandinavia (Sweden, Norway, Finland, and Denmark), we are working with our business partners to conduct operations, establish local networks, aggregate Web publishers and coordinate sales and marketing efforts. Our success in such markets is directly dependent on the success of our business partners and their dedication of sufficient resources to our relationship.

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

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

RISKS RELATED TO THE PENDING MERGER WITH ABACUS AND THE RECENT MERGER WITH NETGRAVITY

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

IF THE COSTS ASSOCIATED WITH THE MERGERS EXCEED THE BENEFITS REALIZED, WE MAY EXPERIENCE INCREASED LOSSES.

     DoubleClick expects to incur certain one-time charges related to the Abacus and NetGravity mergers. If the benefits of the mergers do not exceed the costs associated with them, including any dilution to our stockholders resulting from the issuance of shares in connection with the mergers, our financial results could be adversely affected.

IF WE DO NOT SUCCESSFULLY INTEGRATE ABACUS AND NETGRAVITY OR THE MERGERS' BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE FOR OUR COMMON STOCK MAY DECLINE.

     The market price of our common stock may decline as a result of the mergers with Abacus or NetGravity if:

     The integration of DoubleClick with either company is unsuccessful;

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

     The availability of pooling of interests accounting treatment for the mergers depends upon circumstances and events occurring both before and after each merger's completion. For example, no significant changes in the business of the combined company may occur, including significant dispositions of assets, for a period of two years following the effective time of the merger. Further, affiliates of DoubleClick and Abacus and former affiliates of NetGravity must not sell any shares of either DoubleClick, Abacus or NetGravity, as applicable, capital stock for a period beginning before the merger and ending on the day that we publicly announce financial results covering at least 30 days of combined operations of DoubleClick and the applicable company after the merger. We do not expect that 30 days of combined financial results would be published sooner than January 2000. If affiliates of DoubleClick, Abacus or NetGravity sell their shares of DoubleClick common stock prior to that time, despite a contractual obligation restricting this sale, the applicable merger may not qualify for accounting as a pooling of interests for financial reporting purposes.

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

RISKS RELATED TO ABACUS'S BUSINESS

     Assuming the proposed Abacus merger is consummated, Abacus will constitute a meaningful portion of DoubleClick's business. As a result, we will become subject to additional risks that are specific to Abacus's business. For a detailed discussion of these risks, please see the risk factors included in Abacus's reports filed with the Securities Exchange Commission under the Securities Exchange Act of 1934, which reports are hereby incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the announcement of the proposed merger between DoubleClick and NetGravity, complaints were filed in the San Mateo County, California, Superior Court and the Chancery Court of the State of Delaware against NetGravity and several of its directors. DoubleClick was also named as a defendant in the Delaware action. The complaints allege that the directors of NetGravity breached their fiduciary duties to NetGravity's stockholders in connection with the negotiation of the proposed merger. The California complaint asks the court to enjoin the consummation of the merger or, alternatively, seeks to rescind the merger or an award of unspecified damages from the defendants in the event the merger is consummated. The Delaware complaint asks the court to invalidate the termination fee provision of the merger agreement by and between NetGravity and DoubleClick. The Company believes the claims asserted in the complaints are without merit and intends to vigorously contest them.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Changes in Securities

                                      NONE

     (b)  Use of Proceeds

          On February 19, 1998, the Securities and Exchange Commission declared effective DoubleClick's Registration Statement on Form S-1 (File No. 333-42323). Pursuant to this Registration Statement, and the Abbreviated Registration Statement filed on February 19, 1998 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, on February 25, 1998, DoubleClick completed the initial public offering of 4,025,000 shares of its Common Stock at an initial public offering price of $17.00 per share (the "Offering"). The Offering was managed by Goldman, Sachs & Co., BT Alex.Brown and Cowen & Company. Proceeds to DoubleClick, after calculation of the underwriters discount and commission, from the Offering totaled approximately $62.5 million net of offering costs of $1.1 million. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. As of September 30, 1999, DoubleClick has used approximately $49 million of the proceeds from the Offering toward general corporate purposes, including working capital, and toward the expansion of DoubleClick's international operations and sales and marketing capabilities. None of these expenses were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   NONE

ITEM 5. OTHER INFORMATION

                                   NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) The following Exhibits are filed as part of this report

    27.01 -- Financial Data Schedule

(b) Reports on Form 8-K

     DoubleClick filed one report on Form 8-K, on July 22, 1999, during the three months ended September 30, 1999, announcing the Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, by and among DoubleClick, NJ Merger Corporation and NetGravity, Inc., pursuant to which DoubleClick agreed to acquire NetGravity.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DOUBLECLICK INC.

Date: November 12, 1999              By: /s/ STEPHEN COLLINS
                                         -------------------
                                           Stephen Collins
                                  CHIEF FINANCIAL OFFICER (PRINCIPAL
                                          FINANCIAL OFFICER)