Form 10-K
period 1999-12-31
DOUBLECLICK INC
filed 2000-02-17
CIK 1049480

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 000-23709
                              -------------------

                                DOUBLECLICK INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                13-3870996
       (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                              450 WEST 33RD STREET
                            NEW YORK, NEW YORK 10001
                                 (212) 683-0001
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [x] Yes       [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              [ ] Yes       [x] No

    The aggregate market value of voting stock held by non-affiliates of the registrant as of February 15, 2000 was approximately $10,587,600,000 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant's common stock as of December 31, 1999 was 112,453,892.

                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

________________________________________________________________________________

                                DOUBLECLICK INC.
                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I

ITEM 1.    Business....................................................     3
ITEM 2.    Properties..................................................    27
ITEM 3.    Legal Proceedings...........................................    27
ITEM 4.    Submission of Matters to a Vote of Security Holders.........    29

PART II

ITEM 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters Price Range of Common Stock...........    29
ITEM 6.    Selected Consolidated Financial Data........................    31
ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    33
ITEM 7A.   Quantative and Qualitive Disclosures About Market Risk......    41
ITEM 8.    Consolidated Financial Statements and Supplementary Data....    42
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    67

PART III

ITEM 10.   Directors and Executive Officers of the Registrant..........    67
ITEM 11.   Executive Compensation......................................    67
ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................    67
ITEM 13.   Certain Relationships and Related Transactions..............    70

PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    71

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are a leading provider of technology-driven marketing and advertising solutions to thousands of advertisers, advertising agencies, Web publishers and e-commerce merchants worldwide. We provide a broad range of media, technology and data products and services. Our products and services for Web publishers are designed to optimize revenues. For our advertising, advertising agency and e-commerce merchant customers, our products and services are designed to enhance the effectiveness of their ad and marketing campaigns on the Internet and through other interactive media.

    Our patented DART technology is the platform for many of our solutions and enables our customers to use preselected criteria to deliver the right ad to the right person at the right time. DART is also a sophisticated tracking and reporting tool that our customers rely on to measure ad performance and provide dynamic ad space inventory management. We currently serve ads for over 1,800 clients, and in December 1999 delivered nearly 30 billion advertisements to targeted Internet users.

    Our revenues are derived from three principal lines of business:

     DOUBLECLICK MEDIA. DoubleClick Media offers advertising and marketing solutions to both publishers (i.e., AltaVista, the Dilbert Zone, Kelley Blue Book and Macromedia) and advertisers. We aggregate the advertising inventory of hundreds of Web sites into one of several domestic and international networks based on size, traffic and content. We offer Web publishers outsourced ad sales, ad delivery and related services to generate advertising revenue. We offer advertisers the ability to advertise on these networks and to target users on a local, national and international basis. We deliver advertising on these networks using our DART technology.

     DOUBLECLICK TECHSOLUTIONS. DoubleClick TechSolutions is comprised of comprehensive service and software solutions designed specifically for the needs of our three targeted customer segments: advertisers and agencies, Web publishers and e-commerce merchants. Our solutions include the DART Service for Publishers, the AdServer family of software products for publishers and e-commerce merchants, the DART Service for Advertisers, and the DARTmail Service. We have professional service teams to support these solutions and provide education, consulting services and around-the-clock support. We acquired the AdServer family of software products through our merger with NetGravity, Inc. in October 1999.

     DOUBLECLICK DATA SERVICES. DoubleClick Data Services, through our Abacus division, is a leading provider of information products and marketing research services to the direct marketing industry. Through Abacus, we have developed a comprehensive and productive source of information regarding consumer purchasing behavior by creating a database that includes consumer purchasing data contributed from over 1,500 alliance members. We use this proprietary database and our advanced statistical modeling technology to provide direct marketers with information and analysis which is designed to increase response rates and profits from their direct mail marketing campaigns. We merged with Abacus Direct Corporation in November 1999.

    The Internet has emerged as an attractive new medium for advertisers due to the rapid growth in the number of Web users, the amount of time such users spend on the Web, the increase in electronic commerce, the interactive nature of the Web, the Web's global reach and a variety of other factors. We believe the number of U.S. online households will grow from

39 million in 1999 to 63 million in 2004 and consumer e-commerce will reach $108 billion in 2003. Consequently, we believe that U.S. online advertising spending will grow from $2.8 billion in 1999 to $22.2 billion in 2004. In addition, we believe that markets outside the U.S. will become an increasingly important component of Internet advertising, growing from $500 million in 1999 to $10.5 billion in 2004, accounting for approximately 33% of worldwide Internet advertising. We believe that we are well positioned to capitalize on this large market opportunity.

TECHNOLOGY OVERVIEW

    We continue to enhance and develop our technology platforms. These include:

     DART TECHNOLOGY. Many of our products and services are powered by our patented DART technology, which enables centralized ad management, delivery and reporting. In September 1999, we received a U.S. patent covering fundamental aspects of our DART technology. We use our DART technology to deliver advertising on Web sites independent from how content is delivered. Content is delivered through the particular Web site's services, while our servers contemporaneously select an appropriate advertisement for that Web page and user based on various targeting criteria and deliver that advertisement to the user within milliseconds. The following diagram illustrates the architecture of the DART Service for Publishers:



     Diagram illustrating the typical function of the DoubleClick DART service. Shows a diagram with the following text:

     [1. Web user visits a Web site of a Web publisher utilizing the Company's DART Solutions.]

                        [Stylized picture of user]

     [2. User's browser requests a targeted advertisement from a DoubleClick ad server.]

     [3. DART receives the request and assembles a user profile. The user profile can include geographic location of the user's server, user interests, organization name and size, domain type (i.e., commercial, government, education, network), operating system, server type and version and keywords.]

     [4. DoubleClick DART then compares the user's profile with the targeting criteria of the hundreds of ads available in its database and delivers a dynamically targeted ad. This entire process is completed in milliseconds.]

               [Stylized picture of user viewing targeted ad]

     Our DART technology dynamically targets and delivers ads to Web users based on pre-selected criteria, including the Web site category, time of day and regional geographic location. If the user responds to an advertisement by 'clicking on' the ad, our servers direct the user's browser to the advertiser's Web site for more information. These methods of data collection and centralized ad delivery offer a number of advantages to Web publishers, advertisers and consumers, including system reliability, proven targeting capabilities, sophisticated ad inventory management, consistent Web-based reporting and enhanced relevance of the advertising to the user. Because DART technology is Web-based, continuous enhancements to the technology can be made without the need for our customers to upgrade or purchase new equipment or software upgrades.

     ADSERVER TECHNOLOGY. We license, and offer consulting and support services for, the AdServer family of software products for e-commerce merchants and Web publishers. Using our AdServer software solution, e-commerce merchants and Web publishers can directly manage their own advertising inventory, consumer data, mission-critical advertising business processes, and relationships with advertisers and advertising agencies. The AdServer family of software products are designed to allow Web publishers to predict inventory available for sale, to deliver targeted advertisements to consumers and to provide reports and analysis to advertisers. Additionally, our AdServer software solution can be integrated with content management, billing and commerce systems. AdServer is designed to be extensible, fault-tolerant, scalable and platform-independent to meet the needs of even our largest customers. Our AdServer software also supports industry standard operating environments including popular Unix systems, Microsoft Windows NT, standard relational databases, Web servers from Netscape and Microsoft and Java-enabled Web browsers.

     DATA SERVICE TECHNOLOGY. Our Data Service technology employs modeling software which uses predictive scoring and analytical techniques to improve response rates from customer lists. We also use process automation software that integrates and automates virtually all states of model development and list production and allows us to quickly and cost effectively generate dozens of models for a given client.

OUR SOLUTIONS

DOUBLECLICK MEDIA

    Solutions for Publishers

    DoubleClick Media offers a comprehensive set of media solutions designed to optimize advertising revenues for Web publisher clients on our worldwide networks. We pay each Web publisher whose Web sites are on the networks a service fee calculated as a percentage of the amount we charge advertisers for delivering advertisements on the networks. In addition, we typically are responsible for billing and collecting for ads delivered on the networks and typically assume the risk of non-payment from advertisers. By outsourcing these functions, Web publishers avoid the need to develop an internal ad sales capacity, are relieved of ad management requirements, including billing, tracking and reporting, and do not incur the expense associated with establishing, maintaining, upgrading and operating ad servers.

    DoubleClick Media service and product offerings for Web publishers consist of the following:

     DOUBLECLICK SELECT. DoubleClick Select is the advertising solution for Web publishers of well-known Web sites that wish to completely outsource ad sales, ad management, ad serving and reporting. Announced in January 1999, DoubleClick Select features a collection of high quality branded Web sites on which our experienced sales force and sponsorship specialists sell advertising on an exclusive basis. Through exclusive representation, DoubleClick Select positions its sites for high value, premium ad products such as site specific campaigns and sponsorships.

     DOUBLECLICK NETWORK. Web publishers complement their in-house ad sales efforts with the DoubleClick Network. The DoubleClick Network helps Web publishers realize revenue from their advertising inventory by allowing Web publishers to take advantage of the global sales force of DoubleClick Media to maximize their Web site's revenue potential. The largest DoubleClick Media network is the DoubleClick Network. Our representation of Web publishers is typically on a non-exclusive basis in the U.S., and on an exclusive basis internationally.

     SONAR NETWORK. On January 31, 2000, we announced the launch of the Sonar Network, our new, separately branded network of small and medium-sized Web sites and unsold inventory from larger Web sites. The Sonar Network is focused on providing ad sales services for Web publishers offering reach and user-based audience-targeting to advertisers looking for lower cost ad solutions.

    To take advantage of the global reach of the Internet, we have established and continue to establish networks in Europe, Asia and other international markets. DoubleClick Media currently offers our services and products in Australia, Canada, France, Germany, the United Kingdom, Benelux (the Netherlands, Belgium and Luxembourg), Iberoamerica (Spain, Portugal and Latin America), Ireland and Scandinavia (Sweden, Norway, Denmark and Finland), and operates through business partners in Japan, Asia (Hong Kong, Taiwan and Singapore) and Italy. Further, we locate ad servers in foreign locations to facilitate the rapid delivery of Internet advertising in international markets.

    Web publishers seeking to add their Web sites to one of our DoubleClick Media networks must meet defined inclusion and maintenance criteria. For the DoubleClick Network and for DoubleClick Select, these factors include:

     demographics of the particular Web site's users;

     quality of the Web site's content;

     brand name recognition of the Web site;

     level of existing and projected traffic on the Web site; and

     ability to provide sponsorship opportunities on the Web site.

By maintaining these defined criteria, we enhance an advertiser's ability to have its advertisements seen by the targeted audience which, in turn enhances the value of a Web publisher's inventory.

    We will continue to target Web publishers of high quality directories, search engines and premium Web sites for addition to the existing categories of interest in the networks of DoubleClick Media. We will also continue to expand into additional categories of interest based on advertisers' targeting needs.

    Solutions for Advertisers

    DoubleClick Media provides advertisers and their agencies with the ability to reach their desired audience online. Over 4,300 advertisers from a variety of industries used the DoubleClick Media advertiser solutions during the fourth quarter of 1999, including many of the leading Internet advertisers. In some instances, advertisers promote a number of products at one time. In turn, there may be a number of advertising campaigns being run simultaneously for each product, each with a number of advertisements. Further, many advertisers use advertising agencies to place their advertisements. As a result, DoubleClick Media maintains relationships with, and focuses its sales and marketing efforts on, both advertisers and advertising agencies. We offer the following media solutions to help advertisers reach their desired audiences online:

     U.S. NETWORKS. The DoubleClick Media networks within the United States consist of six categories of premium content Web sites grouped together in the following areas of interest: Auto, Business, Entertainment, Technology, Travel and Women/Health. Additional sub-categories including sports, youth and finance allow advertisers to more efficiently reach their desired audiences. With special programs for mass reach, run-of-category and site-specific targeting, advertising placements on the sites in the U.S. networks can be customized to meet the needs of any advertiser.

     INTERNATIONAL NETWORKS. Our international DoubleClick Media operations allow U.S. advertisers to target users worldwide or in specific countries and enable overseas advertisers to focus their advertising either in their own domestic market, the United States market or globally. With over 650 publishers featured in separate networks grouped together by country and area of interest in Canada and eighteen countries in Western Europe and Asia, we offer advertisers the ability to run global campaigns with one media placement.

     DOUBLECLICK LOCAL. Launched in July 1998, DoubleClick Local is among the first Internet advertising solutions for regional and local businesses. By using the advanced geographic targeting capabilities of our DART technology in conjunction with our U.S. networks, regional businesses can now reach their desired regional and local markets on national name-brand Web sites.

     DOUBLECLICK SHOPPING. Launched in May 1999, DoubleClick Shopping offers advertisers the ability to place ads on shopping Web sites we create for Web publishers in the DoubleClick Media networks using the Web publishers' premium branded content.

     BOOMERANG. Launched in October 1998, the Boomerang feature of our DART technology allows advertisers to reach users on the DoubleClick Media networks who have previously visited the advertiser's Web site. Advertisers can re-market to frequent buyers, to new customers, or to people who visited a site but have not responded or made a purchase.

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions are designed specifically to meet the needs of advertisers, agencies, Web publishers and e-commerce merchants. These solutions have been designed to address the rapidly evolving needs of each of the following online marketing segments:

     ADVERTISERS AND AGENCIES. Advertisers and their agencies are interested in optimizing outbound advertising campaign results by delivering the right message to the right person at the right time, and in justifying expenditures through reliable, detailed, post-click campaign performance reports.

     WEB PUBLISHERS. Web publishers are interested in maximizing advertising profits through advanced inventory management, precision targeting capabilities, streamlined business processes, and reliable and detailed ad performance reports to effectively package and sell one site or a network of sites.

     E-COMMERCE MERCHANTS. Online merchants are interested in using information about their customers to deliver real-time, targeted marketing messages, acquiring new customers at the lowest acquisition cost possible and retaining customers to maximize lifetime value.

    Our TechSolutions services and products include:

     DART SERVICE FOR PUBLISHERS. Since January 1997, our DART Service for Publishers has provided Web publishers with a comprehensive Web-based service bureau that enables Web publishers that sell their own advertising inventory to optimize their ad management, ad serving and reporting functions through the Web-based DART technology. The DART Service provides a Web publisher with the dynamic ad matching, targeting and delivering features of the DART technology. With ad servers located throughout the world, the DART Service for Publishers offers the scalability, reliability and power needed to deliver large volumes of ads. Customers using the DART Service for Publishers include Ask Jeeves, CBS Marketwatch, theglobe.com, Mail.com and Wall Street Journal Interactive Edition.

     DOUBLECLICK ADSERVER. Our AdServer software products offer an online advertising and marketing management software solution for publishers and merchants. AdServer software automates critical processes needed to run a successful online marketing business, including sophisticated inventory and order management, precision targeting, dynamic delivery, tracking and detailed campaign reporting. AdServer software enables our clients to customize and integrate this solution with other key back-end systems. Licensees of the AdServer family of software products include CNN Interactive, KnightRidder New Media, Unicast and the World Wrestling Federation.

     DART SERVICE FOR ADVERTISERS. DART for Advertisers offers effective campaign planning, management and optimization to allow advertisers to streamline and control their online ad campaigns, understand their customers and act quickly on knowledge gained. The DART Service for Advertisers uses the same globally distributed system architecture and ad servers that support the DART Service for Publishers. Advertiser and agency clients of the DART Service for Advertisers product include Beyond Interactive, CKS/US Web, First USA, MediaSmith and more.com.

     DARTMAIL SERVICE. Our DARTmail Service offers advertisers and merchants a full service advertising campaign management solution for direct e-mail marketing. Our DARTmail Service enables marketers to deliver highly personalized e-mail communications to their customers for the purposes of building long-term, profitable relationships with their existing customers and acquiring new customers. We first offered our DARTmail Service in early December 1999, immediately following the acquisition of Opt-in E-mail.com. Our DARTmail Service clients include iWon.com, Mail.com, Metro-Goldwyn-Mayer, Microsoft and ShopNow.com.

    DoubleClick TechSolutions are backed worldwide by support teams offering service twenty-four hours a day, seven days a week. Through our professional services group, we provide comprehensive education and consulting services that help enable our customers to maximize the value of our TechSolutions services and products. These services include customizing and extending existing TechSolutions products and services in order to capitalize on additional revenue opportunities, integrating DoubleClick TechSolutions into existing infrastructure and data assets, and training employees on maximizing online advertising effectiveness.

DOUBLECLICK DATA SERVICES

    DoubleClick Data Services is a leading provider of information products and marketing research services to the direct marketing industry through our Abacus division. Through Abacus, we have developed a comprehensive and predictive source of information regarding consumer purchasing behavior by creating a database that includes consumer purchasing data contributed from over 1,500 alliance members. We use this proprietary database and its advanced statistical modeling technology to provide direct marketers with information and analysis which is designed to increase response rates and profits from their direct mail marketing campaigns.

    Abacus has addressed the need for a comprehensive source of information on purchasing behavior by forming the Abacus Alliance. Our Abacus Alliance is a cooperative arrangement through which direct mail marketers and offline retailers contribute their customers' purchasing histories to our database in exchange for the right to purchase the full range of Abacus's information and market research services.

    Our Abacus database contains over 88 million buyer profiles compiled from records of over 3 billion purchasing transactions. This database includes a combination of transactional, geographic, demographic, lifestyle and behavioral profile data, enabling marketers to gain a better understanding of consumer behaviors and conduct more effective marketing campaigns. Abacus's products and services support the direct mail marketing of Alliance participants.

    During the fourth quarter of 1999, we formed the Abacus Online Alliance to extend the Abacus relationships, data and tools to the Internet and other interactive media. This will enable our customers to deliver personally tailored advertising to those users who have received prior notice of and an opportunity to opt-out from this type of targeting. We are currently adding participants, including e-commerce merchants, to our Abacus Online Alliance, and developing our Abacus Online products and services. We do not currently offer any Abacus Online products or services.

    We offer the following services and products to our Abacus customers:

     PROSPECT LISTS. Our prospect lists service provides a client with a list of prospective consumers ranked according to the likelihood that the consumers will respond to a particular direct marketing campaign. The criteria for ranking include recency, frequency, time of year and dollar amount of catalog purchases. This service helps enable catalog companies to expand their business base and offset consumer attrition.

     HOUSEFILE SCORING. Our housefile scoring service offers our clients a ranking of the consumers contained on each client's own customer list according to the probability that an individual consumer will make a repeat purchase. This service also allows our clients to identify inactive customers who are most likely to respond to a renewed sales initiative. Our housefile program helps enable our client companies to profitably manage promotional programs targeted at their existing customers and cost effectively determine when to solicit customers who have not made recent purchases.

     LIST OPTIMIZATION. Our list optimization service eliminates unresponsive names from lists that a client has purchased from or exchanged with other companies, enabling the client to identify and target the most likely buyers. This process not only increases the potential profitability of lists a client currently uses, but permits the client to use lists that were previously considered unprofitable.

     MARKETING INFORMATION REPORTS. Our marketing information reports service offers our clients detailed information regarding the catalog industry, which was not previously available to catalog companies. Our Data Services group uses the data contributed by our Abacus Alliance members to create comprehensive reports that accurately describe catalog market size, share, activity and other key marketing data that allow clients to develop their strategic marketing initiatives. The marketing information reports provide our clients information on: (1) seasonality, to help identify optimal mail dates; (2) cross-category catalog purchasing behavior, to allow the refinement of the catalog's merchandise mix; and (3) transaction histories and demographics, to aid in planning, advertising, promotions and mail frequency.

SALES AND MARKETING

UNITED STATES

    We sell our solutions in the United States through a sales and marketing organization which consisted of 505 employees as of December 31, 1999. These employees are located at our headquarters in New York, and in our offices in Atlanta, Boston, Broomfield (CO), Chicago, Dallas, Detroit, Los Angeles, San Francisco, San Mateo, and Seattle. Our sales organization is divided into dedicated groups that separately sell our service and product offerings, and within these groups, our sales representatives are further divided into separate teams to serve the needs of our diverse client base.

    To support our direct sales efforts and to actively promote the DoubleClick brand, we conduct comprehensive marketing programs, including public relations, print advertisements, online advertisements over our DoubleClick networks and our newly introduced Sonar Network and, on the Web sites of Web publishers unaffiliated with our DoubleClick Networks, Web advertising seminars, trade shows and ongoing customer communications programs.

INTERNATIONAL

    Our international operations are based out of our Irish subsidiary located in Dublin, Ireland. We sell our services and products through our directly and indirectly owned subsidiaries in Australia, Canada, France, Germany, the United Kingdom, Benelux (the Netherlands, Belgium and Luxembourg), Iberoamerica (Spain, Portugal and Latin America), Ireland and Scandinavia (Sweden, Norway, Denmark and Finland), and operate through business partners in Japan, Asia (Hong Kong, Taiwan and Singapore) and Italy. We sell our services and products internationally in a number of countries including France, Germany, Japan, Norway, Sweden and the United Kingdom through our global sales organization. Our international sales and marketing organization consisted of 209 employees as of December 31, 1999.

CORPORATE HISTORY; RECENT MERGERS, ACQUISITIONS AND INVESTMENTS

    We were incorporated in Delaware on January 23, 1996, as DoubleClick Incorporated and changed our name to DoubleClick Inc. on May 14, 1996. On February 25, 1998, we completed our initial public offering of common stock, receiving net proceeds of approximately $62.5 million. On December 10, 1998, we received net proceeds of approximately $93.7 million in connection with our follow-on offering of common stock. On March 16, 1999, we completed the sale of our 4.75% Convertible Subordinated Notes due 2006 through a private offering under Rule 144A, and received approximately $244.7 million in net proceeds. On April 2, 1999, we paid to stockholders of record on March 22, 1999 a stock dividend of one share of common stock for each share held. On January 10, 2000, we paid to each stockholder of record as of December 31, 1999 a stock dividend of one share of common stock for each share held. Our service and product offerings are grouped into three lines of business: DoubleClick Media, DoubleClick TechSolutions and DoubleClick Data Services. See Note 12 to the Consolidated Financial Statements for revenues and gross profit attributable to each of our lines of business and revenues and long-lived asset information by geographic area.

    We have recently completed the following mergers and acquisitions:

     On October 26, 1999, we merged with NetGravity, Inc., a leading provider of interactive online advertising and direct marketing software solutions.

     On November 4, 1999, we acquired the remaining 90 percent of the outstanding shares of DoubleClick Iberoamerica that we did not previously own.

     On November 23, 1999, we merged with Abacus Direct Corporation, a leading provider of specialized consumer information and analysis for the direct marketing industry.

     On November 30, 1999, we merged with Opt-In E-mail.com, a leader in Internet e-mail marketing, publishing and list management.

     On December 29, 1999, we acquired the remaining 90.7 percent of the outstanding shares of DoubleClick Scandinavia AB that we did not previously own.

In addition, on January 11, 2000, we entered into an agreement to make a cash and stock investment in ValueClick, Inc., a provider of cost-per-click Internet advertising solutions, in exchange for a 30% equity interest in ValueClick. Under the terms of the agreement, ValueClick will receive $75.7 million in our common stock and $10 million in cash. ValueClick will also have registration rights covering these shares. In addition, we will receive a warrant to purchase additional equity, which will enable us to own up to 45 percent of the equity of ValueClick and will be exercisable until 15 months following the consummation of our investment. We intend to consummate this investment once we receive Hart-Scott-Rodino regulatory clearance. ValueClick filed a registration statement on Form S-1 for its initial public offering of its common stock on October 12, 1999.

COMPETITION

    The market for interactive marketing solutions is intensely competitive. We expect this competition to continue to increase since there are low barriers to entry. Competition may also increase as a result of industry consolidation.

    We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     the timing and market acceptance of new solutions and enhancements to existing solutions developed by either us or our competitors;

     customer service and support efforts;

     sales and marketing efforts; and

     the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

    DoubleClick Media competes for Internet advertising revenues with large Web publishers and Web portals, such as America Online, Excite@Home, Microsoft, GO.com and Yahoo!. We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total advertising budgets. Furthermore, our DoubleClick networks compete with a variety of Internet advertising networks, including 24/7 Media, AdSmart and Flycast. We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies which facilitate Internet advertising.

    DoubleClick TechSolutions competes with providers of ad server software and related services, including Accipiter and Real Media. We also face competition for outsourced ad services by AdForce, AdKnowledge, AvenueA, Excite@Home (through its MatchLogic unit), L90 and Sabela Media. 24/7 Media has recently announced an agreement to acquire Sabela Media. Additionally, we face sales challenges from the internal capabilities of some potential customers, as some large and popular online content publishers use internally developed interactive marketing and advertising solutions rather than the commercial solutions offered by DoubleClick and our competition. Our DARTmail Service competes with providers of e-mail delivery and list management services, such as Exactis and MessageMedia.

    DoubleClick Data Services, through the Abacus database and services, competes with companies such as Z-24, which is a subsidiary of Experian, and marketing intermediaries such as Junkbusters, as well as list brokers and individual companies that sell their customer lists. Our Abacus Online Alliance will compete with providers of profiling technology, such as MatchLogic and Engage. A number of DoubleClick's competitors, including Engage, AdForce, AdKnowledge, AdSmart and Flycast, are affiliates of CMGI.

PRIVACY

    The growth of our business and of the Internet depends on user trust in the integrity of the Internet. We believe that fostering user confidence in online privacy is an integral component of our mission to deliver the right message to the right user at the right time. We have been a leader in providing notice and choice to users about our use of non-personally identifiable information collected about them in the delivery of Internet advertising. With the development of our Abacus Online division, we are developing ways to provide notice to users about the marketing uses of personally identifiable information collected online and the choice not to participate.

    In associating online and offline information about a user, we believe we have an obligation to the user community to protect their privacy. Therefore, in connection with our Abacus Online services and products, which are currently under development, we will not associate any personally identifiable information about a user with his or her Internet browser unless that user has first been provided with notice about the collection and use of personally identifiable information about that user, and the choice not to participate. In addition, we believe that some sensitive information, such as health-related information, is inappropriate for advertising targeting, and we will not make that sensitive information part of our targeting systems.

    We built our DART technology with user privacy concerns in mind. Since 1997, we have offered users a selective opt-out that makes it impossible for us to associate any online behavior with the user's browser or to associate any personally identifiable information with a browser that has opted out. This opt-out is available to all users, whether or not we have any personally identifiable information linked to that person's browser. We call this opt-out selective because, unlike deleting cookies, our opt-out only impacts our ability to recognize a user. None of the user's other personalization efforts (e.g., customized home pages) are affected.

    As a founding member of the Network Advertising Initiative, we are developing industry self-regulating principles for the collection and use of user information by network advertising companies like DoubleClick. As a member of the Online Privacy Alliance, we encourage our business alliances and customers to adopt the principles of the Online Privacy Alliance. Further, we actively monitor privacy laws and regulations, and seek to comply with all applicable privacy requirements.

    We are a defendant in several pending class action lawsuits alleging, among other things, that we unlawfully obtain and sell Internet users' personal information. We believe that these lawsuits are without merit and intend to vigorously defend ourselves against them. We are also the subject of a Federal Trade Commission inquiry concerning our collection and maintenance of information concerning Internet users and a request for information from the New York Attorney General's office relating to our collection, maintenance and sharing of information concerning, and our disclosure of those practices to, Internet users. Further, the press has reported that the Michigan Attorney General commenced legal proceedings against us under Michigan's consumer protection laws. We may receive additional regulatory inquiries and intend to cooperate fully. Class action litigation and regulatory inquiries of these types are often expensive and time-consuming and their outcome is uncertain.
We cannot quantify the amount of monetary or human resources that we will be required to use to defend ourselves in these proceedings. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of these proceedings, and we may be required to make changes to our present and planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any of these proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations.

SEASONALITY AND CYCLICALITY

    We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick Media and DoubleClick TechSolutions businesses, and the direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects our DoubleClick Data Services business. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver. Our revenue could be materially reduced by a decline in the economic prospects of advertisers and direct marketers or in the economy in general, which could alter current or prospective advertisers' and direct marketers' spending priorities or budget cycles or extend our sales cycle.

PROPRIETARY RIGHTS

    We protect our proprietary technologies through a combination of patent, copyright, trade secret, unfair competition and trademark law, as well as contractual agreements. In September 1999, the U.S. Patent Office issued to us a patent that covers the DART technology. We have filed a patent infringement suit against each of L90, Inc. and Sabela Media, Inc. in order to enforce our patent. We have also filed patent applications in the United States and internationally for our DART technology.

    We also have rights in the trademarks that we use to market our solutions. These trademarks include DOUBLECLICK, DART, and ABACUS. We have applied to register our trademarks in the U.S. and internationally. We have received registrations for the marks DOUBLECLICK and ABACUS, among others. We cannot assure you that any of our current or future patent applications or trademark applications will be approved. Even if they are approved, these patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted unless we enter into arrangements with these parties which may be unavailable on commercially reasonable terms, if at all. In addition, we have licensed, and may license in the future, our trademarks, trade dress and similar proprietary rights to third parties. While we endeavor to ensure that the quality of our brands are maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights and reputation.

    In order to secure and protect our proprietary rights, we generally enter into confidentiality, proprietary rights and license agreements, as appropriate, with our employees, consultants and business alliances, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our proprietary rights are sufficient to prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, we cannot assure you that the courts will adequately enforce contractual arrangements which we have entered into to protect our proprietary technologies.

    We collect and compile information in databases for the product offerings of all our businesses. Individuals have claimed, and may claim in the future, that our collection of this information is illegal. Although we believe that our ability to do so will remain lawful, and that we have the right to collect, use and compile the information in our databases, we cannot assure you that any trade secret, copyright or other intellectual property protection will be available for our databases, or that statutory protection that is or becomes available for databases will enhance our rights. In addition, others may claim rights to the information in our databases. Further, pursuant to our contracts with Web publishers using our solutions, we are obligated to keep certain information regarding each Web publisher confidential and, therefore, may be restricted from further using that information in our business. In addition, some of our contracts with Web publishers prevent us from developing profiles of users of their Web sites. The current debate about data collection practices may cause additional Web publishers to seek similar contractual provisions in their agreements with us. Computer users may also use software designed to filter or prevent the delivery of advertising to their computers. We cannot assure you that the number of computer users who employ filtering software will not increase or that additional Web publishers will not seek contractual provisions barring us from developing profiles of users of their Web sites, either of which could materially and adversely affect our business, results of operations and financial condition.

                                   EMPLOYEES

    As of December 31, 1999, we employed 1,386 persons, including 714 in sales and marketing, 209 of whom serve international markets, 225 in engineering and product development, 249 in business operations, consulting and customer support, and 198 in general administration. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

                                  RISK FACTORS

    An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you decide to invest in our company. If any of the following risks occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline, and you could lose all or part of your investment.

                 RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT

    We were incorporated in January 1996 and have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet advertising market. Our risks include:

     ability to sustain historical revenue growth rates;

     relying on our DoubleClick networks;

     managing our expanding operations;

     competition;

     attracting, retaining and motivating qualified personnel;

     maintaining our current, and developing new, strategic relationships with Web publishers;

     dependence on a continuing relationship with AltaVista;

     ability to anticipate and adapt to the changing Internet market; and

     attracting and retaining a large number of advertisers from a variety of industries.

    We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. Please see 'Management's Discussion and Analysis of Financial Condition and Results of Operations' for detailed information on our limited operating history.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES

    We incurred net losses of $4.0 million for the year ended December 31, 1996, $7.7 million for the year ended December 31, 1997, and $18.0 million for the year ended December 31, 1998. For the year ended December 31, 1999, we incurred a net loss of $55.8 million and, as of December 31, 1999, our accumulated deficit was $109.8 million. We have not achieved profitability and expect to continue to incur operating losses in the future. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUES FROM WEB SITES OF A LIMITED NUMBER OF WEB PUBLISHERS AND THE LOSS OF THESE WEB PUBLISHERS AS CUSTOMERS COULD HARM OUR BUSINESS

    We derive a substantial portion of our DoubleClick Media revenues from ad impressions we deliver on the Web sites of a limited number of Web publishers. Over 20% of our revenues for each of the years ended December 31, 1999 and 1998 resulted from ads delivered on the Web sites of the top four Web publishers on our DoubleClick networks. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers that account for a significant portion of the revenues from our DoubleClick networks or any significant reduction in traffic on these Web publisher's Web sites.

The loss of these Web publishers could also cause advertisers or other Web publishers to leave our networks, which could materially and adversely affect our business, results of operations and financial condition. Typically we enter into short-term contracts with Web publishers for inclusion of their Web sites in our DoubleClick networks. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future, which may have terms that are not as favorable to us as the terms of the existing contracts. Our business, results of operations and financial condition could be materially and adversely affected by such new contracts or renewals.

WE RELY HEAVILY ON OUR RELATIONSHIP WITH ALTAVISTA AND ANY CHANGE IN THIS RELATIONSHIP COULD HARM OUR BUSINESS

    Approximately 10.8% and 26.9% of revenues for the years ended December 31, 1999 and 1998, respectively, resulted from advertisements delivered on or through the AltaVista Web site. On June 29, 1999, CMGI, Inc. acquired a controlling interest in AltaVista from Compaq. Compaq and its wholly owned subsidiary, Digital Equipment Corporation, contributed the assets and liabilities comprising AltaVista's business, including the Advertising Services Agreement, which governed our relationship with AltaVista, to AltaVista Company, a new company of which CMGI owns approximately 83%, with the remainder owned by Compaq. Recently, CMGI acquired several Internet advertising and marketing companies, including AdForce, AdKnowledge and Flycast Communications. As a result of these transactions, CMGI now owns several companies, including AdSmart Network and Engage Technologies, that compete with DoubleClick's Internet advertising solutions, and Engage Technologies, which is majority owned by CMGI, has announced an agreement to acquire AdSmart and Flycast. In November 1999, we entered into an Interim Advertising Services Agreement with AltaVista, as successor to Compaq, which temporarily suspends until January 2001 the Advertising Services Agreement we entered into with Compaq in January 1999. The Interim Advertising Services Agreement allows for us to continue to sell advertisements throughout AltaVista's network and provides for AltaVista to maintain and service some advertising accounts previously serviced by us. The loss of AltaVista as a customer or any significant reduction in traffic on or through the AltaVista Web site would materially and adversely affect our business, results of operations and financial condition.

OUR BUSINESS MAY BE SIGNIFICANTLY ADVERSELY AFFECTED BY RECENTLY FILED LAWSUITS RELATED TO PRIVACY AND OUR BUSINESS PRACTICES

    As explained in detail in the Legal Proceedings section of this report, we are a defendant in several pending class action lawsuits alleging, among other things, that we unlawfully obtain and sell Internet users' personal information. We are also the subject of a Federal Trade Commission inquiry concerning our collection and maintenance of information concerning Internet users, and a request for information from the New York Attorney General's office relating to our collection, maintenance and sharing of information concerning, and our disclosure of those practices to, Internet users. Further, the press has reported that the Michigan Attorney General commenced legal proceedings against us under Michigan's consumer protection laws. We may receive additional regulatory inquiries and intend to cooperate fully. Further, the press has reported that the Michigan Attorney General commenced legal proceedings against us under Michigan's consumer protection laws. We may receive additional regulatory inquiries and intend to cooperate fully. Class action litigation and regulatory inquiries of these types are often expensive and time-consuming and their outcome is uncertain. We cannot quantify the amount of monetary or human resources that we will be required to use to defend ourselves in these proceedings. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of these proceedings, and we may be required to make changes to our present and planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any of these proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUES FROM ADVERTISEMENTS WE DELIVER TO WEB SITES ON OUR DOUBLECLICK NETWORKS AND A DECREASE IN TRAFFIC LEVELS COULD HARM OUR BUSINESS

    We derive a large portion of our revenues from advertisements we deliver to Web sites on our DoubleClick networks. We expect that our DoubleClick networks will continue to account for a substantial portion of our revenues for the foreseeable future. Our DoubleClick networks consist of Web sites of Web publishers with which we have short-term contracts. We cannot assure you that these Web publishers will remain associated with our DoubleClick networks, that any DoubleClick network Web site will maintain consistent or increasing levels of traffic over time, or that we will be able to timely or effectively replace any existing DoubleClick network Web site with other Web sites with comparable traffic patterns and user demographics. Our failure to successfully market our DoubleClick networks, the loss of one or more of the Web publishers that account for a significant portion of our revenues from our DoubleClick networks, or the failure of the Web sites on our DoubleClick networks to maintain consistent or increasing levels of traffic would materially and adversely affect our business, results of operations and financial condition.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF FUTURE OPERATING PERFORMANCE

    Our revenues and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

     advertiser, Web publisher and direct marketer demand for our solutions;

     changes in fees paid by advertisers;

     changes in service fees payable by us to Web publishers in our networks;

     the introduction of new Internet advertising services by us or our competitors;

     variations in the levels of capital or operating expenditures and other costs relating to the expansion of our operations; and

     general economic conditions.

    For the foreseeable future, our revenues from DoubleClick TechSolutions and DoubleClick Media will also remain dependent on user traffic levels and advertising activity on our DoubleClick networks. These future revenues are difficult to forecast. In addition, we plan to significantly increase our operating expenses so that we can increase our sales and marketing operations, continue our international expansion, upgrade and enhance our DART technology and expand our product and service offerings, and market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business, results of operations and financial condition could be materially and adversely affected. These results would likely affect the market price of our common stock in a manner which may be unrelated to our long term operating performance.

    As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on past periods as indicators of future performance.

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND INFORMATION SYSTEM RESOURCES

    In recent years, we have experienced significant growth, both internally and through acquisitions, that has placed considerable demands on our managerial, operational and financial resources. To continue to successfully implement our business plan in our rapidly evolving markets requires an effective planning and management process. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. As of December 31, 1998, we had a total of 482 employees (without giving effect to our acquisitions) and, as of December 31, 1999, we had a total of 1,386 employees. In addition, we plan to continue to expand our sales and marketing and customer support organizations both domestically and internationally. The anticipated future growth in our operations will continue to place a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. We cannot assure you that if we continue to grow, management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities, integrating acquired businesses or otherwise managing growth. We also cannot assure you that our information systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Our future performance may also depend on our effective integration of acquired businesses. Even if successful, this integration may take a significant period of time and expense, and may place a significant strain on our resources. Our inability to effectively manage our growth could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS MODEL

    A significant part of our business model is to generate revenues by providing interactive marketing solutions to advertisers, ad agencies and Web publishers. The profit potential for this business model is unproven. To be successful, both Internet advertising and our solutions will need to achieve broad market acceptance by advertisers, ad agencies and Web publishers. Our ability to generate significant revenues from advertisers will depend, in part, on our ability to contract with Web publishers that have Web sites with adequate available ad space inventory. Further, these Web sites must generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenues and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

    Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services, including our new products and services such as the Sonar Network, Abacus Online Alliance and the DARTmail Services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. In addition, since online direct marketing is emerging as a new and distinct market apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of these clients.

    Market acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising, and market demand for our solutions. We cannot assure you that the market for our new solutions will develop or that demand for our new solutions will emerge or become sustainable.

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS

    Our DART technology resides on a computer system located in our New York City offices and in our data centers in New Jersey and California and in Europe, Asia and Latin America. This system's continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

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

COMPETITION IN THE MARKETS FOR INTERNET ADVERTISING AND RELATED PRODUCTS AND SERVICES IS INTENSE AND LIKELY TO INCREASE IN THE FUTURE, AND WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE

    The market for Internet advertising and related products and services is intensely competitive. We expect competition to continue to increase because this market poses no substantial barriers to entry. Competition may also increase as a result of industry consolidation. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

     the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

     customer service and support efforts;

     sales and marketing efforts; and

     the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

    We compete for Internet advertising revenues with large Web publishers and Web portals, such as America Online, Excite@Home, Microsoft, GO.com and Yahoo!. Further, our DoubleClick networks compete with a variety of Internet advertising networks, including 24/7 Media. In marketing our DoubleClick networks and DART Service to Web publishers, we also compete with providers of ad servers and related services. Recently, CMGI acquired several Internet advertising and marketing companies, including AdForce, AdKnowledge and Flycast. As a result of these transactions, CMGI now owns several companies, including AdSmart Network and Engage Technologies, that compete with our Internet advertising solutions, and Engage Technologies, which is majority owned by CMGI, has announced an agreement to acquire AdSmart and Flycast. We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies which facilitate Internet advertising.

    Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising, ad agency and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

WE MAY NOT COMPETE SUCCESSFULLY WITH TRADITIONAL ADVERTISING MEDIA FOR ADVERTISING DOLLARS

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

OUR REVENUES ARE SUBJECT TO SEASONAL FLUCTUATIONS

    We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick Media and DoubleClick TechSolutions businesses, and the direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects our DoubleClick Data Services business. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver. Our revenue could be materially reduced by a decline in the economic prospects of advertisers and direct marketers or in the economy in general, which could alter current or prospective advertisers' and direct marketers' spending priorities or budget cycles or extend our sales cycle.

    Due to the risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES

    We may acquire or make investments in complementary businesses, products, services or technologies. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. If we buy a company, we could have difficulty in integrating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as amortization of goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

WE ARE DEPENDENT ON KEY PERSONNEL AND ON EMPLOYEE RETENTION AND RECRUITING FOR OUR FUTURE SUCCESS

    Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, in particular, Kevin O'Connor, our Chief Executive Officer and Chairman of the Board of Directors, Kevin Ryan, our President and Chief Operating Officer, and Dwight Merriman, our Chief Technical Officer. We have no employment agreements with any of these executives. The loss of the services of Messrs. O'Connor, Ryan or Merriman, or certain other key employees, would likely materially and adversely affect our business, results of operations and financial condition. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR DAMAGES

    Our success and ability to effectively compete are substantially dependent on the protection of our internally developed technologies and our trademarks, which we protect through a combination of patent, copyright, trade secret, unfair competition and trademark law as well as contractual agreements. In September 1999, the U.S. Patent Office issued to us a patent that covers the DART technology. We have filed a patent infringement suit against each of L90, Inc. and Sabela Media, Inc. in order to enforce our patent. 24/7 Media has recently announced an agreement to acquire Sabela Media. We have also filed patent applications for some of our other technology.

    We also have rights in the trademarks that we use to market our solutions. These trademarks include DOUBLECLICK, DART, and ABACUS. We have applied to register our trademarks in the U.S. and internationally. We have received registrations for the marks DOUBLECLICK and ABACUS, among others. We cannot assure you that any of our current or future patent applications or trademark applications will be approved. Even if they are approved, these patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted unless we enter into arrangements with these parties which may be unavailable on commercially reasonable terms, if at all. In addition, we have licensed, and may license in the future, our trademarks, trade dress and similar proprietary rights to third parties. While we endeavor to ensure that the quality of our brands are maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights and reputation.

    In order to secure and protect our proprietary rights, we generally enter into confidentiality, proprietary rights and license agreements, as appropriate, with our employees, consultants and business partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our proprietary rights are sufficient to prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, we cannot assure you that the courts will adequately enforce contractual arrangements which we have entered into to protect our proprietary technologies.

    We cannot assure you that any of our proprietary rights will be viable or of value in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries is uncertain and still evolving. Furthermore, third parties may assert infringement claims against us. From time to time we have been, and we expect to continue to be, subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or the Web publishers with Web sites in our DoubleClick networks. Such claims and any resultant litigation, should it occur, could subject us to significant liability for damages, and we could be restricted from using our ad delivery technology or other intellectual property. Any claims or litigation from third parties may also result in limitations on our ability to use the intellectual property, including our ad delivery technology, which are the subject of such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation which may be unavailable on commercially reasonable terms, if at all. In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition.

OUR RIGHT TO KEEP INFORMATION COLLECTED IN OUR DATABASES MAY BE CHALLENGED IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

    We collect and compile information in databases for the product offerings of all our businesses. Individuals have claimed, and may claim in the future, that our collection of this information is illegal. Although we believe that we have the right to use and compile the information in these databases, we cannot assure you that our ability to do so will remain lawful, that any trade secret, copyright or other intellectual property protection will be available for our databases, or that statutory protection that is or becomes available for databases will enhance our rights. In addition, others may claim rights to the information in our databases. Further, pursuant to our contracts with Web publishers using our solutions, we are obligated to keep certain information regarding each Web publisher confidential and, therefore, may be restricted from further using that information in our business.

WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS OR WE WILL NOT BE COMPETITIVE

    The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions and services to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions and services. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors. Our failure to successfully design, develop, test and introduce new services, or the failure of our recently introduced services to achieve market acceptance, could prevent us from maintaining existing client relationships, gaining new clients or expanding our markets and could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO SUCCESSFULLY EXPAND OUR INTERNATIONAL OPERATIONS AND SALES AND MARKETING EFFORTS

    We have operations in a number of international markets. We intend to continue to expand our international operations and international sales and marketing efforts. To date, we have limited experience in developing localized versions of our solutions and in marketing, selling and distributing our solutions internationally. We have established our DoubleClick networks in Australia, Brazil, Canada, France, Germany, Benelux (Belgium, the Netherlands and Luxembourg), Scandinavia (Sweden, Norway, Finland, and Denmark), Spain and the United Kingdom. In Asia (Taiwan, Singapore, and Hong Kong), and under separate agreement, Japan and Italy, we are working with our business partners to conduct operations, establish local networks, aggregate Web publishers and coordinate sales and marketing efforts. Our success in such markets is directly dependent on the success of our business partners and their dedication of sufficient resources to our relationship.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO OTHER INHERENT RISKS, INCLUDING:

     the impact of recessions in economies outside the United States;

     changes in regulatory requirements;

     more restrictive privacy regulation;

     reduced protection for intellectual property rights in some countries;

     potentially adverse tax consequences;

     difficulties and costs of staffing and managing foreign operations;

     political and economic instability;

     fluctuations in currency exchange rates; and

     seasonal fluctuations in Internet usage.

    These risks may materially and adversely affect our business, results of operations or financial condition.

WE HAVE INCURRED SIGNIFICANT DEBT OBLIGATIONS WHICH COULD HARM OUR BUSINESS

    We incurred $250 million of indebtedness in March 1999 from the sale of our 4.75% Convertible Subordinated Notes due 2006. Our ratio of long-term debt to total equity was approximately 70.6% as of December 31, 1999. As a result of the sale of the notes, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

IF WE DO NOT SUCCESSFULLY INTEGRATE ABACUS AND NETGRAVITY OR THE MERGERS' BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE FOR OUR COMMON STOCK MAY DECLINE

    We entered into merger agreements with Abacus and NetGravity with the expectations that these mergers will result in significant benefits. We have virtually no experience in Abacus's business and little direct experience with NetGravity's primary business model. Furthermore, Abacus's principal offices are located in Broomfield, Colorado, and NetGravity's principal offices are located in San Mateo, California, while our principal offices are located in New York, New York. There are currently no plans to relocate any of these principal offices. We will need to overcome these significant issues in order to realize any benefits or synergies from the mergers. Our successful execution of these post-merger events will involve considerable risk and may not be successful.

    The market price of our common stock may decline, and we may lose key personnel and customers as a result of our mergers if:

     we do not successfully integrate operations and personnel of the businesses;

     we do not achieve the perceived benefits of the mergers as rapidly or to the extent anticipated by financial or industry analysts; or

     the effect of the mergers on our financial results is not consistent with the expectations of financial or industry analysts.

IF WE FAIL TO SUCCESSFULLY CROSS-MARKET THE PRODUCTS OF DOUBLECLICK MEDIA, DOUBLECLICK TECHSOLUTIONS AND DOUBLECLICK DATA SERVICES OR TO DEVELOP NEW PRODUCTS, WE MAY NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUES

    We intend to initially offer the respective products and services historically offered by DoubleClick, Abacus and NetGravity to our collective customers. We cannot assure you that any company's customers will have any interest in the other company's products and services. The failure of our cross-marketing efforts may diminish the benefits we realize from the mergers.

    In addition, we intend to develop new products and services that combine the knowledge and resources of DoubleClick Media, DoubleClick TechSolutions and DoubleClick Data Services. We cannot assure you that these products or services will be developed or, if developed, will be successful or that we can successfully integrate or realize the anticipated benefits of the mergers. As a result, we may not be able to increase or maintain our customer base. We cannot assure you that the transactions or other data in Abacus's database will be predictive or useful in other sales channels, including Internet advertising. To date, we have not thoroughly investigated the obstacles, technological, market-driven or otherwise, to developing and marketing these new products and services in a timely and efficient way. We cannot assure you that we will be able to overcome the obstacles in developing new products and services, or that there will be a market for the new products or services developed by us after the mergers. An inability to overcome such obstacles or a failure of such a market to develop could materially and adversely affect our business, financial condition and results of operations or could result in loss of key personnel. In addition, the attention and effort devoted to the integration of the acquired companies will significantly divert management's attention from other important issues, and could seriously harm our business, financial condition and results of operations.

IF THE COSTS ASSOCIATED WITH THE MERGERS EXCEED THE BENEFITS REALIZED, WE MAY EXPERIENCE INCREASED LOSSES

    We have incurred one-time charges related to the Abacus and NetGravity mergers. If the benefits of the mergers do not exceed the costs associated with them, including any dilution to our stockholders resulting from the issuance of shares in connection with the mergers, our financial results could be adversely affected.

IF THE ABACUS OR NETGRAVITY MERGER FAILS TO QUALIFY AS A POOLING OF INTERESTS, WE WOULD BE REQUIRED TO TAKE CHARGES AGAINST EARNINGS IN FUTURE PERIODS, WHICH WOULD INCREASE THE AMOUNT OF OUR LOSSES

    If we cannot account for one or both of the mergers as a pooling of interests, a significant portion of the purchase price for the merger will be allocated to goodwill and other intangible assets, which we would amortize over their estimated useful lives. The availability of pooling of interests accounting treatment for the mergers depends upon circumstances and events occurring both before and after each merger's completion. For example, no significant changes in the business of the combined company may occur, including significant dispositions of assets, for a period of two years following the effective time of the merger. If pooling is not available, we would take charges against our earnings in the future, which could materially and adversely affect our reported financial results and, likely, the price of our common stock.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR COMPANY

    Some of the provisions of our certificate of incorporation, our by-laws and Delaware law could, together or separately:

     discourage potential acquisition proposals;

     delay or prevent a change in control;

     impede the ability of our stockholders to change the composition of our board of directors in any one year; and

     limit the price that investors might be willing to pay in the future for shares of our common stock.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS

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

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES

    In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

    As of December 31, 1999, we had 112,453,892 shares of common stock outstanding, excluding 23,110,571 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.03 to $124.56 per share. On February 14, 2000, we filed with the Securities and Exchange Commission a preliminary prospectus which was part of Amendment No. 1 to our registration statement on Form S-3 relating to the proposed sale of an aggregate of 7,500,000 shares of our common stock, including 5,733,411 shares to be sold by us and 1,766,589 shares to be sold by selling stock, and up to an aggregate of 1,125,000 additional shares by us which may be sold in connection with the underwriters' over-allotment option. Additionally, we intend to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Certain holders of our common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares included in such registration statements, issued upon the exercise of stock options or issued upon the conversion of our Convertible Subordinated Notes), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

                         RISKS RELATED TO OUR INDUSTRY

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF THE MARKET FOR INTERNET ADVERTISING FAILS TO GROW AS PREDICTED OR DIMINISHES

    Our future success is highly dependent on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for Internet advertising solutions is uncertain. Most of our current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, most of our current and potential Web publisher customers have little experience in generating revenues from the sale of advertising space on their Web sites. We cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the market for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the market for Internet advertising develops more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

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

    A significant portion of our revenues are derived from the delivery of advertisements placed on Web sites which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if we are unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of our online advertising business could be limited and our revenue levels could decline. Also, there are 'filter' software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of this software.

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS

    Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. The governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

CHANGES IN LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS

    The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. At this stage, our DART technology targets advertising to users through the use of 'cookies' and other non-personally-identifying information, with the exception of advertising delivered to German Web sites where we do not currently use cookies. We are developing new capabilities that would permit our DART technology to target users through the use of personally identifiable information collected with prior notice and the opportunity for a user to opt-out of such targeting and collection. The effectiveness of our DART technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on our business.

    In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the direct marketing industry and to increased federal and state regulation. The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of this information which it recommends participants, such as us, through DoubleClick Data Services, in the direct marketing industry follow. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. These laws include the Federal Drivers Privacy Protection Act of 1994 and state laws which limit or preclude the use of voter registration and drivers license information, as well as laws which govern the collection and release of consumer credit information. Although our compliance with the DMA's guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, we cannot assure you that the DMA will not adopt additional, more burdensome guidelines or that additional, more burdensome federal or state laws or regulations, including antitrust and consumer privacy laws, will not be enacted or applied to us or our clients, which could materially and adversely affect the business, financial condition and results of operations of DoubleClick Data Services.

CHANGING REQUIREMENTS FOR FAIR INFORMATION COLLECTION PRACTICES AND POTENTIALLY HEIGHTENED SCRUTINY OF OUR PRODUCTS OR SERVICES COULD REQUIRE OR CAUSE ADVERSE CHANGES IN THE WAY WE CONDUCT OR PLAN TO CONDUCT OUR BUSINESS

    There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. Following our announcement of the Abacus merger, we have seen a heightened public discussion and speculation about the information collection practices that will be employed in the industry generally, and specifically by us. We have publicly committed that no personally identifiable offline information about a consumer will be associated with online information about that consumer for the delivery of personally-targeted Internet advertising without first providing the consumer with notice and an opportunity to opt out of the targeted advertising. In addition, some of our contracts with Web publishers prevent us from developing profiles of users of their Web sites. The current debate about data collection practices may cause additional Web publishers to seek similar contractual provisions in their agreements with us. Computer users may also use software designed to filter or prevent the delivery of advertising to their computers. We cannot assure you that the number of computer users who employ filtering software will not increase or that additional Web publishers will not seek contractual provisions barring us from developing profiles of users of their Web sites, either of which could materially and adversely affect our business, results of operations and financial condition. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect our business, financial condition or results of operations.

OUR BUSINESS MAY SUFFER IF THE WEB INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON IT

    Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. These outages and delays could impact the Web sites of Web publishers using our solutions and the level of user traffic on Web sites on our DoubleClick networks.

DOUBLECLICK DATA SERVICES IS DEPENDENT ON THE SUCCESS OF THE DIRECT MARKETING INDUSTRY FOR ITS FUTURE SUCCESS

    The future success of DoubleClick Data Services is dependent in large part on the continued demand for our services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to us. Most of our Data Services clients are large consumer merchandise catalogs operators in the United States. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalogs operators from the Abacus Alliance, would have a material adverse effect on our business, financial condition and results of operations. Many industry experts predict that electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, will increase significantly in the future. To the extent this increase occurs, companies which now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for our data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

INCREASES IN POSTAL RATES AND PAPER PRICES COULD HARM DOUBLECLICK DATA SERVICES

    The direct marketing activities of our Abacus Alliance clients are adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Higher postal rates may result in fewer mailings of direct marketing materials, with a corresponding decline in the need for some of the direct marketing services offered by us. Increased postal rates can also lead to pressure from our clients to reduce our prices for our services in order to offset any postal rate increase. Higher paper prices may also cause catalog companies to conduct fewer or smaller mailings which could cause a corresponding decline in the need for our services. Our clients may aggressively seek price reductions for our services to offset any increased materials cost. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of our Abacus business.

ITEM 2. PROPERTIES

    Our principal executive offices are currently located in a facility in New York, New York consisting of an aggregate of approximately 240,000 square feet. On January 26, 1999, we entered into a lease agreement with an initial term of eleven years with an option to renew for an additional five years. We lease approximately 75,000 square feet of office space in Broomfield, Colorado, under a lease that terminates in April 2006 and is renewable for two consecutive five year terms. This facility was the headquarters for Abacus before our merger. We also lease approximately 26,500 square feet of office space in San Mateo, California under a lease that expires in October 2005. This facility was the headquarters for NetGravity before our merger. In addition, we lease space for our offices in California, Colorado, Georgia, Illinois, Massachusetts, Michigan, Texas and Washington, as well as in Australia, Brazil, Canada, Denmark, Finland, France, Germany, Hong Kong, Ireland, Japan, the Netherlands, Norway, Spain, Sweden and the United Kingdom. We incurred non-recurring charges of approximately $2.9 million in 1999 relating to our relocation to our current New York offices. We are continually evaluating our facilities requirements.

ITEM 3. LEGAL PROCEEDINGS

    Prior to our NetGravity merger, NetGravity and several of its directors were sued in the San Mateo County, California, Superior Court, alleging that the defendants breached their fiduciary duties to NetGravity's shareholders in connection with the proposed merger with DoubleClick. The California complaint asks the court to enjoin the consummation of the merger or, alternatively, seeks a rescission of the merger or an award of unspecified damages from the defendants in the event the merger is consummated. Following the consummation of our merger in November 1999, we succeeded to this action. We believe the claims asserted in the complaint are without merit and are vigorously contesting them.

    Also prior to our merger with NetGravity, we and NetGravity were named in a complaint filed in the Chancery Court of the State of Delaware in connection with the proposed merger. In January 2000, the plaintiffs dismissed the complaint without prejudice.

    In November 1999, we filed suit in the U.S. District Court for the Eastern District of Virginia against L90, Inc. for infringement of our DART patent. In December 1999, we filed suit in the U.S. District Court for the Southern District of New York against Sabela Media, Inc., also for infringement of our patent. Both cases are currently in the early stages of discovery.

    We are a defendant in several recently filed lawsuits concerning Internet user privacy and our data collection and other business practices:

     On January 27, 2000, Judnick v. DoubleClick, Inc. was filed against us in the Superior Court of the State of California, in Marin County. The complaint alleges that we engaged in unfair business practices and false and misleading advertising in violation of certain California consumer protection statutes by allegedly improperly collecting and utilizing information about Internet users. The complaint seeks injunctive relief and restitution on behalf of the general public of the State of California.

     On January 28, 2000, Bruce v. DoubleClick, Inc. was filed against us in the U.S. District Court for the Northern District of California. The complaint alleges that we have improperly collected and used Internet users' information, allegedly in violation of certain federal electronics privacy statutes and common law privacy rights. The complaint seeks damages and injunctive relief on behalf of a defined class of Internet users.

     On January 28, 2000, Healy v. DoubleClick Inc. was filed against us in the U.S. District Court for the Southern District of New York. The complaint alleges that we improperly collected and used information concerning Internet users allegedly in violation of certain federal electronics privacy statutes, as well as common law trespass and invasion of privacy. The complaint seeks damages and injunctive relief on behalf of a defined class of Internet users.

     On January 28, 2000, DeCorse v. Doubleclick, Inc. was filed in the Superior Court of the State of California, Marin County. The complaint alleges that we engaged in unlawful business practices by improperly obtaining and using information about Internet users allegedly in violation of California statutory and common law. The complaint seeks unspecified damages and injunctive relief on behalf of a defined class of Internet users.

     On January 28, 2000, Steinbeck v. Doubleclick, Inc. was filed in the United States District Court for the Central District of California. The complaint alleges that we engaged in unlawful business practices by improperly obtaining and using information about Internet users allegedly in violation of federal statutes and Internet users' privacy rights. The complaint seeks unspecified damages and injunctive relief on behalf of a defined class of Intenet users.

     On February 1, 2000, Donaldson v. DoubleClick Inc. was filed against us in the U.S. District Court for the Southern District of New York. The complaint alleges that we improperly collected and used information concerning Internet users allegedly in violation of certain federal electronics privacy statutes and common law privacy rights. The complaint seeks damages and injunctive relief on behalf of a defined class of Internet users.

These lawsuits have only recently been filed. We believe these lawsuits are without merit and we intend to vigorously defend ourselves against them.

    Additionally, we received a letter from the Federal Trade Commission ('FTC'), dated February 8, 2000, in which the FTC notified us that they were conducting an inquiry into our business practices to determine whether, in collecting and maintaining information concerning Internet users, we have engaged in unfair or deceptive practices. We are cooperating fully with the FTC's inquiry.


    In addition, we are subject to a request for information from the New York Attorney General's office relating to our collection, maintenance and sharing of information concerning, and our disclosure of those practices to, Internet users. We may receive additional regulatory inquiries and intend to cooperate fully.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our special meeting held on November 23, 1999 in connection with our merger with Abacus Direct Corporation, we submitted the following matters to a vote of our stockholders through a proxy solicitation:

     To consider and vote upon a proposal to approve the issuance of our shares of common stock pursuant to a merger agreement with Abacus Direct Corporation.

     To grant our Board of Directors discretionary authority to adjourn the special meeting to solicit additional votes for approval of the share issuance.

     To consider and vote upon a proposal to approve the DoubleClick Inc. Employee Stock Purchase Plan.

    The results of the voting at the special meeting were as follows:

                                              AFFIRMATIVE     VOTES
PROPOSAL                                         VOTES       AGAINST    ABSTENTIONS
--------------------------------------------  -----------   ---------   -----------
Share Issuance                                25,305,111       37,712       53,662
Discretionary Authority to Adjourn            19,764,694    1,894,428    1,737,363
Employee Stock Purchase Plan                  22,685,654      620,712       90,119

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
      RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

    Our common stock has been quoted on the Nasdaq National Market under the symbol DCLK since our initial public offering on February 20, 1998. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market. All prices have been restated to reflect our two-for-one stock splits effected as stock dividends on April 5, 1999 and January 10, 2000.

                                                               HIGH      LOW
                                                               ----      ---
1999:
    Fourth Quarter..........................................  $127.72   $54.88
    Third Quarter...........................................    62.63    30.25
    Second Quarter..........................................    88.00    33.75
    First Quarter...........................................    50.00    11.00
1998:
    Fourth Quarter..........................................    14.50     3.38
    Third Quarter...........................................    19.28     4.55
    Second Quarter..........................................    12.43     7.72
    First Quarter (since February 20).......................     9.25     6.53

    On February 15, 2000, the last sale price of our common stock reported by the Nasdaq National Market was $111.44 per share. As of January 26, 2000, we had approximately 766 holders of record of our common stock.

                    RECENT SALES OF UNREGISTERED SECURITIES

    During the three-month period ended December 31, 1999, we issued an aggregate of approximately 1,062,092 shares of our common stock (after giving effect to our two-for-one stock split effected on January 10, 2000) in exchange for the outstanding shares of capital stock of BusinessLink Incorporated (d/b/a Opt-in Email.com) and the outstanding shares of DoubleClick Scandinavia AB that we did not previously own. Of these shares, an aggregate of 200,000 shares were issued on November 30, 1999 to the stockholders of Opt-in Email.com and an aggregate of 862,092 shares were issued on December 29, 1999 to the shareholders of DoubleClick Scandinavia AB. In connection with the DoubleClick Scandinavia transaction, additional shares of our common stock may be issued in the future. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that we issued the shares of common stock in a sale not involving a public offering. These sales were made without general solicitation or advertising. We intend to file a Registration Statement on Form S-3 covering the resale of these shares.

                            USE OF PROCEEDS FROM IPO

    On February 19, 1998, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-42323). Pursuant to this Registration Statement, and the Abbreviated Registration Statement filed on February 19, 1998 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, we completed our initial public offering of 16,100,000 shares of our common stock at an initial public offering price of $4.25 per share on February 25, 1998. The number of shares and offering price have been restated to reflect our two-for-one stock splits in April 1999 and January 2000. Our initial public offering was managed by Goldman, Sachs & Co., BT Alex.Brown and Cowen & Company. Proceeds to us from our initial public offering, after calculation of the underwriters discount and commission of approximately $4.8 million and offering costs of $1.1 million, totaled approximately $62.5 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of December 31, 1999, we have used all of the proceeds from our initial public offering toward general corporate purposes, including working capital, and toward the expansion of our international operations and sales and marketing capabilities. None of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

                                DIVIDEND POLICY

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to DoubleClick's consolidated statement of operations for each of the years ended December 31, 1999, 1998 and 1997 and with respect to DoubleClick's consolidated balance sheet as of December 31, 1999 and 1998 have been derived from the audited financial statements of DoubleClick which are included elsewhere herein. The selected consolidated financial data set forth with respect to DoubleClick's consolidated statement of operations for each of the periods ended December 31, 1996 and 1995 and with respect to DoubleClick's consolidated balance sheet as of December 31, 1997, 1996 and 1995 are derived from the audited financial statements of DoubleClick which are not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and the notes to those statements included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                 1999       1998       1997      1996      1995
                                                 ----       ----       ----      ----      ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $258,294   $138,724   $ 67,926   $25,985   $ 9,331
Income (loss) from operations................   (58,715)   (14,970)    (3,828)   (1,419)    2,983
Income (loss) before income taxes............   (47,234)   (10,973)    (3,432)   (1,565)    2,781
Net income (loss)............................   (55,821)   (18,039)    (7,741)   (3,954)    2,231
Basic and diluted net income (loss) per
  share......................................     (0.51)     (0.21)     (0.16)    (0.07)     0.11
Weighted average shares used in basic per
  share calculation..........................   109,756     86,248     49,048    56,516    19,630
Weighted average shares used in diluted per
  share calculation..........................   109,756     86,248     49,048    56,516    19,716

                                                                  DECEMBER 31,
                                                ------------------------------------------------
                                                  1999       1998      1997      1996      1995
                                                  ----       ----      ----      ----      ----
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital...............................  $309,883   $184,408   $25,861   $ 4,959   $2,355
Total assets..................................   729,407    260,361    53,641    19,749    5,536
Convertible Subordinated Notes and other......   255,348      2,067       742       711     --
Total stockholders' equity....................   361,662    206,771    31,428     7,256    1,178

                        QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 1999. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                            WEIGHTED    WEIGHTED
                                                      INCOME                 AVERAGE     AVERAGE    BASIC AND DILUTED
                                                      (LOSS)       NET       COMMON      COMMON         NET LOSS
                                           GROSS       FROM       INCOME    SHARES --   SHARES --          PER
        QUARTER ENDED          REVENUES   PROFIT    OPERATIONS    (LOSS)      BASIC      DILUTED      COMMON SHARE
        -------------          --------   ------    ----------    ------      -----      -------      ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
   March 31..................  $39,412    $24,051    $ (8,920)   $ (8,405)  $106,877    $106,877         $(0.08)
   June 30...................   49,856     28,841      (6,799)     (5,406)   109,758     109,758          (0.05)
   September 30..............   75,336     46,138         973         136    110,466     121,752          (0.00)
   December 31...............   93,690     52,108     (43,970)    (42,147)   111,325     111,325          (0.38)

1998
   March 31..................  $24,089    $12,001    $ (5,146)   $ (5,538)  $ 64,335    $ 64,335         $(0.09)
   June 30...................   28,992     13,777      (5,859)     (5,883)    89,106      89,106          (0.07)
   September 30..............   39,844     22,180        (438)     (2,547)    93,749      93,749          (0.03)
   December 31...............   45,797     21,573      (3,527)     (4,071)    96,432      96,432          (0.04)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis in conjunction with our financial statements and related notes included in this report.

OVERVIEW

    We are a leading provider of technology-driven marketing and advertising solutions to thousands of advertisers, advertising agencies, Web publishers and e-commerce merchants worldwide. We provide a broad range of media, technology and data products and services to our customers to allow them to optimize their ad and marketing campaigns on the Internet and through other interactive media. Our patented DART technology is the platform for many of our solutions and enables our customers to use preselected criteria to deliver the right ad to the right person at the right time. Our service and product offerings are grouped into three segments:

     DoubleClick Media (Media);

     DoubleClick TechSolutions (Technology); and

     DoubleClick Data Services (Data).

COMPARABILITY OF RESULTS

ALTAVISTA AGREEMENT

    In January 1999, we changed the manner in which we report the financial results of the services we perform for the AltaVista Web site. Effective
January 1, 1999, we entered into an Advertising Services Agreement with AltaVista Company's predecessor-in-interest (Compaq Computer Corporation) that superceded the previously effective Procurement and Trafficking Agreement, dated December 1996 and amended in January 1998, between DoubleClick and Compaq Computer Corporation's predecessor-in-interest, Digital Equipment Corp.

    Until December 31, 1998, we had paid AltaVista a service fee under the Procurement and Trafficking Agreement which was calculated as a percentage of the revenues earned from advertisers for the delivery of advertisements to users of the AltaVista Web site. Under that agreement, we recognized as revenues the gross amount earned for advertising delivered to users of the AltaVista Web site. Gross amounts billed by us, including amounts billed on behalf of AltaVista, are referred to as 'system revenues,' and are presented solely to facilitate the comparison of our 1998 and 1999 results of operations.

    Beginning January 1, 1999, AltaVista agreed, pursuant to the Advertising Services Agreement, to use our DART technology for ad delivery, and to outsource domestic, international and local ad sales functions to us. For these services, AltaVista pays us (1) a technology fee for all advertising delivered by our DART technology to users of the AltaVista Web site, (2) a sales commission based on the net revenues generated from all advertisements sold by DoubleClick on behalf of AltaVista and (3) a fee for all billing and collections services we perform for AltaVista. Under the new agreement, we recognize DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of impressions on the AltaVista Web site and associated services. As a result of this change in our relationship with AltaVista, although there has been no significant change in gross profit dollars, overall gross margin percentage has increased as we are no longer required to pay service fees to AltaVista for impressions sold and delivered on the AltaVista Web site and revenues include the fees earned for services rendered.

    The Advertising Services Agreement expires on January 1, 2002, subject to prior termination in limited circumstances or further extension in accordance with the terms of the AltaVista Advertising Services Agreement. In November 1999, we entered into an Interim Advertising Services Agreement, effective from November 1, 1999 through December 31, 2000 with AltaVista, which temporarily suspends the Advertising Services Agreement. The Interim Services Agreement temporarily adjusts some advertising sales arrangements between us and AltaVista, but does not change the manner in which we recognize revenues derived from our services for the AltaVista Web site. In January 2001, upon the expiration of the Interim Services Agreement, the Advertising Services Agreement will once again be effective.

BUSINESS COMBINATIONS

    We consummated mergers with NetGravity, Abacus and Opt-In Email.com during 1999, which have been accounted for under the pooling of interests method and accordingly, the financial results for all periods presented have been restated. We acquired the remaining interests not previously owned by us in DoubleClick Scandinavia AB in December 1999 and DoubleClick Iberoamerica S.L. in November 1999. These transactions were accounted for under the purchase method.

RESULTS OF OPERATIONS

    Revenues and gross profit by segment are as follows:

                                           REVENUES                      GROSS PROFIT
                                 -----------------------------   ----------------------------
                                    YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                 -----------------------------   ----------------------------
                                   1999       1998      1997       1999      1998      1997
                                   ----       ----      ----       ----      ----      ----
                                                        (IN THOUSANDS)
Media..........................  $125,499   $ 74,180   $29,924   $ 49,955   $15,726   $ 7,047
Technology.....................    74,695     24,965     9,823     50,082    16,827     6,708
Data...........................    65,961     46,979    30,971     51,101    36,980    24,430
Intersegment elimination.......    (7,861)    (7,400)   (2,792)        --        --        --
                                 --------   --------   -------   --------   -------   -------
    Total......................  $258,294   $138,724   $67,926   $151,138   $69,533   $38,185
                                 --------   --------   -------   --------   -------   -------
                                 --------   --------   -------   --------   -------   -------

1999 COMPARED TO 1998

    1999 revenues and gross profits increased over 1998 due primarily to volume increases both domestically and internationally and a favorable product mix, partially offset by declines resulting from the change in the manner in which we present revenues earned pursuant to the AltaVista Advertising Services Agreement and in pricing of some of our technology products. Operating expenses increased to $209.9 million from $84.5 million in 1998, including direct transaction, integration and facility relocation charges of $41.6 million in 1999 and $360,000 in 1998, primarily related to the business combinations discussed above and our move to a new headquarters facility. Net loss including these charges was $55.8 million in 1999 compared to $18.0 million in 1998. Net loss excluding direct transaction, integration and facility relocation charges declined from $17.7 million in 1998 to $14.2 million in 1999. As we continue to grow, we expect operating expenses to continue to increase in absolute dollars and to be impacted significantly in future years by amortization of goodwill related to business combinations accounted for by the purchase method of accounting.

    Revenues derived from advertising impressions delivered to the users of the AltaVista Web site were $27.9 million, or 10.8% of total revenues, for 1999, compared to $37.3 million, or 26.9% of total revenues, for 1998. As discussed above, we changed the manner in which we recognize revenue pursuant to the AltaVista Advertising Services Agreement. Had revenues from AltaVista been subject to the Procurement and Trafficking Agreement, we would have recorded revenues related to AltaVista of $85.5 million, or 27.0% of total system revenues, for the year ended December 31, 1999. No other Web publisher accounted for more than 10.0% of revenues for the year ended December 31, 1999, and no one advertiser accounted for more than 10.0% of revenues during the same period.

REVENUES AND COST OF REVENUES

    DoubleClick Media

    DoubleClick Media revenues are derived primarily from the sale and delivery of advertising impressions through third-party Web sites comprising the worldwide DoubleClick Media networks. Cost of Media revenues consists primarily of service fees paid to Web publishers for impressions delivered on our worldwide DoubleClick networks and the costs of ad delivery, and technology support provided by our DoubleClick TechSolutions.

    Revenues for DoubleClick Media increased 69.1% to $125.5 million for 1999 from $74.2 million for 1998. DoubleClick Media gross margin was 39.8% for 1999 and 21.2% for 1998. The increases in DoubleClick Media revenues and gross margin were due primarily to an increase in the number of advertisers and impressions delivered on the worldwide DoubleClick Media networks, coupled with higher average prices of advertising impressions and lower average site service fees. The increase in DoubleClick Media gross margin percentage, also resulted from the change in our relationship with AltaVista as provided in the AltaVista Advertising Service Agreement. As described above, the manner in which we report our financial results related to the services we provide to the Alta Vista Web site has changed. On a basis comparable to 1998, DoubleClick Media system revenues increased 148.0%, or $184.0 million.

    DoubleClick Media revenues derived from advertising impressions delivered to the users of the AltaVista Web site were $22.4 million, or 17.8% of DoubleClick Media revenues for 1999 compared to $33.2 million, or 44.8% of DoubleClick Media revenues for 1998. On a basis comparable to 1998, AltaVista system revenues increased to $80.0 million, or 43.4% of DoubleClick Media system revenues in 1999.

    DoubleClick TechSolutions

    DoubleClick TechSolutions revenues are derived primarily from sales of our DART, AdCenter and AdServer product offerings. DoubleClick TechSolutions cost of revenues includes costs associated with the delivery of advertisements, including internet access costs, depreciation of the ad delivery system, facilities, and personnel related costs incurred to operate our ad delivery system.

    DoubleClick TechSolutions revenues increased 199.2% to $74.7 million for 1999 from $25.0 million for 1998. DoubleClick TechSolutions gross margin was 67.0% for 1999 and 67.4% for 1998. The increase in DoubleClick TechSolutions revenues was due primarily to an increase in the number of DART and AdServer clients, as well as the volume of impressions delivered for existing clients, offset in part by lower average pricing for advertising impressions.

    DoubleClick TechSolutions revenues related to AltaVista were $5.5 million or 7.4% of total DoubleClick TechSolutions revenue in 1999 and $4.1 million or 16.4% in 1998.

    DoubleClick Data Services

    DoubleClick Data Services revenues are derived primarily from providing services to catalog-based retailers such as prospecting lists, housefile scoring, list optimization, and marketing research services. DoubleClick Data Services cost of revenues includes expenses associated with creating, updating and managing the Abacus Alliance database as well as building statistical models.

    DoubleClick Data Services revenues increased 40.4% to $66.0 million for 1999 from $47.0 million for 1998. Gross margin declined slightly from 78.7% in 1998 to 77.5% in 1999. The increase in revenues was due primarily to an increase in sales to existing and new clients and revenues from direct marketing clients outside the catalog industry. The decline in gross margin was due primarily to increases in personnel related costs, facilities, depreciation and processing costs associated with supporting higher revenues. We expect to incur a disproportionate amount of expenses during 2000 related to the development and expansion of internet data products and services which will result in a lower gross margin.

OPERATING EXPENSES

    Sales and Marketing

    Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses were $103.6 million, or 40.1% of revenues for 1999 and $52.5 million, or 37.9% of revenues for 1998. The increase was primarily attributable to the increase in sales personnel and costs associated with growth and the expansion of our international operations of approximately
$24.8 million, in addition to increases in other costs associated with our personnel growth, commissions associated with the increase in revenues of approximately $7.2 million, costs related to the continued development and implementation of our marketing and branding campaigns of approximately $3.3 million, and increase in the provision for doubtful accounts by approximately $5.6 million. The increase in the provision for doubtful accounts is commensurate with our increase in revenues and level of business activity. The increase in sales and marketing expenses as a percentage of revenues resulted from our continuing effort to build our sales and marketing infrastructure. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel, expand into new markets and continue to promote the DoubleClick brand, but decrease as a percentage of revenues.

    General and Administrative

    General and administrative expenses consist primarily of compensation and professional services fees. General and administrative expenses were $36.3 million, or 14.1% for 1999 and $19.4 million, or 14.0% of revenues for 1998. The increase in absolute dollars was primarily the result of increased personnel and related expenses of approximately $7.8 million, in addition to increases in other costs associated with our personnel growth, and increased professional service fees of $3.6 million. Increased professional service fees related largely to our continued expansion, including international corporate development. We expect general and administrative expenses to continue to increase in absolute dollars but expect these expenses to decrease as a percentage of revenues as we hire additional personnel and incur additional costs related to the growth of our business and operations.

    Product Development

    Product development expenses consist primarily of compensation and consulting expenses and enhancements to our DART, AdCenter and AdServer product offerings. To date, all product development costs have been expensed as incurred. Product development expenses were $28.4 million, or 11.0% of revenues for 1999 and $12.2 million, or 8.8% of revenues for 1998. The increase in absolute dollars was due primarily to increases in product development personnel and related expenses of approximately $10.1 million, in addition to increases in other costs associated with our personnel growth, and consulting expenses of approximately $2.0 million. The increase in product development expenses as a percentage of revenues resulted from our continuing development of our technology. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in absolute dollars.

    Direct Transaction, Integration and Facility Relocation Charges

    For 1999, we incurred direct transaction costs of approximately $31.1 million and integration costs of approximately $7.6 million in connection with the transactions accounted for under the pooling of interests method. Direct transaction costs consist of approximately $26.1 million in investment banking fees and $5.0 million in professional fees and filing and printing costs. Integration costs include approximately $3.9 million in personnel related costs and $3.7 million in costs related to redundant systems, integration consulting, and asset impairments.

    For 1999, we incurred approximately $2.9 million in costs associated with the relocation of our corporate headquarters. As a result of our planned relocation, completed in December 1999, we incurred a non-recurring charge for the impairment of fixed assets of approximately $1.4 million on assets with a carrying value of $2.1 million (primarily leasehold improvements). These assets were abandoned and not relocated to our new headquarters building. Our management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. Depreciation and amortization of $729,000 associated with assets disposed of is presented outside of direct transaction, integration and facility relocation and other in the consolidated statements of operations. In addition, duplicative equipment and rental costs of approximately $1.5 million were incurred. All facility relocation charges incurred in 1998 related to costs incurred by Abacus.

    Loss From Operations

    Net loss from operations was $58.7 million for 1999 and $15.0 million for 1998. The increase in the loss from operations was due largely to the direct transaction, integration and facility relocation charges discussed above. We plan to continue to grow and expand our business and therefore anticipate future losses from operations. Goodwill amortization, which has not previously been a material expense, will have a significant impact on our loss from operations as a result of our acquisitions of DoubleClick Scandinavia AB in December 1999 and DoubleClick Iberoamerica S.L. in November 1999.

    Interest and Other, Net

    Interest and other, net was $11.5 million in 1999 and $4.0 million in 1998. Interest and other, net included $22.6 million of interest income in 1999 partially offset by $9.4 million of interest expense, and $4.3 million of interest income in 1998 partially offset by $200,000 of interest expense. The increase in interest income was attributable to interest earned on the cash, cash equivalents and investments in marketable securities primarily from the net proceeds from the issuance in March 1999 of our $250 million 4.75% Convertible Subordinated Notes due 2006 and proceeds from the issuance of our common stock during 1999. In addition, our average yield increased due to holdings in investments with longer-term maturities. The increase in interest expense is largely attributable to interest due on our convertible subordinated notes. Interest and other, net in future periods may fluctuate as a result of the average cash and future debt balances we maintain and changes in the market rates of our investments.

    Income Taxes

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit.

    The provision for income taxes recorded in 1999 and 1998 relates to the standalone results of Abacus prior to our merger on November 23, 1999. For periods subsequent to our merger in November 1999, the provision for income taxes will be dependent on the taxable income or loss, including utilization of net operating loss carryovers of the combined companies.

1998 COMPARED TO 1997

    1998 revenues increased over 1997 due primarily to volume increases both domestically and internationally. Product mix fluctuated greatly between 1998 and 1997 due to the varying relationships of each segment to the total, resulting in the overall decline in gross margin. Operating expenses increased to $84.5 million in 1998 from $42.0 million in 1997, commensurate with the approximate 100% increase in revenues. Net loss increased from $7.7 million in 1997 to $18.0 million in 1998 due largely to higher costs associated with our expansion efforts.

    Revenues derived from advertising impressions delivered to users of the AltaVista Web site were $37.3 million or 26.9% of revenues for 1998, compared to $13.7 million, or 20.2% for 1997. No other Web site accounted for more than 10.0% of revenues for 1998, and no one advertiser accounted for more than 10.0% of revenues during the same period.

REVENUES AND COST OF REVENUES

    DoubleClick Media

    DoubleClick Media revenues increased 147.9% to $74.2 million for 1998 from $29.9 million for 1997. DoubleClick Media gross margin was 21.2% for 1998 and 23.5% for 1997. The increase in revenues was due primarily to an increase in the number of advertisers and impressions delivered on the worldwide DoubleClick networks, offset in part by lower average prices of advertising impressions. The decrease in gross margin percent was due to the decrease in prices of advertising impressions noted above coupled with an unfavorable change in the mix of Web site service fee arrangements.

    DoubleClick Media revenues derived from advertising impressions delivered to users of the AltaVista Web site were $33.2 million or 44.8% of DoubleClick Media revenues for 1998, compared to $11.6 million or 38.9% of DoubleClick Media revenues for 1997. Approximately $3.0 million of revenues for 1998 resulted from sales of inventory on the AltaVista Web site, which was derived from an arrangement between AltaVista and another search engine that expired on June 30, 1998, and was therefore non-recurring.

    DoubleClick TechSolutions

    DoubleClick TechSolutions revenues increased 154.1% to $25.0 million for 1998 from $9.8 million for 1997. This increase was primarily as a result of an increase in the number of DART, AdCenter and AdServer customers, both domestically and internationally. Gross margin for our DoubleClick TechSolutions for 1998 compared to 1997 declined from 68.3% to 67.4% primarily due to the mix of DART and AdServer sales. DART sales benefited from increased DoubleClick Media revenues as it supported the DoubleClick Media customer base.

    AltaVista represented 16.4% of DoubleClick TechSolutions segment revenues for 1998 and 20.9% for 1997. We expect AltaVista's revenues to continue to decline as a percentage of total DoubleClick TechSolutions revenues.

    DoubleClick Data Services

    DoubleClick Data Services revenues increased 51.7% to $47.0 million for 1998 from $31.0 million for 1997 due primarily to an increase in sales to existing and new catalog clients and revenues generated from other direct marketing clients. Gross margin declined from 78.9% in 1997 to 78.7% in 1998, due primarily to an increase in employee and non-employee staffing levels and higher software, hardware and systems processing costs.

OPERATING EXPENSES

    Sales and Marketing

    Sales and marketing expenses were $52.5 million, or 37.9% of revenues for 1998 and $24.9 million, or 36.6% of revenues for 1997. The increase was primarily attributable to the increase in sales personnel and the expansion of our international operations of approximately $14.6 million, in addition to increases in other costs associated with our personnel growth, commissions associated with the increase in revenues of approximately $3.6 million, and costs related to the continued development and implementation of our marketing and branding campaigns of approximately $1.8 million. In addition, the provision for doubtful accounts increased by approximately $2.1 million. The increase in the provision for doubtful accounts is commensurate with our increase in revenues and level of business activity. The increase in sales and marketing expenses as a percentage of revenues resulted from our continuing effort to build our sales and marketing infrastructure. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel, expand into new markets and continue to promote the DoubleClick brand, but decrease as a percentage of revenues.

    General and Administrative

    General and administrative expenses were $19.4 million, or 14.0% of revenues for 1998, and $11.9 million, or 17.6% for 1997. The increase in absolute dollars was primarily the result of expenses related primarily to increased personnel and related expenses of approximately $3.1 million, in addition to increases in other costs associated with our personnel growth, and increased professional service fees of $1.6 million. Increased professional service fees related largely to continued expansion, including international corporate development. We expect general and administrative expenses to continue to increase on an absolute dollar basis as we hire additional personnel and incur additional costs related to the growth of our business and operations, but decrease as a percentage of revenues.

    Product Development

    To date, all product development costs have been expensed as incurred. Product development expenses were $12.2 million, or 8.8% of revenues for 1998, and $5.1 million, or 7.5% for 1997. The increase in absolute dollars was due primarily to increases in product development personnel and related expenses of approximately $4.8 million, in addition to increases in other costs associated with our personnel growth, and consulting expenses of approximately $500,000. The increase in product development expenses as a percentage of revenues resulted from our continuing development of our technology. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in absolute dollars.

LOSS FROM OPERATIONS

    Net loss from operations was $15.0 million for 1998 and $3.8 million for 1997. The increase in the loss from operations was primarily due to the hiring of additional personnel, particularly in sales and marketing, and product development. We expect to hire additional personnel and increase spending for sales and marketing, upgrade and enhance our DART, AdCenter and AdServer technologies, and continue our international expansion. However, we expect that the loss from operations may decrease both in absolute dollars and as a percentage of revenues in the future.

INTEREST AND OTHER, NET

    Interest and other, net was $4.0 million in 1998 and $396,000 in 1997. Interest and other, net included $4.3 million of interest income in 1998 offset by $200,000 of interest expense, and $900,000 of interest income in 1997 offset by $450,000 of interest expense. Interest income was attributable to cash, cash equivalents and investments in marketable securities primarily as a result of the net proceeds received from our public offerings of common stock in 1998. Interest and other, net in future periods may fluctuate as a result of the average cash and future debt balances we maintain and changes in the market rates of our investments.

INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit.

    The provision for income taxes recorded in 1998 and 1997 relates to the standalone results of Abacus. For periods subsequent to our merger in November 1999, the provision for income taxes will be dependent on the taxable income or loss, including utilization of net operating loss carryovers of the combined companies.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

    Net cash used in operating activities was $41.1 million, $8.8 million and $4.2 million for 1999, 1998 and 1997, respectively. Cash used in operating activities resulted primarily from net losses, and increases in accounts receivable and advances, which were partially offset by increases in accounts payable, accrued expenses and deferred revenue. Net cash used in investing activities was $367.3 million, $36.4 million and $11.5 million for 1999, 1998 and 1997, respectively. We continued to acquire equipment to support growth and expansion, as well as invest in marketable securities with proceeds from common stock and Convertible Subordinated Notes issuances. Net cash provided by financing activities was $366.5 million, $188.0 million and $27.6 million for 1999, 1998 and 1997, respectively. Cash provided by financing activities consisted primarily of net proceeds from our Convertible Subordinated Notes offering in 1999, our public offerings of common stock in 1999 and 1998, and our issuances of preferred stock in 1997.

    As of December 31, 1999, we had $119.2 million of cash and cash equivalents and $325.6 million in investments in marketable securities. As of December 31, 1999, our principal commitments consisted of our Convertible Subordinated Notes and obligations under operating leases. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, and the continued build-out of our newly leased New York headquarters facility. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

    On February 14, 2000, we filed with the Securities and Exchange Commission a preliminary prospectus which was part of Amendment No. 1 to our registration statement on Form S-3 relating to the proposed sale of an aggregate of 7,500,000 shares of our common stock, including 5,733,411 shares to be sold by us and 1,766,569 shares to be sold by elling stockholders, and up to an aggregate of 1,125,000 additional shares by us which may be sold in connection with the underwriters' over-allotment option. Assuming an initial price to the public equal to the last reported sale price of our common stock on the Nasdaq National Market on February 11, 2000, or $111.13, we estimate that the net proceeds we will receive from this offering will be approximately $615.3 million after deducting underwriting discounts and commissions and estimated offering expenses, or approximately $737.2 million if the underwriters fully exercise their over-allotment option.

    We believe that the net proceeds of our prior offerings of common stock and convertible notes, together with our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

YEAR 2000 COMPLIANCE

    To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities. However, we cannot assure that we will not experience disruptions in the future as a consequence of the Year 2000 bug. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

NEW ACCOUNTING PRONOUNCEMENTS

    We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Consolidated Financial Statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including both government and corporate obligations and money market funds.

    The following table presents the amounts of our financial instruments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 1999:

                                                      2000       2001       2006     FAIR VALUE
                                                      ----       ----       ----     ----------
                                                              (DOLLARS IN THOUSANDS)
Cash and cash equivalents.........................  $119,238         --         --    $119,238
Average interest rate.............................      5.63%

Fixed rate investments in marketable securities...   179,776   $145,789         --     325,565
Average interest rate.............................      5.60%      6.12%

Convertible Subordinated Notes....................        --         --   $250,000     764,800
Average interest rate.............................                            4.75%

    We did not hold derivative financial instruments as of December 31, 1999, and have never held these instruments in the past.

FOREIGN CURRENCY RISK

    We transact business in various foreign countries. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in the U.K. and other countries whose currency is the Euro. The effect of foreign exchange rate fluctuations for 1999 was not material. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 1999 we had $6.9 million in cash and cash equivalents denominated in foreign functional currencies, earning an average interest rate of 1.97%.

    The introduction of the Euro has not had a material impact on how we conduct business and we do not anticipate any changes in how we conduct business as a result of increased price transparency.

    Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................    43
Report of KPMG LLP, Independent Accountants.................    44
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    45
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    46
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......    47
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    48
Notes to Consolidated Financial Statements..................    49
Schedule II -- Valuation and Qualifying Accounts............    66

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DoubleClick Inc:

    In our opinion, based on our audits and the report of other auditors, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DoubleClick Inc. and its subsidiaries (the 'Company') at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of Abacus Direct Corporation ('Abacus') and NetGravity, Inc. ('NetGravity') on November 23, 1999 and October 26, 1999, respectively, in transactions accounted for as pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of NetGravity as of December 31, 1998, which statements reflect total assets of $33,420,000 and $9,887,000 as of December 31, 1998 and 1997, respectively, and total revenues of $11,557,000 and $6,358,000 for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for NetGravity, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
NEW YORK, NEW YORK
JANUARY 18, 2000, EXCEPT AS TO NOTE 11(b) WHICH IS AS OF FEBRUARY 11, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NetGravity, Inc. and Subsidiaries:

    We have audited the consolidated balance sheets of NetGravity, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetGravity, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP
SAN FRANCISCO, CALIFORNIA
JANUARY 27, 1999

                                DOUBLECLICK INC.
                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
               (IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                                1999        1998
                                                                ----        ----
ASSETS
Current Assets:
    Cash and cash equivalents...............................  $ 119,238   $161,670
    Investments in marketable securities....................    179,776     20,206
    Accounts receivable, less allowances of $15,004 and
      $5,094 at December 31, 1999 and 1998, respectively....     89,792     49,150
    Prepaid expenses and other current assets...............     33,474      4,905
                                                              ---------   --------
        Total current assets................................    422,280    235,931
Investments in marketable securities........................    145,789         --
Property and equipment, net.................................     61,980     21,702
Intangible assets, net......................................     94,475        247
Other assets................................................      4,883      2,481
                                                              ---------   --------
        Total assets........................................  $ 729,407   $260,361
                                                              ---------   --------
                                                              ---------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable........................................  $  32,846   $ 22,095
    Accrued expenses........................................     49,337     20,550
    Deferred revenue........................................     29,783      7,904
    Current portion of long-term obligations and notes......        431        974
                                                              ---------   --------
        Total current liabilities...........................    112,397     51,523
Long-term obligations and notes.............................      5,348      2,067
Convertible subordinated notes..............................    250,000         --

Stockholders' equity:
    Preferred stock, par value $0.001; 5,000,000 shares
      authorized at December 31, 1999 and 1998; none
      outstanding at December 31, 1999 or 1998..............         --         --
    Common stock, par value $0.001; 400,000,000 and
      240,000,000 shares authorized at December 31, 1999 and
      1998, respectively; 112,453,892 and 106,784,868
      outstanding at December 31, 1999 and 1998,
      respectively..........................................        112        107
    Additional paid-in capital..............................    475,565    262,780
    Deferred compensation...................................     (1,106)    (2,147)
    Accumulated deficit.....................................   (109,831)   (54,010)
    Other comprehensive income (loss).......................     (3,078)        41
                                                              ---------   --------
        Total stockholders' equity..........................    361,662    206,771
                                                              ---------   --------
        Total liabilities and stockholders' equity..........  $ 729,407   $260,361
                                                              ---------   --------
                                                              ---------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999       1998      1997
                                                                ----       ----      ----
Revenues....................................................  $258,294   $138,724   $67,926
Cost of revenues............................................   107,156     69,191    29,741
                                                              --------   --------   -------
Gross profit................................................   151,138     69,533    38,185
Operating expenses:
    Sales and marketing.....................................   103,578     52,525    24,855
    General and administrative..............................    36,306     19,424    11,948
    Product development.....................................    28,364     12,194     5,108
    Direct transaction, integration and facility relocation
      charges...............................................    41,605        360       102
                                                              --------   --------   -------
        Total operating expenses............................   209,853     84,503    42,013
                                                              --------   --------   -------
Loss from operations........................................   (58,715)   (14,970)   (3,828)
Interest and other, net.....................................    11,481      3,997       396
                                                              --------   --------   -------
Loss before income taxes....................................   (47,234)   (10,973)   (3,432)
Provision for income taxes..................................     8,587      7,066     4,309
                                                              --------   --------   -------
Net loss....................................................  $(55,821)  $(18,039)  $(7,741)
                                                              --------   --------   -------
                                                              --------   --------   -------
Basic and diluted net loss per common share.................  $  (0.51)  $  (0.21)  $ (0.16)
                                                              --------   --------   -------
                                                              --------   --------   -------
Weighted average shares used in basic and diluted
  net loss per share calculation............................   109,756     86,248    49,048
                                                              --------   --------   -------
                                                              --------   --------   -------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  CONVERTIBLE              CLASS A                CLASS B
                                                                PREFERRED STOCK             COMMON                 COMMON
                                                              --------------------   --------------------   --------------------
                                                                SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                                                ------      ------     ------      ------     ------      ------
Balance at December 31, 1996................................    1,233,400    $  1     15,763,560    $ 16     20,472,912    $ 21
Net loss....................................................
Cumulative foreign currency translation.....................
Comprehensive income (loss).................................
Deferred compensation, net of amortization..................
Issuance of Convertible Preferred Stock, net of issuance
 costs......................................................    1,928,600       2
Exchange of Class A shares for Class B shares...............                          (1,087,080)     (1)     1,087,080       1
 --
Exchange of Class A, B and C shares for Common shares.......                         (14,791,480)    (15)    (5,975,444)     (6)
 --
Class B and C shares redeemed...............................                                                (15,584,548)    (16)
Common shares issued upon exercise of stock options.........                             115,000
Repurchase of common stock..................................
Issuance of common stock upon conversion of convertible note payable to related party...................................
Tax benefit upon exercise of stock options..................
                                                              -----------    ----    -----------    ----    -----------    ----
Balance at December 31, 1997................................    3,162,000       3             --      --             --      --
Net loss....................................................
Cumulative foreign currency translation.....................
Unrealized gain on marketable securities....................
Comprehensive income (loss).................................
Deferred compensation, net of amortization..................
Issuance of Convertible Preferred Stock, net of issuance
 costs......................................................      406,280       1
Conversion of Preferred Stock...............................   (3,568,280)     (4)
Issuance of Common Stock, net of issuance costs.............
Common shares issued from exercise of stock options.........
Tax benefit upon exercise of stock options..................
                                                              -----------    ----    -----------    ----    -----------    ----
Balance at December 31, 1998................................           --      --             --      --             --      --
Net loss....................................................
Cumulative foreign currency translation.....................
Unrealized gain on marketable securities....................
Comprehensive income (loss).................................
Issuance of common stock for acquisition....................
Deferred compensation, net of amortization..................
Issuance of common stock, net of issuance costs.............
Common shares issued upon exercise of stock options and
 warrants...................................................
Tax benefit upon exercise of stock options..................
                                                              -----------    ----    -----------    ----    -----------    ----
Balance at December 31, 1999................................           --    $ --             --    $ --             --    $ --
                                                              -----------    ----    -----------    ----    -----------    ----
                                                              -----------    ----    -----------    ----    -----------    ----

                                                                  CLASS C              COMMON
                                                                  COMMON               STOCK            ADDITIONAL
                                                              ---------------   --------------------     PAID-IN        DEFERRED
                                                              SHARES   AMOUNT     SHARES      AMOUNT     CAPITAL      COMPENSATION
                                                              ------   ------     ------      ------     -------      ------------
Balance at December 31, 1996................................      8     $ --     22,523,700    $ 22      $10,442       $      --
Net loss....................................................
Cumulative foreign currency translation.....................

Comprehensive income (loss).................................
Deferred compensation, net of amortization..................                                               3,451          (2,726)
Issuance of Convertible Preferred Stock, net of issuance
 costs......................................................                                              49,545
Exchange of Class A shares for Class B shares...............
Exchange of Class A, B and C shares for Common shares.......     (4)             20,766,928      21
Class B and C shares redeemed...............................     (4)
Common shares issued upon exercise of stock options.........                      1,048,012       1          306
Repurchase of common stock..................................                       (310,800)                (121)
Issuance of common stock upon conversion of convertible note
 payable to related party...................................                      3,117,208       3        4,997
Tax benefit upon exercise of stock options..................                                               1,456
                                                              -----     ----    -----------    ----      -------       ---------
Balance at December 31, 1997................................     --       --     47,145,048      47       70,076          (2,726)
Net loss....................................................
Cumulative foreign currency translation.....................
Unrealized gain on marketable securities....................

Comprehensive income (loss).................................
Deferred compensation, net of amortization..................                                               1,427             579
Issuance of Convertible Preferred Stock, net of issuance
 costs......................................................                                               3,249
Conversion of Preferred Stock...............................                     28,420,936      29          (25)
Issuance of Common Stock, net of issuance costs.............                     29,369,040      29      182,045
Common shares issued from exercise of stock options.........                      1,849,844       2        2,947
Tax benefit upon exercise of stock options..................                                               3,061
                                                              -----     ----    -----------    ----      -------       ---------
Balance at December 31, 1998................................     --       --    106,784,868     107      262,780          (2,147)
Net loss....................................................
Cumulative foreign currency translation.....................
Unrealized gain on marketable securities....................

Comprehensive income (loss).................................
Issuance of common stock for acquisition....................                        862,092       1       87,851
Deferred compensation, net of amortization..................                                               1,134           1,041
Issuance of common stock, net of issuance costs.............                      2,191,572       2      114,013
Common shares issued upon exercise of stock options and
 warrants...................................................                      2,615,360       2        7,620
Tax benefit upon exercise of stock options..................                                               2,167
                                                              -----     ----    -----------    ----      -------       ---------
Balance at December 31, 1999................................     --     $ --    112,453,892    $112      $475,565      $  (1,106)
                                                              -----     ----    -----------    ----      -------       ---------
                                                              -----     ----    -----------    ----      -------       ---------


                                                                                   OTHER           TOTAL
                                                               ACCUMULATED     COMPREHENSIVE    SHAREHOLDERS
                                                                 DEFICIT          INCOME           EQUITY
                                                                 -------          ------           ------
Balance at December 31, 1996................................     $(3,246)        $     --         $ 7,256
Net loss....................................................      (7,741)                          (7,741)
Cumulative foreign currency translation.....................                           (1)             (1)
                                                                 -------         --------        --------
Comprehensive income (loss).................................      (7,741)              (1)         (7,742)
Deferred compensation, net of amortization..................                                          725
Issuance of Convertible Preferred Stock, net of issuance
 costs......................................................                                       49,547
Exchange of Class A shares for Class B shares...............                                           --
Exchange of Class A, B and C shares for Common shares.......                                           --
Class B and C shares redeemed...............................     (24,984)                         (25,000)
Common shares issued upon exercise of stock options.........                                          307
Repurchase of common stock..................................                                         (121)
Issuance of common stock upon conversion of convertible note
 payable to related party...................................                                        5,000
Tax benefit upon exercise of stock options..................                                        1,456
                                                                 -------         --------        --------
Balance at December 31, 1997................................     (35,971)              (1)         31,428
Net loss....................................................     (18,039)                         (18,039)
Cumulative foreign currency translation.....................                           40              40
Unrealized gain on marketable securities....................                            2               2
                                                                 -------         --------        --------
Comprehensive income (loss).................................     (18,039)              42         (17,997)
Deferred compensation, net of amortization..................                                        2,006
Issuance of Convertible Preferred Stock, net of issuance
 costs......................................................                                        3,250
Conversion of Preferred Stock...............................                                           --
Issuance of Common Stock, net of issuance costs.............                                      182,704
Common shares issued from exercise of stock options.........                                        2,949
Tax benefit upon exercise of stock options..................                                        3,061
                                                                 -------         --------        --------
Balance at December 31, 1998................................     (54,010)              41         206,771
Net loss....................................................     (55,821)                         (55,821)
Cumulative foreign currency translation.....................                         (885)           (885)
Unrealized gain on marketable securities....................                       (2,234)         (2,234)
                                                                 -------         --------        --------
Comprehensive income (loss).................................     (55,821)          (3,119)        (58,940)
Issuance of common stock for acquisition....................                                       87,852
Deferred compensation, net of amortization..................                                        2,175
Issuance of common stock, net of issuance costs.............                                      114,015
Common shares issued upon exercise of stock options and
 warrants...................................................                                        7,662
Tax benefit upon exercise of stock options..................                                        2,167
                                                                 -------         --------        --------
Balance at December 31, 1999................................    ($109,831)       $ (3,078)       $361,662
                                                                 -------         --------        --------
                                                                 -------         --------        --------

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                 1999           1998          1997
                                                                 ----           ----          ----
OPERATING ACTIVITIES
Net loss.................................................      $ (55,821)     $(18,039)     $ (7,741)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation and amortization........................         14,628         5,070         1,967
    Equity in losses of investee.........................            783            53            --
    Integration and facility relocation..................          4,153           185            10
    Deferred income taxes................................            797          (323)         (190)
    Amortization of deferred compensation................          2,175         2,006           725
    Provision for bad debts and advertiser discounts.....         20,528         9,631         3,778
Changes in operating assets and liabilities, net of
  effect of businesses acquired
    Accounts receivable..................................        (61,170)      (38,550)      (16,095)
    Prepaid expenses and other current assets............        (29,296)       (1,128)         (520)
    Accounts payable.....................................         10,751        13,427         6,237
    Accrued expenses.....................................         29,504        13,159         4,647
    Income taxes receivable..............................             --         2,003         1,128
    Deferred revenue.....................................         21,879         3,726         1,860
                                                               ---------      --------      --------
        Cash used in operating activities................        (41,089)       (8,780)       (4,194)
                                                               ---------      --------      --------
INVESTING ACTIVITIES
Purchases of investments in marketable securities........       (399,379)      (25,183)       (8,340)
Proceeds from maturities of marketable securities........         91,786        10,851         2,466
Purchases of property and equipment......................        (56,146)      (18,977)       (5,430)
Investments in affiliates and other assets...............           (435)       (3,082)         (211)
Acquisition of businesses, net of cash acquired..........         (3,120)           --            --
                                                               ---------      --------      --------
        Cash used in investing activities................       (367,294)      (36,391)      (11,515)
                                                               ---------      --------      --------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net..............        114,015       184,818           283
Proceeds from issuance of Convertible
  Subordinated Notes, net................................        244,747         1,000         1,185
Proceeds from issuance of preferred stock, net...........             --         3,249        49,547
Redemption of common stock...............................             --           (23)      (25,124)
Proceeds from exercise of stock options
  and issuance of warrants...............................          9,789           229            27
Payments of notes and capital lease obligations..........         (2,005)       (1,273)          (15)
Advances from related party, net of repayments...........             --            --         1,662
                                                               ---------      --------      --------
        Cash provided by financing activities............        366,546       188,000        27,565
                                                               ---------      --------      --------
Effect of exchange rate changes on cash..................           (595)           42            (1)
                                                               ---------      --------      --------
Net increase (decrease) in cash and cash equivalents.....        (42,432)      142,871        11,855
                                                               ---------      --------      --------
Cash and cash equivalents at beginning of period.........        161,670        18,799         6,944
                                                               ---------      --------      --------
Cash and cash equivalents at end of period...............      $ 119,238      $161,670      $ 18,799
                                                               ---------      --------      --------
                                                               ---------      --------      --------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    DoubleClick Inc. together with its subsidiaries, ('DoubleClick') is a leading provider of comprehensive global interactive marketing and advertising solutions. DoubleClick offers a broad range of integrated media, technology and data solutions to advertisers, ad agencies, Web publishers and merchants.

    DoubleClick is organized in three segments: Media, Technology and Data based on types of service provided. DoubleClick Media consists of the worldwide DoubleClick Networks, which provide fully outsourced and highly effective advertising sales, delivery and related services to a worldwide group of advertisers and publishers. DoubleClick TechSolutions consists of the DART-based service bureau offering, the AdServer family of software products and DARTmail for Advertisers service bureau offering. DoubleClick Data Services includes the Abacus Direct and Abacus Online divisions, currently consisting of a proprietary database of consumer buying behavior used for target marketing purposes.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of DoubleClick and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in entities that are 20% to 50% owned over which DoubleClick has significant influence are accounted for using the equity method. Investments in less than 20% owned business partners over which DoubleClick does not have the ability to exercise significant influence are accounted for using the cost method of accounting.

    DoubleClick consummated mergers with NetGravity, Inc. ('NetGravity'), Abacus Direct Corporation ('Abacus'), and Business Link Incorporated (d/b/a Opt-In Email.com 'Opt-In'), which have been accounted for using the pooling of interests method, and accordingly, the consolidated financial statements for all periods presented and the accompanying notes have been restated to reflect DoubleClick's consoldiated financial position and results of its operations (see note 2).

CASH, CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES

    Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

    DoubleClick classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. DoubleClick recognizes gains and losses when securities are sold using the specific identification method. For the years ended December 31, 1999, 1998, and 1997, DoubleClick did not recognize any material gains or losses upon the sale of securities.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

    At December 31, 1999, cash and cash equivalents and investments in marketable securities consist of the following:

                                                      UNREALIZED   UNREALIZED
                                             COST       LOSSES       GAINS      ESTIMATED FAIR VALUE
                                             ----       ------       -----      --------------------
                                                                (IN THOUSANDS)
Cash and cash equivalents:
Cash.....................................  $ 14,341    $     --       $--             $ 14,341
Money market funds.......................    23,425          --        --               23,425
Municipal bonds and notes................    56,385          --        --               56,385
Corporate securities.....................    25,087          --        --               25,087
                                           --------    --------       ---             --------
                                           $119,238    $     --       $--             $119,238
                                           --------    --------       ---             --------
                                           --------    --------       ---             --------
Investments in marketable securities:
Municipal bonds and notes................  $ 65,993    $   (362)      $ 4             $ 65,635
Corporate securities.....................   261,806      (1,931)       55              259,930
                                           --------    --------       ---             --------
                                           $327,799    $ (2,293)      $59             $325,565
                                           --------    --------       ---             --------
                                           --------    --------       ---             --------

    At December 31, 1998, the fair value of investments in marketable securities approximated cost and the unrealized holding gains or losses were not material. The following schedule summarizes the estimated fair value of DoubleClick's cash, cash equivalents and investments in marketable securities as of December 31, 1998:

                                                        (IN THOUSANDS)
Cash and cash equivalents:
Cash..................................................     $  2,158
Money market funds....................................       39,338
Municipal bonds and notes.............................       18,000
Corporate securities..................................      102,174
                                                           --------
                                                           $161,670
                                                           --------
                                                           --------
Investments in marketable securities:
Municipal bonds and notes.............................     $  9,643
Corporate securities..................................       10,563
                                                           --------
                                                           $ 20,206
                                                           --------
                                                           --------

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives, or the term of the leases, whichever is shorter.

INTANGIBLE ASSETS

    DoubleClick records as goodwill the excess of purchase price over the fair value of the identified net assets acquired. Goodwill is amortized using the straight-line method over its estimated useful life, generally three years.

    Goodwill amortization expense for the year ended 1999 was $417,000. No goodwill amortization was recorded in 1998 or 1997. Accumulated amortization was $417,000 and $0 at December 31, 1999 and 1998, respectively.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

REVENUE RECOGNITION

    Media. Revenues are derived primarily from the sale and delivery of advertising impressions through third-party Web sites within the DoubleClick worldwide networks (the 'networks'). Revenues are recognized in the period the advertising impressions are delivered provided collection of the resulting receivable is reasonably assured.

    DoubleClick becomes obligated to make payments to third-party Web sites, which have contracted with DoubleClick to be part of the networks, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statement of operations.

    Deferred license and service fees related to media, which are included in deferred revenue on the consolidated balance sheet, represent payments received in advance from third parties or affiliated companies for use of DoubleClick's trademarks, access to DoubleClick's proprietary technology, and certain personnel during fixed periods of time which range from two to four years. Such fees will be recognized as revenues ratably over the terms of the applicable agreements. DoubleClick is obligated to provide any enhancements or upgrades it develops and other support over the term of the applicable agreements.

    Technology. Revenues include fees earned from independent publishers and advertisers who use DART, DoubleClick's Web based solution, to deliver ad impressions. Revenues derived from the use of DART are recognized in the period the advertising impressions are delivered provided collection of the resulting receivable is reasonably assured.

    For AdServer, DoubleClick's licensed software solution, revenues are recognized upon completion of product installation, which is generally when customers begin utilizing the product, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

    A portion of the initial Ad Server software license fee is attributed to the customer's right to receive, at no additional charge, software upgrades released during the subsequent twelve months. Revenues attributable to software upgrades are deferred and recognized ratably over the period covered by the software license agreement, generally one year. Revenues from consulting services are recognized as the services are performed and customer-support revenues are deferred and recognized ratably over the period covered by the customer support agreement, generally one year.

    In October 1997, the Accounting Standards Executive Committee ('AcSEC') issued Statement of Position ('SOP') 97-2 'Software Revenue Recognition,' as amended in 1998 by SOP 98-4 and further amended by SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999. These SOP's provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, requiring deferral of part or all of the revenue related to a specific contract depending on the existence of vendor specific objective evidence and the ability to allocate the total contract value to all elements within the contract. During 1999, DoubleClick implemented the guidelines of these SOP's and there was no material change to its accounting for software revenues.

    Data. DoubleClick provides services to its clients that result in a deliverable product in the form of marketing data or customized written reports. DoubleClick recognizes revenues when the product is shipped to the client provided collection of the resulting receivable is reasonably assured. In certain cases, DoubleClick provides subscriptions to unlimited products for a fixed fee and over a fixed period of time, over which revenue is recognized ratably.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

    DoubleClick's revenues are presented net of a provision for advertiser discounts and sales returns and allowances, which is estimated and established in the period in which the services are provided.

PRODUCT DEVELOPMENT COSTS

    Product development costs and enhancements to existing products are charged to operations as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of DoubleClick's products and general release have substantially coincided. As a result, DoubleClick has not capitalized any software development costs.

ADVERTISING EXPENSES

    DoubleClick expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations and totaled $7.6 million, $3.8 million and $1.5 million for the years ended December 31, 1999, 1998, and 1997, respectively.

INTERNAL-USE SOFTWARE

    Effective January 1, 1999, DoubleClick adopted SOP 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.' This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. The adoption of this statement has not had a material impact on DoubleClick's consolidated financial statements.

CONCENTRATIONS OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments which potentially subject DoubleClick to concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable and advances.

    Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. DoubleClick performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

    An advance to a single publisher of approximately $20 million at December 31, 1999 is included in prepaid expenses and other current assets on the consolidated balance sheets. The advance is collateralized by a security interest in the underlying cash, which is maintained in a separate bank account.

    In January 1999, we changed the manner in which we report the financial results of the services we perform for the AltaVista Web site. Effective
January 1, 1999, we entered into an Advertising Services Agreement with AltaVista Company's predecessor in interest (Compaq Computer Corporation) that superceded the previously effective Procurement and Trafficking Agreement, dated December 1996 and amended in December 1997, between DoubleClick and Compaq Computer Corporation's predecessor-in-interest, Digital Equipment Corp.

    Until December 31, 1998, we had paid AltaVista a service fee under the Procurement and Trafficking Agreement, which was calculated as a percentage of the revenues earned from

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

advertisers for the delivery of advertisements to users of the AltaVista Web site. Under that agreement, we recognized as revenues the gross amount earned for advertising delivered to users of the AltaVista Web site. Gross amounts billed by us, including amounts billed on behalf of AltaVista, are referred to as 'system revenues,' and are presented solely to facilitate the comparison of our 1998 and 1999 results of operations.

    Beginning January 1, 1999, AltaVista agreed, pursuant to the Advertising Services Agreement, to use our DART technology for ad delivery, and to outsource domestic, international and local ad sales functions to us. For these services, AltaVista pays us (1) a technology fee for all advertising delivered by our DART technology to users of the AltaVista Web site, (2) a sales commission based on the net revenues generated from all advertisements sold by DoubleClick on behalf of AltaVista and (3) a fee for all billing and collections services we perform for AltaVista. Under the new agreement, we recognize DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of impressions on the AltaVista Web site and associated services. As a result of this change in our relationship with AltaVista, although there has been no significant change in gross profit dollars, overall gross margin percentage has increased as we are no longer required to pay service fees to AltaVista for impressions sold and delivered on the AltaVista Web site and revenues include the fees earned for services rendered.

    The Advertising Services Agreement expires on December 31, 2001, subject to prior termination in limited circumstances or further extension in accordance with the terms of the AltaVista Advertising Services Agreement. In November 1999, we entered into an Interim Advertising Services Agreement, effective from November 1, 1999 through December 31, 2000 with AltaVista, which temporarily suspends the Advertising Services Agreement. The Interim Services Agreement temporarily adjusts some advertising sales arrangements between us and AltaVista, but does not change the manner in which we recognize revenues derived from our services for the AltaVista Web site. In January 2001, upon the expiration of the Interim Services Agreement, the Advertising Services Agreement will once again be effective.

    Revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 10.8%, 26.9% and 20.2% of DoubleClick's revenues for the period ended December 31, 1999, 1998 and 1997, respectively. No other Web site on the networks was responsible for 10% or more of DoubleClick's total revenues during the periods presented in the consolidated statements of operations. No single customer accounted for more than 10% of DoubleClick's net revenues for the years ended December 31, 1999, 1998, and 1997 or accounts receivable at December 31, 1999 and 1998.

    DoubleClick's financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and convertible subordinated notes. At December 31, 1999 and 1998 the fair value of these instruments approximated their financial statement carrying amount with the exception of the Convertible Notes at December 31, 1999. The fair value of the Convertible Subordinated Notes was $764.8 million at December 31, 1999, calculated based on the continuous time version of the Black-Scholes Option Pricing Model.

INCOME TAXES

    DoubleClick uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, realization is not assured.

FOREIGN CURRENCY

    The functional currencies of DoubleClick's subsidiaries are the local currencies. The financial statements maintained in the local currency are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

EQUITY BASED COMPENSATION

    DoubleClick accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees', and related interpretations. As such, compensation expense related to employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. DoubleClick adopted the disclosure-only requirements of Statement of Financial Accounting Standard ('SFAS') No. 123 'Accounting for Stock-Based Compensation', which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

IMPAIRMENT OF LONG-LIVED ASSETS

    DoubleClick reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by its disposition or use. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

BASIC AND DILUTED NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding, including the number of common shares issued upon the conversion of Convertible Preferred Stock, as of the date of the conversion.

    Diluted net loss per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At December 31, 1999, 1998 and 1997, outstanding options of 12.8 million, 10.5 million and 7.7 million, respectively, with weighted average per share exercise prices of $15.25, $2.82 and $1.40, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share for 1999 excludes the effect of shares issuable upon the conversion of $250 million 4.75% Convertible Subordinated Notes due 2006, and for 1998 and 1997, 40,000 shares of Convertible Preferred Stock, since their inclusion would have had an antidilutive effect. The 4.75%

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

Convertible Subordinated Notes initially may be converted into an aggregate of 6,060,604 shares of DoubleClick common stock. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

CLARIFICATION OF PREVIOUSLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, 'Restructuring and Impairment Charges.' In December 1999, the SEC issued SAB No. 101, 'Revenue Recognition in Financial Statements.' SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. DoubleClick has concluded that these SABs do not have a material impact on its financial position or its results of operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

NOTE 2 -- BUSINESS COMBINATIONS

NetGravity, Inc.

    On October 26, 1999, DoubleClick consummated its merger with NetGravity, a leading provider of interactive online advertising and direct marketing software solutions. Under the terms of the merger, which has been accounted for under the pooling of interests method, each share of NetGravity common stock was converted to 0.28 shares of DoubleClick common stock, totaling approximately 10.2 million shares.

Abacus Direct Corporation

    On November 23, 1999, DoubleClick consummated its merger with Abacus, a leading provider of specialized consumer information and analysis for the direct marketing industry. Under the terms of the merger, which has been accounted for under the pooling of interests method, each share of Abacus common stock was converted to 1.05 shares of DoubleClick common stock, totaling approximately
21 million shares.

Opt-In EMail.com

    On November 30, 1999, DoubleClick consummated its merger with Opt-In, a leader in Internet email marketing, publishing and list management. Under the terms of the merger, which

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

has been accounted for under the pooling of interests method, 200,000 shares of DoubleClick common stock were issued in exchange for 100% of the outstanding common shares of Opt-In.

    Results of operations of pooling transactions:

                                                        NINE MONTHS ENDED       YEAR ENDED
                                                          SEPTEMBER 30,        DECEMBER 31,
                                                              1999            1998      1997
                                                              ----            ----      ----
                                                                    (IN THOUSANDS)
Revenue
    NetGravity........................................       $16,979        $ 11,557   $ 6,358
    Abacus............................................        48,987          46,979    30,971
    Opt-In............................................           611              --        --
Net Income (loss)
    NetGravity........................................        (7,393)        (11,293)   (6,882)
    Abacus............................................        11,558          11,426     7,497
    Opt-In............................................            69              --        --

DoubleClick Scandinavia AB

    On December 29, 1999, DoubleClick acquired the 90.7% of the outstanding shares of DoubleClick Scandinavia AB it did not previously own in a business combination accounted for using the purchase method. In the transaction, the shares of DoubleClick Scandinavia AB not owned by DoubleClick were exchanged for an aggregate of approximately 862,000 shares of DoubleClick common stock. DoubleClick acquired the outstanding shares of DoubleClick Scandinavia AB in exchange for DoubleClick common stock valued at $87.9 million, assumed a working capital deficiency of $3.1 million, and incurred costs of $1.4 million. In connection with the acquisition, DoubleClick recorded approximately
$92.4 million of goodwill that is being amortized on a straight-line basis over three years. Additional shares of common stock are contingently issuable in March 2001 and 2002. The maximum value of the contingently issuable shares is approximately $60.0 million. DoubleClick expects that a portion of the purchase price attributable to the contingently issuable shares will be recorded as stock based compensation. The results of operations are included in the consolidated statement of operations from December 29, 1999.

DoubleClick Iberoamerica S.L.

    On November 4, 1999, DoubleClick acquired the 90% of the outstanding shares of DoubleClick Iberoamerica it did not previously own in exchange for cash of $1.3 million, assumed a working capital deficiency of $800,000 and incurred costs of $400,000. The acquisition has been accounted for under the purchase method, whereby goodwill of approximately $2.5 million will be amortized on the straight-line basis over three years. The results of operations are included in the consolidated statement of operations from November 4, 1999.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

    The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of DoubleClick Scandinavia AB and DoubleClick Iberoamerica S.L. occurred at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred, nor is it necessarily indicative of the results that may occur in the future.

                                                                1999        1998
                                                                ----        ----
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Revenues....................................................  $270,601    $142,513
Goodwill amortization.......................................    31,633      31,633
Net loss....................................................  $(88,967)   $(51,144)
Net loss per basic and diluted share........................     (0.81)      (0.59)

NOTE 3 -- DIRECT TRANSACTION, INTEGRATION AND FACILITY RELOCATION CHARGES

    For the year ended December 31, 1999, DoubleClick incurred direct transaction and integration costs of approximately $31.1 million and $7.6 million, respectively, in connection with the transactions accounted for under the pooling of interests method. Direct transaction costs consist of approximately $26.1 million in investment banking fees and $5.0 million in professional fees and filing and printing costs. Integration costs include approximately $3.9 million in personnel related costs and $3.7 million in costs related to redundant systems, integration consulting, and asset impairments.

    For the year ended December 31, 1999, DoubleClick incurred approximately $2.9 million in costs associated with the relocation of its corporate headquarters. As a result of DoubleClick's planned relocation, completed in December 1999, DoubleClick incurred a non-recurring charge for the impairment of fixed assets of approximately $1.4 million on assets with a carrying value of $2.1 million (primarily leasehold improvements). These assets were abandoned and not relocated to DoubleClick's new headquarters building. DoubleClick's management made an assessment of the carrying value of the assets disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. Depreciation and amortization of $729,000 associated with asset impairments is presented outside of direct transaction, integration and facility relocation charges in the consolidated statements of operations. In addition, duplicative equipment and rental costs of approximately $1.5 million were incurred.

NOTE 4 -- INVESTMENTS

    During the year ended December 31, 1998, DoubleClick purchased a 10% interest in DoubleClick Italy s.r.l. During 1997, DoubleClick purchased a 10% voting interest in DoubleClick Japan Inc. DoubleClick has the option to purchase an additional 12% voting interest in DoubleClick Japan Inc. for the then current value as defined. These business partners were formed to establish international networks for publishers in Italy and Japan, respectively, to provide comprehensive Internet advertising solutions for advertisers.

    DoubleClick has a 50% ownership interest in Abacus Direct Europe B.V., which was formed in 1998 to provide services to the European Community. The investment is accounted for under the equity method. DoubleClick contributed approximately $435,000 and $54,000 during the years ended December 31, 1999 and 1998, respectively and recorded losses related to the investment of $783,000 and $53,000, respectively, included in interest and other, net on the consolidated statements of operations.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

    DoubleClick also entered into agreements to provide its business partners with use of DoubleClick's trademarks and the right to access DoubleClick's proprietary technology and certain personnel during the term of the agreements, which range from two to four years. For the years ended December 31, 1998 and 1997 DoubleClick received approximately $1,025,000 and $700,000, respectively from its business partners. No such fees were received in 1999. These amounts are presented in the consolidated balance sheet in deferred revenue. DoubleClick has agreed to provide the business partners with any product enhancements and upgrades it develops, technical support, and maintenance. Further, DoubleClick and the business partners have agreed to certain arrangements whereby each party shall be paid a commission for the sale of advertising impressions to be delivered on the other parties' networks.

NOTE 5 -- PROPERTY AND EQUIPMENT

                                                                               DECEMBER 31,
                                                           ESTIMATED USEFUL  -----------------
                                                                 LIFE         1999      1998
                                                                 ----         ----      ----
                                                                              (IN THOUSANDS)
Computer equipment and purchased software................     1-3 years      $55,590   $23,931
Furniture and fixtures...................................      5 years         5,570     2,035
Leasehold improvements...................................     1-15 years      18,696     3,835
Capital work-in-progress.................................                         --       696
                                                                             -------   -------
                                                                              79,856    30,497
Less accumulated depreciation and amortization...........                    (17,876)   (8,795)
                                                                             -------   -------
                                                                             $61,980   $21,702
                                                                             -------   -------
                                                                             -------   -------

    Depreciation and amortization expense related to property and equipment was approximately $12.9 million, $4.8 million, and $2.0 million in 1999, 1998, and 1997, respectively.

NOTE 6 -- INCOME TAXES

    The federal and state and local provision for income taxes relates to the standalone results of Abacus. Subsequent to November 23, 1999, the effective date of the merger with Abacus, the provision for income taxes is based on the taxable income or loss of the combined companies.

    Loss before income taxes consisted of:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1999       1998      1997
                                                                ----       ----      ----
                                                                     (IN THOUSANDS)
U.S.........................................................  $(41,796)  $ (4,585)  $(2,794)
Foreign.....................................................    (5,438)    (6,388)     (638)
                                                              --------   --------   -------
                                                              $(47,234)  $(10,973)  $(3,432)
                                                              --------   --------   -------
                                                              --------   --------   -------

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

    The provision (benefit) for income taxes consisted of:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                               ----     ----     ----
                                                                   (IN THOUSANDS)
Current tax provision:
    Federal.................................................  $6,261   $6,204   $3,998
    State and local.........................................   1,248    1,185      501
    Foreign.................................................     281       --       --
                                                              ------   ------   ------
Total current tax provision.................................   7,790    7,389    4,499
                                                              ------   ------   ------
                                                              ------   ------   ------
Deferred tax provision (benefit):
    Federal.................................................     717     (276)    (186)
    State and local.........................................      80      (47)      (4)
    Foreign.................................................      --       --       --
                                                              ------   ------   ------
Total deferred tax provision (benefit)......................     797     (323)    (190)
                                                              ------   ------   ------
                                                              $8,587   $7,066   $4,309
                                                              ------   ------   ------
                                                              ------   ------   ------

    The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                                ----      ----      ----
                                                                     (IN THOUSANDS)
Tax at U.S. Federal income tax rate.........................  $(16,532)  $(3,840)  $(1,201)
State taxes, net of federal income tax effect...............        63    (1,035)     (719)
Nondeductible transaction costs.............................    10,331        --        --
Nondeductible compensation..................................     1,607       616        40
Change in valuation allowance...............................    13,325    11,755     5,610
Other.......................................................      (207)     (430)      579
                                                              --------   -------   -------
Income tax provision........................................  $  8,587   $ 7,066   $ 4,309
                                                              --------   -------   -------
                                                              --------   -------   -------

    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                                ----       ----
                                                                (IN THOUSANDS)
Deferred tax assets:
    Allowance for doubtful accounts and advertiser
      discounts.............................................  $  4,619   $  1,896
    Property and equipment..................................     1,568        429
    Accrued expenses and other..............................     1,002        324
    Net operating loss carryforwards........................    53,476     16,913
    Tax credit carryforwards................................     1,354        944
                                                              --------   --------
Total deferred tax assets...................................    62,019     20,506
Valuation allowance.........................................   (62,019)   (19,709)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $    797
                                                              --------   --------
                                                              --------   --------

    The Company has recorded a full valuation allowance against its net deferred tax assets for the year ended December 31, 1999 since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized. The current portion of the deferred tax asset of $727,000 as of December 31, 1998 is included in

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

prepaid and other current assets the consolidated balance sheet. The non-current portion of $70,000 is included in other assets.

    At December 31, 1999, the Company had approximately $137.2 million of federal, state and foreign net operating loss carryforwards available to offset future taxable income. Approximately $73.1 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived therefrom, when realized, will be accounted for as a credit to additional paid-in capital rather than a reduction to the income tax provision. In addition, the Company had $1.4 million of research tax credit carryforwards. The federal net operating loss and research tax credit carryforwards expire in various years beginning in 2012 through 2020. The utilization of a portion of the net operating loss and research tax credit carryforwards may be subject to limitations under U.S. federal income tax laws.

NOTE 7 -- CONVERTIBLE SUBORDINATED NOTES

    On March 17, 1999, DoubleClick issued 4.75% Convertible Subordinated Notes due 2006 with a principal amount of $250 million (the 'Convertible Notes'). The Convertible Notes are convertible into DoubleClick's common stock at a conversion price of $41.25 per share, subject to adjustment in certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on March 15 and September 15 of each year, which commenced on September 15, 1999. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in Convertible Notes indenture) of DoubleClick. If certain events occur (as described in the Convertible Notes indenture), the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, beginning on March 20, 2001 at the redemption prices set forth in the Convertible Notes indenture. In May 1999, DoubleClick filed a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. This registration statement was declared effective in August 1999.

    Upon occurrence of a Designated Event (as defined in the Convertible Notes indenture) prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require DoubleClick to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus any accrued interest, of the Convertible Notes being redeemed.

    DoubleClick has used or may use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of DoubleClick's product offerings, investments in new business products, technologies and markets, capital expenditures, and acquisitions or investments in complementary businesses, products and technologies.

    DoubleClick incurred approximately $5.3 million in issuance costs, which are included in other assets in the consolidated balance sheets, net of approximately $525,000 of accumulated amortization. The issuance costs are being amortized over the term of the Convertible Notes. Interest expense relating to the Convertible Notes was approximately $9.3 million for the year ended December 31, 1999.

NOTE 8 -- STOCKHOLDERS' EQUITY

    DoubleClick's Certificate of Incorporation, as initially filed, authorized 40,000,000 shares of $.001 par value common stock designated as Class A, B, C, or common stock. The rights and privileges of DoubleClick's four classes of common stock were generally similar, although Class C common stockholders had certain super-voting privileges, and Class B shares are non-voting. In

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

February 1998, DoubleClick's Certificate of Incorporation was amended to authorize 5,000,000 shares of preferred stock and increase the number of shares of common stock to 60,000,000. In June 1999, it was amended to increase the number of shares of authorized common stock to 400,000,000 shares.

    During 1997 and 1998, DoubleClick authorized and issued 1,928,600 and 406,280 shares, respectively, of Convertible Preferred Stock. Upon the closing of DoubleClick's public offerings in 1998, all issued and outstanding shares of DoubleClick's Convertible Preferred Stock converted into 28,420,936 shares of common stock. As of December 31, 1999, 5,000,000 shares of preferred stock are authorized, none of which are outstanding.

    In 1998, DoubleClick completed public offerings of 29,369,040 shares of common stock generating proceeds of $182.0 million, net of offering costs of $3.1 million. In 1999, DoubleClick completed public offerings of 2,145,046 shares of common stock generating proceeds of $113.1 million, net of offering costs of $860,000.

    Certain holders of common stock are subject to substantial restrictions on transfer and also have certain 'piggyback' and demand registration rights which, with certain exceptions, require DoubleClick to use its best efforts to include in any of DoubleClick's registration statements any shares requested to be so included. Further, DoubleClick will pay all expenses directly incurred on its behalf in connection with such registration.

STOCK SPLITS

    On December 15, 1997, DoubleClick's stockholders ratified a one-for-two reverse stock split of all issued and outstanding common stock of DoubleClick.

    In April 1999 and January 2000, DoubleClick effected two-for-one stock splits in the form of 100 percent stock dividends. The splits were approved for shareholders of record as of March 22, 1999 and December 31, 1999, respectively. Accordingly, all share and per share amounts affecting net loss per share, weighted average number of common stock outstanding, common stock issued and outstanding, additional paid-in capital and all other stock transactions presented in these consolidated financial statements and related notes have been restated to reflect the stock splits.

STOCK INCENTIVE PLAN

    The 1997 Stock Incentive Plan (the '1997 Plan') was adopted by the Board of Directors on November 7, 1997 and was subsequently approved by the stockholders.

    Under the 1997 Plan, 30,348,152 shares of common stock are reserved for the issuance of incentive and nonqualified stock options. Such share reserve consists of (i) the number of shares which were available for issuance under the Predecessor Plan on the Plan Effective Date including the shares subject to outstanding options, (ii) an additional 6,200,000 shares of common stock,
(iii) an additional 2,348,152 share increase effected on January 4, 1999, and
(iv) the 16,000,000 share increase approved by the stockholders at the 1999 Annual Stockholders Meeting. The number of shares of common stock reserved for issuance under the 1997 Plan automatically increases on the first trading day of each calendar year, beginning with the 1999 calendar year, by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, provided that, no such increase will exceed 2,400,000 shares.

    When an employee option holder leaves DoubleClick's service, shares underlying unvested option are returned to the reserve of common stock issuable under the 1997 Plan on the employee's date of termination, and shares that are subject to a vested option are returned to the reserve issuable under the 1997 Plan generally at the end of the three-month period following the

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

employee's date of termination, to the extent not exercised and issued before the end of that period. To the extent that an option grant permits the exercise of unvested shares and is subject to repurchase by DoubleClick upon an employee's termination of service, those unvested shares of common stock that are subsequently repurchased by DoubleClick, whether at the exercise price or direct issue paid per share, will be added to the reserve of common stock available for issuance under the 1997 Plan. In no event, however, may any one participant in the 1997 Plan receive option grants or direct stock issuances for more than 1,500,000 shares of common stock in the aggregate per calendar year, beginning with the 1998 calendar year.

    On the Plan Effective Date, all outstanding options under the Predecessor Plan were incorporated into the 1997 Plan, and no further option grants have been made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms, unless the 1997 Plan Administrator elects to extend one or more features of the 1997 Plan to those options. The options have substantially the same terms as are in effect for grants made under the 1997 Plan.

    Generally, options granted under the Plan vest ratably over a period of three to four years from the date of grant and expire 10 years from the date of grant and terminate, to the extent unvested, on the date of termination, and to the extent vested, generally at the end of the three-month period following the termination of employment.

    In October 1999, DoubleClick implemented the 1999 Non-Officer Stock Incentive Plan, pursuant to which 750,000 shares of Common Stock have been authorized for issuance.

    A summary of stock option activity for the three years ended December 31, 1999 is as follows:

                                                              OUTSTANDING       WEIGHTED
                                                               NUMBER OF    AVERAGE EXERCISE
                                                                OPTIONS          PRICE
                                                              -----------   ----------------
Balance at December 31, 1996................................   7,300,612         $ 0.82
Options granted.............................................   5,945,676           2.72
Options exercised...........................................  (1,162,602)          3.80
Options canceled............................................    (992,241)          0.40
                                                              ----------         ------
Balance at December 31, 1997................................  11,091,445           1.66
Options granted.............................................   5,142,436           8.96
Options exercised...........................................  (1,835,774)          1.60
Options canceled............................................    (927,550)          3.25
                                                              ----------         ------
Balance at December 31, 1998................................  13,470,557           4.45
Options granted.............................................  13,355,844          59.70
Options exercised...........................................  (2,530,380)          2.84
Options canceled............................................  (1,185,450)         15.70
                                                              ----------         ------
Balance at December 31, 1999................................  23,110,571         $35.95
                                                              ----------         ------
                                                              ----------         ------
Exercisable at December 31, 1999............................   6,073,326         $11.30
                                                              ----------         ------
                                                              ----------         ------
Available for future grants.................................   3,983,912
                                                              ----------
                                                              ----------

    During the years ended December 31, 1998 and 1997, deferred compensation of $1.4 million and $3.3 million was recorded for options granted of which $2,175,000, $2,006,000 and $605,000 was amortized to compensation expense in 1999, 1998 and 1997, respectively. The remaining deferred compensation will be amortized over the balance of the four-year vesting period of the stock options. All stock options granted in 1999 were granted with exercise prices at fair market value.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

    Had DoubleClick determined compensation expense of employee stock options based on the minimum value of the stock options at the grant date, consistent with the guidelines of SFAS 123, DoubleClick's net loss would have been increased to the pro forma amounts indicated below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999        1998      1997
                                                                ----        ----      ----
                                                                   (IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Net loss:
As reported.................................................  $ (55,821)  $(18,039)  $(7,741)
Pro forma per SFAS 123......................................   (116,537)   (25,672)   (9,936)
Net loss per share:
As reported.................................................  $   (0.51)  $  (0.21)  $ (0.16)
Pro forma per SFAS 123......................................      (1.06)     (0.30)    (0.20)

    The per share weighted average fair value of options granted for the years ended December 31, 1999, 1998 and 1997 was $38.44, $5.63, and $1.58
respectively, on the grant date with the following weighted average assumptions:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1999       1998        1997
                                                               ----       ----        ----
Expected dividend yield.....................................       0%          0%          0%
Risk-free interest rate.....................................    5.42%       5.17%       6.05%
Expected life...............................................  4 years   4.2 years   4.2 years
Volatility..................................................      90%         84%         13%

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                    ------------------------------------   ----------------------------
                                                   WEIGHTED
                                      NUMBER        AVERAGE     WEIGHTED
                                    OUTSTANDING    REMAINING    AVERAGE      NUMBER         WEIGHTED
         ACTUAL RANGE OF                AT        CONTRACTUAL   EXERCISE   EXERCISABLE      AVERAGE
         EXERCISE PRICES             12/31/99        LIFE        PRICE     AT 12/31/99   EXERCISE PRICE
         ---------------             --------        ----        -----     -----------   --------------
  .03 -   1.75....................   5,053,273       6.66         0.25      3,189,571         0.19
 2.00 -   8.91....................   3,025,774       8.05         4.34        696,973         3.74
 9.00 -  13.21....................   2,615,640       8.39        11.50        770,047        11.94
14.73 -  50.00....................   3,968,078       8.75        32.41        756,735        23.57
50.94 - 124.56....................   8,447,806       9.23        77.90        660,000        58.15

NOTE 9 -- ADDITIONAL FINANCIAL INFORMATION

    Supplemental disclosure of cash flow information:

                                                            YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                             1999     1998     1997
                                                             ----     ----     ----
                                                                 (IN THOUSANDS)
Cash paid for interest:...................................  $5,852   $  156   $  435
Cash paid for income taxes:...............................  $7,807   $6,155   $1,893

    Non-cash investing activities: During the years ended December 31, 1999 and 1998, DoubleClick incurred approximately $230,000 and $340,000, respectively under capital leases.

    Non-cash financing activities: On June 4, 1997, DoubleClick converted $5.0 million of advances from the related party into a $5.0 million convertible note. On December 30, 1997, the convertible note was converted into 3,117,208 shares of DoubleClick's common stock.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

    The following summarizes the components of interest and other, net:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                             1999      1998     1997
                                                             ----      ----     ----
                                                                 (IN THOUSANDS)
Interest income..........................................  $(22,550)  $(4,348)  $(859)
Interest expense.........................................     9,422       219     452
Equity investment losses.................................       783        56      --
Other....................................................       864        79      11
                                                           --------   -------   -----
                                                           $(11,481)  $(3,994)  $(396)
                                                           --------   -------   -----
                                                           --------   -------   -----

NOTE 10 -- BENEFIT PLAN

    DoubleClick has a defined contribution plan offered to all eligible employees and is qualified under section 401(k) of the Internal Revenue Code. Participating employees may contribute a percentage of their salary to the plan. Employee contributions are invested at the direction of the employee in one or more funds or DoubleClick common stock. Beginning February 2000, DoubleClick will partially match employee contributions in DoubleClick common stock; prior to which the matching was in cash. DoubleClick contributed $435,000, $216,000 and $163,000 to the Plan during the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

(a) LEASES

    DoubleClick leases facilities under operating lease agreements expiring through 2009. Future minimum lease payments under these leases are as follows:
(In thousands)

              YEARS ENDING DECEMBER 31,                 (IN THOUSANDS)
              -------------------------                 --------------
        2000..........................................     $ 12,023
        2001..........................................       12,092
        2002..........................................       11,542
        2003..........................................       12,723
        2004..........................................       15,089
        Thereafter....................................      134,569

    Rent expense for 1999, 1998 and 1997 was $8.5 million, $3.1 million, and $1.3 million respectively.

(b) LEGAL

    Various legal actions, proceedings and claims are pending, seeking damages of an indeterminable amount, against DoubleClick alleging that DoubleClick has unlawfully obtained and sold consumers' personal information. DoubleClick intends to vigorously contest these claims.

    There have been a number of political, legislative, regulatory, and other developments relating to online data collection that have received wide-spread media attention. These developments may negatively affect the outcomes of related legal actions and encourage the commencement of additional similar litigation. The Federal Trade Commission has notified DoubleClick that it is commencing an inquiry into DoubleClick's ad serving and data collection practices. DoubleClick is complying with Federal Trade Commission's request for additional information. In addition, we are also cooperating with the New York State Attorney General's office in connection with its request for information from us about our business, and the press has reported that the Michigan Attorney General intends to file a notice of intended action to file a suit against us under Michigan's consumer laws. We may receive additional regulatory inquiries and intend to cooperate fully. It is impossible to predict the outcome of such events on pending litigation or the results of the litigation itself, all of which may have a material adverse effect on DoubleClick's business, financial condition and results of operations.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1999

    Determinations of liability against other companies that are defendants in similar actions, even if such rulings are not final, could adversely affect the legal proceedings against DoubleClick and its affiliates and could encourage an increase in the number of such claims.

    DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that the financial condition and results of operations could be materially adversely affected by the ultimate outcome of the pending litigation. As of December 31, 1999, no provision has been made for any damages which may result upon the resolution of these uncertainties.

NOTE 12 -- SEGMENT REPORTING

    Effective December 31, 1998 DoubleClick adopted SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information.' SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

    DoubleClick is organized in three segments: Media, Technology, and Data based on types of service provided. DoubleClick Media is represented by the worldwide DoubleClick Networks, which provide fully outsourced and highly effective advertising sales, delivery and related services to a worldwide group of advertisers and publishers. DoubleClick TechSolutions consists of the DART-based service bureau offering, the AdServer family of software products and DARTmail for Advertisers service bureau offering. DoubleClick Data services includes Abacus Direct and Abacus Online divisions, currently consisting of a proprietary database of consumer buying behavior used for target marketing purposes.

    Revenues and gross profit by segment are as follows:

                                           REVENUES                      GROSS PROFIT
                                 -----------------------------   ----------------------------
                                   1999       1998      1997       1999      1998      1997
                                   ----       ----      ----       ----      ----      ----
                                                        (IN THOUSANDS)
Media..........................  $125,499   $ 74,180   $29,924   $ 49,955   $15,726   $ 7,047
Technology(a)..................    74,695     24,965     9,823     50,082    16,827     6,708
Data...........................    65,961     46,979    30,971     51,101    36,980    24,430
Intersegment elimination.......    (7,861)    (7,400)   (2,792)        --        --        --
                                 --------   --------   -------   --------   -------   -------
Total..........................  $258,294   $138,724   $67,926   $151,138   $69,533   $38,185
                                 --------   --------   -------   --------   -------   -------
                                 --------   --------   -------   --------   -------   -------

---------

(a) Included in Technology revenues are intersegment revenues of $7.9 million, $7.4 million, and $2.8 million in 1999, 1998, and 1997, respectively.

    The following represents revenues and long-lived asset information by geographic area as of and for the years ended December 31:

                                                    REVENUES              LONG-LIVED ASSETS
                                          -----------------------------   ------------------
                                            1999       1998      1997       1999      1998
                                            ----       ----      ----       ----      ----
                                                            (IN THOUSANDS)
United States...........................  $206,071   $123,958   $66,294   $ 65,280   $23,703
International...........................    52,223     14,766     1,632     96,058       657
                                          --------   --------   -------   --------   -------
Total...................................  $258,294   $138,724   $67,926   $161,338   $24,360
                                          --------   --------   -------   --------   -------
                                          --------   --------   -------   --------   -------

NOTE 13 -- SUBSEQUENT EVENT

    On January 11, 2000, DoubleClick acquired a 30% interest in ValueClick, Inc. and a warrant to purchase an additional 15% interest within 15 months of the date of the agreement for approximately 733,000 shares in common stock, with a value of $75.7 million and $10 million in cash.

                                                                     SCHEDULE II

                                DOUBLECLICK INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO
                                             BEGINNING OF   COSTS AND                  BALANCE AT
                DESCRIPTION                     PERIOD       EXPENSES    DEDUCTIONS   END OF PERIOD
                -----------                     ------       --------    ----------   -------------
1999:
    Allowances deducted from accounts
      receivable:
        Allowance for doubtful accounts....     $2,580       $10,698      $ (6,644)      $ 6,634
        Allowances for advertiser
          discounts........................      2,514         9,830        (3,974)        8,370
                                                ------       -------      --------       -------
            Total..........................     $5,094       $20,528      $(10,618)      $15,004
                                                ------       -------      --------       -------
                                                ------       -------      --------       -------
1998:
    Allowances deducted from accounts
      receivable:
        Allowance for doubtful accounts....     $1,722       $ 5,097      $ (4,239)      $ 2,580
        Allowances for advertiser
          discounts........................        580         4,534        (2,600)        2,514
                                                ------       -------      --------       -------
            Total..........................     $2,302       $ 9,631      $ (6,839)      $ 5,094
                                                ------       -------      --------       -------
                                                ------       -------      --------       -------
1997:
    Allowances deducted from accounts
      receivable:
        Allowance for doubtful accounts....     $  694       $ 2,966      $ (1,938)      $ 1,722
        Allowances for advertiser
          discounts........................         --           812          (232)          580
                                                ------       -------      --------       -------
            Total..........................     $  694       $ 3,778      $ (2,170)      $ 2,302
                                                ------       -------      --------       -------
                                                ------       -------      --------       -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 1999 by: (1) each person (or group of affiliated persons) who is known by us to beneficially own five percent or more of our common stock, (2) each of our directors and named executive officers, and (3) all of our directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares and can be reached at our headquarters located at 450 West 33rd Street, New York, New York 10001 unless otherwise noted.

                                                              NUMBER OF
                                                              SHARES OF
                                                             COMMON STOCK
                                                             BENEFICIALLY        PERCENT OF
                                                               OWNED(1)          OWNERSHIP
                                                             ------------       -----------
Principal Stockholders:
Kevin J. O'Connor(2)........................................    9,964,750           8.9%
Kevin P. Ryan(3)............................................      240,000          *
Dwight A. Merriman(4).......................................    4,533,384           4.0
Jeffrey E. Epstein(5).......................................      115,000          *
Stephen R. Collins(6).......................................       35,000          *
Wenda Harris Millard(7).....................................      131,600          *
Barry M. Salzman(8).........................................      130,500          *
Christopher M. Dice(9)......................................       77,698          *
David Rosenblatt(10)........................................       35,000          *
David N. Strohm(11).........................................      118,376          *
Mark E. Nunnelly(12)........................................      161,396          *
W. Grant Gregory(13)........................................      256,664          *
Donald Peppers(14)..........................................       50,910          *
Thomas S. Murphy(15)........................................       25,000          *
M. Anthony White(16)........................................    1,498,642           1.3
Janus Capital Corporation(17)...............................    7,109,016           6.3
FMR Corp.(18)...............................................    6,846,000           6.1
All directors and executive officers as a group (16
  persons)(19)..............................................   17,444,920          15.5

---------

*   Less than one percent.
                                                        (footnotes on next page)

(footnotes from previous page)

 (1) Gives effect to the shares of common stock issuable within 60 days of December 31, 1999 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Shares of our common stock beneficially owned before and after the offering are calculated based on 112,453,892 shares of our common stock outstanding as of December 31, 1999 and 118,187,303 shares of our common stock outstanding after this offering.

 (2) Includes (i) 1,266,160 shares of common stock issuable upon the exercise of stock options; (ii) 7,840 shares of common stock held by Nancy O'Connor, Mr. O'Connor's wife; (iii) 200,000 shares of common stock held by the KN Trust, of which Nancy O'Connor is a trustee; (iv) 96,618 shares of common stock held by The Kono 1999 Charitable Remainder Trust, of which Mr. O'Connor and his wife are the beneficiaries, but Mr. O'Connor's brother, who does not live with Mr. O'Connor, is the trustee; and (v) 96,618 shares of common stock held by the Kono 1999 NIM-Charitable Remainder Unitrust, of which Mr. O'Connor and his wife are the beneficiaries. Mr. O'Connor's brother, who does not live with Mr. O'Connor, is the trustee. Mr. O'Connor has not retained investment control over the shares held by the Kono 1999 trusts, and, therefore, Mr. O'Connor disclaims all beneficial ownership of these shares. Does not include 1,200,000 shares of common stock issuable upon exercise of stock options that do not vest within 60 days of December 31, 1999.

 (3) Includes 227,000 shares of common stock issuable upon the exercise of stock options. Does not include 2,020,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

 (4) Includes 568,400 shares of common stock issuable upon the exercise of stock options. Does not include 600,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

 (5) Includes 115,000 shares of common stock issuable upon the exercise of stock options. Does not include 310,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

 (6) Includes 35,000 shares of common stock issuable upon the exercise of stock options. Does not include 380,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

 (7) Includes 131,600 shares of common stock issuable upon the exercise of stock options. Does not include 475,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

 (8) Includes 107,000 shares of common stock issuable upon the exercise of stock options. Does not include 387,500 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

 (9) Includes 77,698 shares of common stock issuable upon the exercise of stock options. Does not include 433,097 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

(10) Includes 35,000 shares of common stock issuable upon the exercise of stock options. Does not include 388,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

(11) Includes 20,000 shares of common stock issuable upon the exercise of stock options and 180,000 shares held by the Strohm/Reavis Living Trust for which Mr. Strohm is trustee. Does
                                              (footnotes continued on next page)

(footnotes continued from previous page) not include 20,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31 1999.

(12) Does not include 20,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

(13) Includes 20,000 shares of common stock issuable upon the exercise of stock options. Does not include 20,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

(14) Includes 45,000 shares of common stock issuable upon the exercise of stock options. Does not include 50,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

(15) Includes 25,000 shares of common stock issuable upon the exercise of stock options. Does not include 95,000 shares of common stock issuable upon the exercise of stock options that do not vest within 60 days of December 31, 1999.

(16) Includes 538,892 shares of common stock issuable upon the exercise of stock options.

(17) Includes 96,970 shares of common stock issuable upon conversion of convertible bonds. Janus Capital is a registered investment adviser which furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act of 1940 and individual and institutional clients (collectively referred to herein as 'Managed Portfolios'). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of the shares of DoubleClick common stock held by the Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The address of Janus Capital is 100 Fillmore Street, Denver, Colorado 80206.

(18) Fidelity Management & Research Company ('Fidelity'), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp., 82 Devonshire Street, Boston, Massachusetts 02109, and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 6,686,300 shares of the common stock outstanding of DoubleClick, Inc. ('the Company') as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 6,686,300 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a) (6) of the Securities Exchange Act of 1934, is the beneficial owner of 101,960 shares of the common stock outstanding of the Company as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 101,960 shares and sole power to vote or to direct the voting of 51,560 shares, and no power to vote or to direct the voting of 50,400 shares of common stock owned by the institutional account(s) as reported above. Strategic Advisers, Inc., 82 Devonshire Street, Boston, MA 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, provides investment advisory services to individuals. It does not have sole power to vote or direct the voting of shares of certain securities held for clients and has sole dispositive power over such securities. As such, FMR Corp.'s beneficial
                                              (footnotes continued on next page)

(footnotes continued from previous page) ownership may include shares beneficially owned through Strategic Advisers, Inc. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Fidelity International Limited, Pembroke Hall, 42 Crowlane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. Fidelity International Limited is the beneficial owner of 57,740 shares of the common stock outstanding of the Company.

(19) Includes 6,000 shares of common stock held by Jonathan Shapiro and 65,000 shares of common stock issuable upon the exercise of stock options by Mr. Shapiro. Does not include 250,000 shares of common stock issuable upon the exercise of stock options by Mr. Shapiro that do not vest within 60 days of December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DoubleClick Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 17th day of February, 2000.

                                          DOUBLECLICK INC.
                                          By: /S/ KEVIN J. O'CONNOR
                                              ..................................
                                             KEVIN J. O'CONNOR
                                             CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2000:

                SIGNATURE                                           TITLE(S)
                ---------                                           --------
          /S/ KEVIN J. O'CONNOR             Chief Executive Officer and Chairman of the Board of
 .........................................  Directors (Principal Executive Officer)
            KEVIN J. O'CONNOR

          /S/ STEPHEN R. COLLINS            Chief Financial Officer (Principal Financial Officer and
 .........................................  Principal Accounting Officer)
            STEPHEN R. COLLINS

          /S/ DWIGHT A. MERRIMAN            Chief Technology Officer and Director
 .........................................
            DWIGHT A. MERRIMAN

           /S/ DAVID N. STROHM              Director
 .........................................
             DAVID N. STROHM

           /S/ MARK E. NUNNELLY             Director
 .........................................
             MARK E. NUNNELLY

           /S/ W. GRANT GREGORY             Director
 .........................................
             W. GRANT GREGORY

                                            Director
 .........................................
              DONALD PEPPERS

           /S/ THOMAS S. MURPHY             Director
 .........................................
             THOMAS S. MURPHY

           /S/ M. ANTHONY WHITE             Director
 .........................................
             M. ANTHONY WHITE

                                 EXHIBIT INDEX

       NUMBER                                 DESCRIPTION
       ------                                 -----------
 2.1                  -- Agreement and Plan of Merger and Reorganization dated as of June 13, 1999, by and among Registant, Atlanta Merger
                        Corp. and Abacus Direct Corporation (Incorporated by
                        reference to Exhibit 2.1 of Registrant's Current Report on
                        Form 8-K dated June 17, 1999).
 2.2                  -- Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation
                        and NetGravity, Inc. (Incorporated by reference to
                        Exhibit 2.1 of Registrant's Current Report on Form 8-K
                        dated July 22, 1999.
 2.3                  -- Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers
                        listed on Appendix 1 thereto (Incorporated by reference to
                        Exhibit 2.1 of Registrant's Current Report on Form 8-K
                        dated January 12, 2000).
 3.1                  -- Amended and Restated Certificate of Incorporation
                        (Incorporated by reference to Exhibit 3.1 of the
                        Registrant's Registration Statement on Form S-1
                        (Registration number 333-67459)).
 3.1(a)               -- Certificate of Correction of Amended and Restated
                        Certificate of Incorporation.
 3.2                  -- Amended and Restated Bylaws (Incorporated by reference to
                        Exhibit 3.5 of the Registrant's Registration Statement on
                        Form S-1 ('Registration Statement No. 333-42323')).
 4.1                  -- Specimen common stock certificate. (Incorporated by
                        reference to Registration Statement No. 333-42323).
 4.2                  -- Indenture, dated as of March 22, 1999, between Registrant and the Bank of New York, as trustee, including the form
                        of 4.75% Convertible Subordinated Notes due 2006 attached
                        as Exhibit A thereto (Incorporated by reference to
                        Exhibit 6.1 of DoubleClick's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 1999).
 4.3                  -- Registration Agreement, dated as of March 22, 1999, by
                        and among Registrant and the Initial Purchasers
                        (Incorporated by reference to Exhibit 6.2 of Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1999).
10.1                  -- 1996 Stock Option Plan (Incorporated by reference to
                        Exhibit 10.1 of Registration Statement No. 333-42323).
10.2                  -- 1997 Stock Incentive Plan (Incorporated by reference to
                        Exhibit 10.2 of Registration Statement No. 333-42323).
10.3                  -- DoubleClick Employee Stock Purchase Plan (Incorporated by
                        reference to Exhibit 10.1 of DoubleClick's Registration
                        Statement on Form S-4 (Registration number 333-89435)).
10.4                  -- Stockholders Agreement, dated as of June 4, 1997
                        (Incorporated by reference to Exhibit 10.4 of Registration
                        Statement No. 333-42323).
10.5                  -- Sublease dated August 1996, between Martin, Marshall,
                        Jaccoma & Mitchell Advertising, Inc. and the Registrant
                        (Incorporated by reference to Exhibit 10.5 of Registration
                        Statement No. 333-42323).
10.6                  -- Lease dated July 1997, between Investment Properties
                        Associates and the Registrant (Incorporated by reference
                        to Exhibit 10.6 of Registration Statement No. 333-42323).
10.7                  -- Agreement of Lease, dated as of January 26, 1999, between
                        John Hancock Mutual Life Insurance Company, as Owner and
                        Landlord, and DoubleClick, as Tenant (Incorporated by
                        reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.8                  -- Lease, dated August 5, 1998, by and between Norfolk
                        Atrium, as Landlord, and NetGravity, Inc., for
                        NetGravity's headquarters in San Mateo, CA.
10.9                  -- Lease, dated May 22, 1998, between Western States
                        Ventures, LLC and Abacus Direct Corporation, for office
                        space in Broomfield, CO.
10.10'D'              -- Procurement and Trafficking Agreement, dated December
                        1996, by and between Registrant and Digital Equipment
                        Corporation (Incorporated by reference to Exhibit 10.7 of
                        Registration Statement No. 333-42323).
10.11'D'              -- Amendment No. 1 to Procurement and Trafficking Agreement,
                        dated January 1998, by and between Registrant and Digital
                        Equipment Corporation (Incorporated by reference to
                        Exhibit 10.8 of Registration Statement No. 333-42323).
10.12'DD'             -- Advertising Services Agreement, effective as of
                        January 1, 1999, by and between Registrant and Compaq
                        Computer Corporation (Incorporated by reference to
                        Exhibit 99.1 of Registrant's Current Report on Form 8-K
                        dated January 20, 1999).

       NUMBER                                 DESCRIPTION
       ------                                 -----------
10.13'DD'             -- Interim Amended and Restated Advertising Services
                        Agreement, effective as of November 1, 1999, by and
                        between Registrant, AltaVista Company (as successor to
                        Compaq Computer Corporation) and AV Internet Solutions
                        Ltd. (Incorporated by reference to Exhibit 99.1 of
                        Registrant's Current Report on Form 8-K dated November 1,
                        1999).
10.14                 -- Form of Employment Agreement between Registrant and
                        Christopher M. Dice.
11.1                  -- Statement re: Computation of Per Share Earnings.
12.1                  -- Statement re: Computation of Rations.
21.1                  -- Subsidiaries of the Registrant.
23.1                  -- Consent of PricewaterhouseCoopers LLP.
23.2                  -- Consent of KPMG LLP.
27.1                  -- Financial Data Schedule. (Incorporated by reference to
                        Exhibit 27.1 of Registrant's Registration Statement on
                        Form S-3 (Registration number 333-96133)).
99.1                  -- NetGravity, Inc. 1998 Employee Stock Purchase Plan
                        (Incorporated by reference to Exhibit 99.1 of Registrant's
                        Registration Statement on Form S-8 (Registration number
                        333-95105).

---------

 'D' Confidential treatment granted for certain portions of this Exhibit pursuant to the rules and regulations of the Securities Act of 1933, as amended.

'DD' Confidential treatment granted for certain portions of this Exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended.


                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'
 The dagger symbol shall be expressed as................................  'D'
 The double dagger symbol shall be expressed as........................  'DD'