Form 10-Q
period 2000-03-31
DOUBLECLICK INC
filed 2000-05-12
CIK 1049480

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

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

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT
  WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
                      REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES /X/ NO / /

    AS OF APRIL 30, 2000, THERE WERE 122,495,632 SHARES OF THE REGISTRANT'S
                          COMMON STOCK OUTSTANDING.

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

                                                                     PAGE
                                                                     ----
PART I:  FINANCIAL INFORMATION

         Consolidated Financial Statements

         Consolidated Balance Sheet as of March 31, 2000 and
         December 31, 1999..........................................   1

         Consolidated Statement of Operations for the three
         months ended March 31, 2000 and 1999.......................   2

         Consolidated Statement of Cash Flows for the three
         months ended March 31, 2000 and 1999........................  3

         Notes to Consolidated Financial Statements..................  4

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................  7

         Quantitative and Qualitative Disclosures about
         Market Risk................................................. 11


PART II: OTHER INFORMATION

         Item 1: Legal Proceedings................................... 24

         Item 2: Changes in Securities and Use of Proceeds........... 24

         Item 3: Defaults Upon Senior Securities..................... 25

         Item 4: Submission of Matters to a Vote of
                 Security Holders.................................... 25

         Item 5: Other Information................................... 25

         Item 6: Exhibits and Report on Form 8-K..................... 25


                                    DOUBLECLICK INC.
                              CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      MARCH 31,     DECEMBER 31,
                                                      ---------     ------------

                                                        2000            1999
                                                        ----            ----
                                                     (UNAUDITED)
                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents........................... $  322,033       $119,238
Investments in marketable securities................    260,721        179,776
Accounts receivable, less allowances of $19,929
    and $15,004 as of March 31, 2000 and
    December 31, 1999, respectively.................    109,358         89,177
Prepaid expenses and other current assets...........     41,346         34,089
                                                     ----------      ---------

        Total current assets........................    733,458        422,280

Investments in marketable securities................    355,131        145,789
Property and equipment, net.........................     92,840         61,980
Intangible assets, net..............................     92,453         94,475
Investment in affiliates............................     77,992             --
Other assets........................................      4,536          4,883
                                                     ----------      ---------

        Total assets................................ $1,356,410       $729,407
                                                     ==========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable.................................... $   37,647       $ 32,846
Accrued expenses and other current liabilities......     79,488         49,768
Deferred revenue....................................     27,802         29,783
                                                     ----------      ---------

        Total current liabilities...................    144,937        112,397

Long-term obligations and notes.....................      5,354          5,348
Convertible subordinated notes......................    250,000        250,000

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 400,000,000
    shares authorized, 122,290,203 and 112,453,892
    shares outstanding at March 31, 2000 and
    December 31, 1999, respectively.................        122            112
Treasury stock, 206,813 shares at March 31, 2000....    (23,766)            --
Additional paid-in capital..........................  1,112,571        475,565
Deferred compensation...............................       (670)        (1,106)
Accumulated deficit.................................   (128,205)      (109,831)
Other accumulated comprehensive loss................     (3,933)        (3,078)
                                                     ----------      ---------


        Total stockholders' equity..................    956,119        361,662

        Total liabilities and
            stockholders' equity.................... $1,356,410       $729,407
                                                     ==========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2000        1999
                                                         ----        ----
Revenue........ .....................................  $110,056    $ 39,412
Cost of revenue. ....................................    52,477      15,361
                                                       --------    --------

    Gross profit.....................................    57,579      24,051
                                                       --------    --------

Operating expenses:

    Sales and marketing (exclusive of non-cash
        compensation of $3,235 in 2000)..............    45,928      18,334
    General and administrative (exclusive of
        non-cash compensation of $1,387 and $391 in
        2000 and 1999, respectively).................    20,839       6,347
    Product development (exclusive of non-cash
        compensation of $163 in 1999)................     9,699       5,789
    Amortization of intangible assets................     8,405         303
    Non-cash compensation............................     4,622         554
    Direct transaction, integration and facility
        relocation charges...........................        --       1,644
                                                       --------    --------
    Total operating expenses.........................    89,493      32,971
                                                       --------    --------

Loss from operations.................................   (31,914)     (8,920)

Other income (expense):
    Equity in losses of affiliates...................    (1,428)       (138)
    Gain on issuance of stock by affiliate...........     8,949          --
    Interest and other, net..........................     6,950       2,128
                                                       --------    --------
    Total other income (expense).....................    14,471       1,990

Loss before provision for income taxes...............   (17,443)     (6,930)
Provision for income taxes...........................       931       1,475
                                                       --------    --------

Net loss.............................................   (18,374)     (8,405)
                                                       ========    ========

Basic and diluted net loss per share.................  $  (0.16)   $  (0.08)
                                                       ========    ========

Weighted average shares used in basic and diluted
    net loss per share calculation...................   116,839     106,877
                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          2000        1999
                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.............................................  $(18,374)   $ (8,405)
Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and leasehold amortization......     5,539       2,027
        Equity in losses of affiliates...............     1,428         138
        Gain on issuance of stock by affiliate.......    (8,949)         --
        Integration and facility relocation..........        --       1,363
        Non-cash compensation........................     4,622         554
        Amortization of intangible assets............     8,405         303
        Provision for bad debts and advertiser
            discounts................................    12,003         368
    Changes in operating assets and liabilities:
        Accounts receivable..........................   (32,739)      7,265
        Prepaid expenses and other current assets....    (7,257)     (2,267)
        Accounts payable.............................     6,485     (11,027)
        Accrued expenses.............................    25,734      (2,452)
        Income taxes receivable......................        --       1,386
        Deferred revenue.............................    (1,981)      3,113
                                                       --------    --------
        Net cash used in operating activities........    (5,084)     (7,634)
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investments in marketable
        securities, net..............................  (290,827)    (26,181)
    Purchases of property and equipment..............   (36,047)     (4,350)
    Investments in affiliates and other..............   (10,380)         28
    Acquisition of intangible assets.................    (5,567)         --
                                                       --------    --------
        Net cash used in investing activities........  (342,821)    (30,503)
                                                       --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuances of common stock, net of
        issuance costs...............................   504,254        (570)
    Proceeds from exercise of stock options and
        issuance of warrants.........................    46,851       1,384
    Proceeds from issuance of Convertible
        Subordinated Notes, net of deferred offering
        costs of $5,253..............................        --     244,747
    Payments of notes and capital lease obligations..       (90)       (200)
                                                       --------    --------
        Net cash provided by financing activities....   551,015     245,361

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS..........................................      (315)       (307)
                                                       --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS............   202,795     206,917

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....   119,238     161,670
                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........  $322,033    $368,587
                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     DoubleClick Inc., together with its subsidiaries ("DoubleClick"), is a leading provider of comprehensive global interactive marketing and advertising solutions. DoubleClick offers a broad range of integrated media, technology and data solutions to advertisers, ad agencies, Web publishers and merchants.

     DoubleClick is organized in three segments: Media, Technology (or "TechSolutions") and Data (or "Data Services") based on types of service provided. DoubleClick Media consists of the worldwide DoubleClick networks, which provide fully outsourced and highly effective advertising sales, delivery and related services to a worldwide group of advertisers and publishers. DoubleClick TechSolutions consists of the DART-based service bureau offering and the AdServer family of software products. DoubleClick Data Services includes Abacus Direct, consisting of a proprietary database of consumer purchasing behavior used for direct mail marketing purposes, and Abacus Online, including targeted e-mail prospecting solutions for Internet advertising.

Basis of Presentation

     The consolidated financial statements include the accounts of DoubleClick and its majority and wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in less than majority-owned entities over which DoubleClick has significant influence are accounted for using the equity method. Investments where DoubleClick does not have the ability to exercise significant influence are accounted for using the cost method.

     In 1999, DoubleClick consummated mergers with NetGravity, Inc. ("NetGravity"), Abacus Direct Corporation ("Abacus"), and Business Link Incorporated (d/b/a Opt-In Email.com "Opt-In"), which have been accounted for using the pooling of interests method, and accordingly, the consolidated financial statements for the prior periods presented and the accompanying notes have been restated.

     The accompanying interim financial statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of DoubleClick for the year ended December 31, 1999. Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding.

     At March 31, 2000 and 1999, outstanding options of 22.7 million and 15.0 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share excludes the effect of 6,060,604 shares issuable upon the conversion of $250 million 4.75% Convertible Subordinated Notes due 2006, since their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

Issuance of Stock by Affiliates

     Changes in DoubleClick's interest in its affiliates from the affiliates' issuance of stock are recorded as a gain or loss in the consolidated statement of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 51.

NOTE 2 - INVESTMENT IN VALUECLICK, INC.

     Effective February 28, 2000, DoubleClick acquired an interest in ValueClick, Inc. ("ValueClick") of approximately 33% and a warrant to purchase additional ValueClick common stock for 732,860 shares of DoubleClick common stock and $10 million in cash. The shares of DoubleClick common stock were valued at approximately $84.2 million based on a price of $114.89 per share. The share price represents the average price on the announcement date of January 13, 2000 and one trading day before and after. ValueClick is a provider of cost-per click Internet advertising solutions.

     DoubleClick's equity investment in ValueClick was recorded based on the fair value of the consideration paid, less approximately $27.7 million that was recorded as treasury stock, representing DoubleClick's approximate 33% interest in DoubleClick common stock held by ValueClick. DoubleClick's investment in ValueClick includes approximately $18.7 million representing the fair value of the warrant on February 28, 2000. The warrant permits DoubleClick to purchase additional common stock up to a 45% interest in ValueClick on a fully diluted basis and is exercisable through May 31, 2001.

     The investment is being accounted for under the equity method. DoubleClick's proportionate share of ValueClick's net income or loss and amortization of DoubleClick's net excess investment over its equity in ValueClick's net assets and the value of the warrant is included in equity in losses of affiliates in the accompanying consolidated statement of operations. Amortization of the excess of DoubleClick's cost over its proportionate share of ValueClick's net assets is recorded on a straight-line basis over three years.

     On March 30, 2000, ValueClick completed its initial public offering of common stock, issuing 4,000,000 shares at a price of $19 per share, which raised net proceeds of approximately $69.5 million. As a result, DoubleClick's ownership interest in ValueClick was reduced to approximately 28% and its proportionate share of ValueClick's net assets increased. DoubleClick recorded an increase in its investment in ValueClick of approximately $12.9 million, reduced the carrying amount of treasury stock to approximately $23.8 million and recognized a gain of approximately $8.9 million.

NOTE 3 - NON-CASH COMPENSATION

     Non-cash compensation primarily consists of expected additional consideration payable to certain former shareholders of DoubleClick Scandinavia AB in connection with DoubleClick's acquisition. Additional shares of DoubleClick common stock are contingently issuable based on continued employment of the former shareholders and the attainment of specific revenue objectives for the years ending December 31, 2000 and 2001. DoubleClick will continually assess the probability and amount of the shares payable related to the achievement of the revenue objectives and will record non-cash compensation expense over the two-year term of employment. The maximum total value of the contingently issuable shares is approximately $60.0 million.

NOTE 4 - STOCKHOLDERS' EQUITY

     Pursuant to an underwriting agreement dated February 17, 2000, DoubleClick completed a public offering of 7,500,000 shares of its common stock of which DoubleClick sold 5,733,411 shares and certain stockholders sold 1,766,589 shares. DoubleClick's net proceeds were approximately $503.8 million, after deducting underwriting discounts, commissions and offering expenses.

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

NOTE 5 - SEGMENT REPORTING

     Effective December 31, 1998, DoubleClick adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. DoubleClick is organized in three segments: Media (DoubleClick Media), Technology (DoubleClick TechSolutions) and Data (DoubleClick Data Services) based on types of service provided. DoubleClick Media is represented by the worldwide DoubleClick networks, which provide fully outsourced and highly effective advertising sales, delivery and related services to a worldwide group of advertisers and publishers. DoubleClick TechSolutions consists of the DART-based service bureau offering and the AdServer family of software products. DoubleClick Data Services includes Abacus Direct, consisting of a proprietary database of consumer purchasing behavior used for direct mail marketing purposes, and Abacus Online, including targeted e-mail prospecting and anonymous targeting solutions for internet advertising.

     Revenue from external customers, intersegment revenue and gross profit by segment are as follows:


Three Months ended March 31, 2000
                                        Media    Technology    Data     Total
                                        -----    ----------    ----     -----
Revenue .............................  $60,190    $39,778    $14,727  $114,695
Intersegment elimination.............       --     (4,639)        --    (4,639)
                                       -------    -------    -------  --------
Revenue from external customers......  $60,190    $35,139    $14,727  $110,056
                                       =======    =======    =======  ========
Gross profit.........................  $20,571    $27,492    $ 9,516  $ 57,579
                                       =======    =======    =======  ========

Three Months ended March 31, 1999
                                        Media    Technology    Data     Total
                                        -----    ----------    ----     -----

Revenue..............................  $16,373    $11,693    $12,753  $ 40,819
Intersegment elimination.............       --     (1,407)        --    (1,407)
                                       -------    -------    -------  --------
Revenue from external customers......  $16,373    $10,286    $12,753  $ 39,412
                                       =======    =======    =======  ========
Gross profit.........................  $ 6,801    $ 7,554    $ 9,696  $ 24,051
                                       =======    =======    =======  ========

NOTE 6 - COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $19.2 million and $8.7 million for the three months ended March 31, 2000 and 1999, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Several civil litigations related to DoubleClick's online data collection practices are pending against DoubleClick. These proceedings seek remedies, including damages, of an indeterminable nature and amount, and allege variously that DoubleClick has unlawfully obtained and used consumers' personal information. DoubleClick vigorously contests these allegations.

     There have been a number of political, legislative, regulatory, and other developments relating to online data collection that have received widespread media attention. These developments may negatively affect the outcomes of related legal proceedings and encourage the commencement of additional similar proceedings. Since February 2000, the Federal Trade Commission has been pursuing an inquiry into DoubleClick's ad serving and data collection practices. DoubleClick is complying with the Federal Trade Commission's requests for information. In addition, DoubleClick's ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. DoubleClick is cooperating fully with all such inquiries by the various states. DoubleClick may receive additional regulatory inquiries and intends to cooperate fully.

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

     DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that the financial condition and results of operations could be materially adversely affected by the ultimate outcome of the pending litigation. As of March 31, 2000, no provision has been made for any damages which may result upon the resolution of these uncertainties.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DOUBLECLICK CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF DOUBLECLICK WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT AND IN DOUBLECLICK'S OTHER PUBLIC FILINGS MADE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     We are a leading provider of technology-driven marketing and advertising solutions to thousands of advertisers, advertising agencies, Web publishers and e-commerce merchants worldwide. We provide a broad range of media, technology and data products and services to our customers to allow them to optimize their ad and marketing campaigns on the Internet and through other interactive media. Our patented DART technology is the platform for many of our solutions and enables our customers to use preselected criteria to deliver the right ad to the right person at the right time. Our service and product offerings are grouped into three segments:

     - DoubleClick Media (Media);

     - DoubleClick TechSolutions (Technology); and

     - DoubleClick Data Services (Data).

BUSINESS COMBINATIONS

     We consummated mergers with NetGravity, Abacus and Opt-In Email.com during 1999, which have been accounted for under the pooling of interests method and accordingly, the financial results for the three months ended March 31, 1999 have been restated. We acquired the remaining interests not previously owned by us in DoubleClick Scandinavia AB in December 1999 and DoubleClick Iberoamerica S.L. in November 1999. These transactions were accounted for under the purchase method.

REVENUE AND COST OF REVENUE

Three Months ended March 31, 2000
                                       Media    Technology    Data     Total
                                       -----    ----------    ----     -----
Revenue ............................. $60,190    $39,778    $14,727  $114,695
Intersegment elimination.............      --     (4,639)        --    (4,639)
                                      -------    -------    -------  --------
Revenue from external customers...... $60,190    $35,139    $14,727  $110,056
                                      =======    =======    =======  ========
Gross profit......................... $20,571    $27,492    $ 9,516  $ 57,579
                                      =======    =======    =======  ========


Three Months ended March 31, 1999
                                       Media    Technology    Data     Total
                                       -----    ----------    ----     -----

Revenue.............................. $16,373    $11,693    $12,753  $ 40,819
Intersegment elimination.............      --     (1,407)        --    (1,407)
                                      -------    -------    -------  --------
Revenue from external customers...... $16,373    $10,286    $12,753  $ 39,412
                                      =======    =======    =======  ========
Gross profit......................... $ 6,801    $ 7,554    $ 9,696  $ 24,051
                                      =======    =======    =======  ========

                                       7

DoubleClick Media

     DoubleClick Media revenue is derived primarily from the sale and delivery of advertising impressions through third-party Web sites comprising the worldwide DoubleClick Media networks. Cost of revenue consists primarily of service fees paid to Web publishers for impressions delivered on our worldwide networks, the costs of ad delivery, and technology support provided by DoubleClick TechSolutions.

     Revenue for DoubleClick Media increased 267.6% to $60.2 million for the three months ended March 31, 2000 from $16.4 million for the three months ended March 31, 1999. DoubleClick Media gross margin was 34.2% for the three months ended March 31, 2000 and 41.5% for the three months ended March 31, 1999. The increase in DoubleClick Media revenue was due primarily to an increase in the number of advertisers and ad impressions delivered on the worldwide DoubleClick Media networks coupled with higher average prices of advertising impressions. Gross margin is down due to a less favorable site mix resulting in higher average site service fees and the decline in the proportion of revenue from AltaVista Company ("AltaVista").

     DoubleClick Media revenue derived from advertising impressions delivered to the users of the AltaVista Web site was $7.5 million, or 12.5% of DoubleClick Media revenue for the three months ended March 31, 2000 compared to $3.5 million, or 21.3% of DoubleClick Media revenue for the three months ended March 31, 1999. Because we have specific contractual terms unique to AltaVista, we recognize revenue from DART service fees, sales commissions and billing and collection fees derived from the sale and delivery of ads on the AltaVista Web site and associated services. "Systems revenue" reflects the gross value of Media services invoiced on behalf of AltaVista. AltaVista systems revenue was $27.5 million or 34.3% of Media systems revenue of $80.2 million for the three months ended March 31, 2000 compared to $12.5 million or 49.2% of $25.4 million for the three months ended March 31, 1999.

DoubleClick TechSolutions

     DoubleClick TechSolutions revenue is derived primarily from sales of our DART and AdServer product offerings. DoubleClick TechSolutions cost of revenue includes costs associated with the delivery of advertisements, including Internet access costs, depreciation of the ad delivery system, facilities, and personnel related costs incurred to operate our ad delivery system.

     DoubleClick TechSolutions revenue increased 240.2% to $39.8 million for the three months ended March 31, 2000 from $11.7 million for the three months ended March 31, 1999. DoubleClick TechSolutions gross margin was 69.1% for the three months ended March 31, 2000 and 64.6% for the three months ended March 31, 1999. The increase in DoubleClick TechSolutions revenue was due primarily to an increase in the number of DART and AdServer clients, as well as the volume of impressions delivered for existing clients, offset in part by lower average pricing for the delivery of advertising impressions. The increase in gross margin is due to increased efficiencies from the growth of our DART-based service bureau offering and our consulting and support of the AdServer product, in addition to a higher margin product mix during the three months ended March 31, 2000.

DoubleClick Data Services

     DoubleClick Data Services revenue is derived primarily from providing services such as prospecting lists, housefile scoring, list optimization, and marketing research services primarily to catalog-based retailers. DoubleClick Data Services cost of revenue includes expenses associated with creating, maintaining and updating the Abacus Alliance database as well as the technical infrastructure to produce our products and services.

     DoubleClick Data Services revenue increased 15.5% to $14.7 million for the three months ended March 31, 2000 from $12.8 million for the three months ended March 31, 1999. Gross margin declined from 76.0% in 1999 to 64.6% in 2000. The increase in revenue was due primarily to an increase in sales to existing and new clients and, to a lesser extent, revenue from direct marketing clients outside the catalog industry. The decline in gross margin was due primarily to increases in personnel related costs resulting from higher employment levels, and facilities, depreciation and processing costs associated with supporting new product initiatives and higher revenue.

OPERATING EXPENSES

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, commissions, advertising, trade show expenses, seminars and costs of marketing materials. Sales and marketing expenses were $45.9 million, or 41.7% of revenue for the three months ended March 31, 2000 and $18.3 million, or 46.5% of revenue for the three months ended March 31, 1999. Approximately $6.0 million of the increase was attributable to the increase in sales personnel and costs associated with growth and the expansion of our international operations. In addition to increases in other costs associated with our personnel growth, significant increases are attributable to commissions associated with the increase in revenue of approximately $3.5 million, costs related to the continued development and implementation of our marketing and branding campaigns of approximately $2.0 million, and an increase in the provision for doubtful accounts by approximately $2.8 million. The increase in sales and marketing expenses as a percentage of revenue resulted from our continuing effort to build our sales and marketing infrastructure. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel, expand into new markets and continue to promote the DoubleClick brand, but decrease as a percentage of revenue.

General and Administrative

     General and administrative expenses consist primarily of compensation and professional services fees. General and administrative expenses were $20.8 million, or 18.9% of revenue for the three months ended March 31, 2000 and $6.3 million, or 16.1% of revenue for the three months ended March 31, 1999. The increase was primarily the result of increased personnel and related expenses of approximately $4.3 million, in addition to increases in other costs associated with our personnel growth, and increased professional services fees of $3.2 million. Increased professional services fees related largely to consulting fees and legal services incurred as we continue to integrate and convert our systems and address privacy concerns. We expect general and administrative expenses to continue to increase in absolute dollars, but decrease as a percentage of revenue as we hire additional personnel and incur additional costs related to the growth of our business and operations.

Product Development

     Product development expenses consist primarily of compensation and consulting expenses and enhancements to our DART and AdServer product offerings. To date, all product development costs have been expensed as incurred. Product development expenses were $9.7 million, or 8.8% of revenue for the three months ended March 31, 2000 and $5.8 million, or 14.7% of revenue for the three months ended March 31, 1999. The increase in absolute dollars was due primarily to increases in product development personnel and related expenses of approximately $1.8 million, in addition to increases in other costs associated with our personnel growth, and consulting expenses of approximately $500,000. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in absolute dollars.

Direct Transaction, Integration and Facility Relocation Charges

     For the three months ended March 31, 1999, we incurred approximately $1.6 million in costs associated with the relocation of our corporate headquarters. As a result of our relocation, completed in December 1999, we incurred a non-recurring charge for the impairment of fixed assets of approximately $1.4 million on assets with a carrying value of $2.1 million (primarily leasehold improvements). These assets were abandoned and not relocated to our new headquarters building. Our management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. Depreciation and amortization of approximately $200,000 associated with assets disposed of is presented outside of direct transaction, integration and facility relocation and other in the consolidated statements of operations. In addition, duplicative equipment and rental costs of approximately $200,000 were incurred.

Amortization of Intangible Assets

     Amortization of intangible assets relates primarily to the goodwill associated with our acquisitions of DoubleClick Scandinavia AB in December 1999 and DoubleClick Iberoamerica S.L. in November 1999. Goodwill amortization will continue to impact our results from operations.

Non-cash Compensation

     The increase in non-cash compensation in the current period primarily relates to the expected additional consideration payable to certain former shareholders of DoubleClick Scandinavia AB. Additional shares of DoubleClick common stock are contingently issuable based on continued employment of the former shareholders and the attainment of specific revenue objectives. We have assessed, and will continue to assess, the probability and amount of the shares payable and expect to incur significant non-cash compensation charges during 2000 and 2001.

Loss from Operations

     Loss from operations was $31.9 million for the three months ended March 31, 2000 and $8.9 million for the three months ended March 31, 1999. The increase in the loss from operations was due largely to the amortization of intangible assets and non-cash compensation as well as the building of our personnel infrastructure as discussed above. We plan to continue to grow and expand our business and therefore anticipate future losses from operations.

Interest and Other, Net

     Interest and other, net was $7.0 million for the three months ended March 31, 2000 and $2.1 million for the three months ended March 31, 1999. Interest and other, net included $10.7 million of interest income for the three months ended March 31, 2000 partially offset by $3.0 million of interest expense, and $2.6 million of interest income for the three months ended March 31, 1999 partially offset by $400,000 of interest expense. The increase in interest income was attributable to interest earned on cash and cash equivalents and investments in marketable securities primarily from the net proceeds from our common stock offering in February 2000. In addition, our average yield increased due to holdings in investments with longer-term maturities. The increase in interest expense is largely attributable to interest due on our Convertible Subordinated Notes. Interest and other, net in future periods may fluctuate as a result of the average cash and future debt balances we maintain and changes in the market rates of our investments.

Income Taxes

     The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the three months ended March 31, 1999 relates to the standalone results of Abacus prior to our merger on November 23, 1999. The provision for the three months ended March 31, 2000 principally relates to a change in estimated tax refunds receivable.

Liquidity and Capital Resources

     Since inception we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

     Net cash used in operating activities was $5.1 million for the three months ended March 31, 2000 and $7.6 million for three months ended March 31, 1999. Cash used in operating activities resulted primarily from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable and accrued expenses. Net cash used in investing activities was $342.8 million for the three months ended March 31, 2000, and $30.5 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, we continued to acquire equipment and invest in affiliates to support growth and expansion, and we invested the proceeds from our common stock issuance in marketable securities. Net cash provided by financing activities was $551.0 million for the three months ended March 31, 2000 and $245.4 million for the three months ended March 31, 1999. Cash provided by financing activities consisted primarily of net proceeds from our public offering of common stock during the three months ended March 31, 2000 and our Convertible Subordinated Notes offering in 1999.

     As of March 31, 2000, we had $322.0 million of cash and cash equivalents and $615.9 million in investments in marketable securities. As of March 31, 2000, our principal commitments consisted of our Convertible Subordinated Notes and obligations under operating leases. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, and the continued build-out of our newly leased New York headquarters facility. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

     Pursuant to an underwriting agreement dated February 17, 2000, we completed a public offering of 7,500,000 shares of our common stock, of which we sold 5,733,411 shares and certain stockholders sold 1,766,589 shares. Our net proceeds were approximately $503.8 million after deducting underwriting discounts, commissions and offering expenses.

     We believe that the net proceeds of our prior offerings of common stock and Convertible Subordinated Notes, together with our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2000, we held cash and cash equivalents and investments in marketable securities with an average days to maturity of 265 days.

     The following table presents the amounts of our financial instruments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2000.

                                                                March 31,
                                          ------------------------------------------------------
                                          2001        2002        2003      2006      Fair Value
                                          ----        ----        ----      ----      ----------
                                                         (Dollars in thousands)
Cash and cash equivalents.............  $322,033       --          --        --        $322,033
Average interest rate.................       5.6%      --          --        --           --

Fixed rate investments in marketable
     securities.......................  $260,721   $345,490      $9,641      --        $615,852
Average interest rate.................       6.0%       6.8%        7.1%     --           --

Convertible Subordinated Notes                                             $250,000    $581,250
Average interest rate.................     --          --          --          4.75%      --


     We did not hold derivative financial instruments as of March 31, 2000, and have never held these instruments in the past.

Foreign Currency Risk

     We transact business in various foreign countries. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the U.K. and other countries whose currency is the Euro. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2000 was not material. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2000 we had $9.2 million in cash and cash equivalents denominated in foreign functional currencies.

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

                 Risks Relating to Our Company and Our Business

Our limited operating history makes evaluating our business difficult

     We were incorporated in January 1996 and have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet advertising market. Our risks include:

     - ability to sustain historical revenue growth rates;

     - relying on our DoubleClick networks;

     - managing our expanding operations;

     - competition;

     - attracting,  retaining and motivating qualified personnel;

     - maintaining our current, and developing new, strategic relationships with Web publishers;

     - dependence on a continuing  relationship with AltaVista;

     - ability to anticipate and adapt to the changing  Internet  market;  and

     - attracting and retaining a large number of advertisers from a variety of industries.

    We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks.

We have a history of losses and anticipate continued losses

     We incurred net losses of $4.0 million for the year ended December 31, 1996, $7.7 million for the year ended December 31, 1997, $18.0 million for the year ended December 31, 1998, and $55.8 million for the year ended December 31, 1999. For the three months ended March 31, 2000, we incurred a net loss of $18.4 million and, as of March 31, 2000, our accumulated deficit was $128.2 million. We have not achieved profitability and expect to continue to incur operating losses in the future. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot assure you that we will achieve sufficient revenue for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

We derive a substantial portion of our revenue from Web sites of a limited number of Web publishers and the loss of these Web publishers as customers could harm our business

     We derive a substantial portion of our DoubleClick Media revenue from ad impressions we deliver on the Web sites of a limited number of Web publishers. For the three months ended March 31, 2000, approximately 20% of our revenue resulted from ads delivered on the Web sites of the top five Web publishers on our DoubleClick networks. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers that account for a significant portion of the revenue from our DoubleClick networks or any significant reduction in traffic on these Web publisher's Web sites.

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

We rely on our relationship with AltaVista and any change in this relationship could harm our business

     Approximately 8.7% of revenue for the three months ended March 31, 2000 and 11.6% of revenue for the three months ended March 31, 1999 resulted from advertisements delivered on or through the AltaVista Web site. On June 29, 1999, CMGI, Inc. acquired a controlling interest in AltaVista from Compaq. Compaq and its wholly owned subsidiary, Digital Equipment Corporation, contributed the assets and liabilities comprising AltaVista's business, including the Advertising Services Agreement, which governed our relationship with AltaVista, to AltaVista Company, a new company of which CMGI owns approximately 83%, with the remainder owned by Compaq. CMGI also now owns several Internet advertising and marketing companies either directly or indirectly through its majority owned subsidiary Engage, Inc. These companies, including AdForce, AdKnowledge, Flycast Communications, Adsmart and Engage, Inc., compete with our Internet advertising solutions. In November 1999, we entered into an Interim Advertising Services Agreement with AltaVista, as successor to Compaq, which temporarily suspends until January 2001 the Advertising Services Agreement we entered into with Compaq in January 1999. The Interim Advertising Services Agreement allows for us to continue to sell advertisements throughout AltaVista's network and provides for AltaVista to maintain and service some advertising accounts previously serviced by us. The loss of AltaVista as a customer or any significant reduction in traffic on or through the AltaVista Web site would materially and adversely affect our business, results of operations and financial condition.

Our business may be materially adversely affected by recently filed lawsuites related to privacy and our business practices

     As explained in detail in the "Legal Proceedings" section of this report, we are a defendant in several pending class action lawsuits alleging, among other things, that we unlawfully obtain and use Internet users' personal information. We are also the subject of a Federal Trade Commission inquiry concerning our collection and maintenance of information concerning Internet users, and inquiries involving the attorneys general of several states relating to our collection, maintenance and sharing of information concerning, and our disclosure of those practices to, Internet users. We may receive additional regulatory inquiries and intend to cooperate fully. Class action litigation and regulatory inquiries of these types are often expensive and time-consuming and their outcome is uncertain. We cannot quantify the amount of monetary or human resources that we will be required to use to defend ourselves in these proceedings. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of these proceedings, and we may be required to make changes to our present and planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any of these proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations.

We derive a substantial portion of our revenue from advertisements we deliver to Web sites on our DoubleClick networks and a decrease in traffic levels could harm our business

     We derive a large portion of our revenue from advertisements we deliver to Web sites on our DoubleClick networks. We expect that our DoubleClick networks will continue to account for a substantial portion of our revenue for the foreseeable future. Our DoubleClick networks consist of Web sites of Web publishers with which we have short-term contracts. We cannot assure you that these Web publishers will remain associated with our DoubleClick networks, that any DoubleClick network Web site will maintain consistent or increasing levels of traffic over time, or that we will be able to timely or effectively replace any existing DoubleClick network Web site with other Web sites with comparable traffic patterns and user demographics. Our failure to successfully market our DoubleClick networks, the loss of one or more of the Web publishers that account for a significant portion of our revenue from our DoubleClick networks, or the failure of the Web sites on our DoubleClick networks to maintain consistent or increasing levels of traffic would materially and adversely affect our business, results of operations and financial condition.

Our advertising customers and the companies with which we have strategic business relationships may experience adverse business conditions that could adversely affect our business

     As a result of unfavorable conditions in the public equity markets, some of our customers may have difficulty raising sufficient capital to support their long-term operations. As a result, these customers may reduce their spending on Internet advertising, which could materially and adversely affect our business, financial condition and results of operations. In addition, from time to time, we have entered into strategic business relationships with other companies, the nature of which varies, but generally in the context of customer relationships. These companies may experience adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us. Such an event could have a material adverse impact on our business, financial condition and results of operations.

Our quarterly operating results are subject to significant fluctuations and you should not rely on them as an indication of future operating performance

     Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

     - advertiser, Web publisher and direct marketer demand for our solutions;

     - changes in fees paid by advertisers;

     - changes in service fees payable by us to Web publishers in our networks;

     - the introduction of new Internet advertising services by us or our competitors;

     - variations in the levels of capital or operating expenditures and other costs relating to the expansion of our operations; and

     - general economic conditions.

     For the foreseeable future, our revenue from DoubleClick TechSolutions and DoubleClick Media will also remain dependent on user traffic levels and advertising activity on our DoubleClick networks. This future revenue is difficult to forecast. In addition, we plan to significantly increase our operating expenses so that we can increase our sales and marketing operations, continue our international expansion, upgrade and enhance our DART technology and expand our product and service offerings, and market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, or if our expenses precede increased revenue, then our business, results of operations and financial condition could be materially and adversely affected. These results would likely affect the market price of our common stock in a manner which may be unrelated to our long term operating performance.

     As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on past periods as indicators of future performance.

Rapid growth in our business could strain our managerial, operational, financial and information system resources

     In recent years, we have experienced significant growth, both internally and through acquisitions, that has placed considerable demands on our managerial, operational and financial resources. To continue to successfully implement our business plan in our rapidly evolving markets requires an effective planning and management process. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. As of March 31, 1999, we had a total of 579 employees (without giving effect to our acquisitions) and, as of March 31, 2000, we had a total of 1,806 employees. In addition, we plan to continue to expand our sales and marketing and customer support organizations both domestically and internationally. The anticipated future growth in our operations will continue to place a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. We cannot assure you that if we continue to grow, management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities, integrating acquired businesses or otherwise managing growth. We also cannot assure you that our information systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Our future performance may also depend on our effective integration of acquired businesses. Even if successful, this integration may take a significant period of time and expense, and may place a significant strain on our resources. Our inability to effectively manage our growth could materially and adversely affect our business, financial condition and results of operations.

Our business may suffer if we are unable to successfully implement our business model

     A significant part of our business model is to generate revenue by providing interactive marketing solutions to advertisers, ad agencies and Web publishers. The profit potential for this business model is unproven. To be successful, both Internet advertising and our solutions will need to achieve broad market acceptance by advertisers, ad agencies and Web publishers. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to contract with Web publishers that have Web sites with adequate available ad space inventory. Further, these Web sites must generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

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

     We compete for Internet advertising revenue with large Web publishers and Web portals, such as America Online, Excite@Home, Microsoft, GO.com and Yahoo!. Further, our DoubleClick networks compete with a variety of Internet advertising networks, including 24/7 Media. In marketing our DoubleClick networks and DART Service to Web publishers, we also compete with providers of ad servers and related services. CMGI also now owns several Internet advertising and marketing companies either directly or indirectly through its majority owned subsidiary Engage, Inc. These companies, including AdForce, AdKnowledge, Flycast Communications, Adsmart and Engage, Inc., compete with our Internet advertising solutions. We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies that facilitate Internet advertising.

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

Our revenue is subject to seasonal fluctuations

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

If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages

     Our success and ability to effectively compete are substantially dependent on the protection of our internally developed technologies and our trademarks, which we protect through a combination of patent, copyright, trade secret, unfair competition and trademark law as well as contractual agreements. In September 1999, the U.S. Patent Office issued to us a patent that covers the DART technology. We have filed a patent infringement suit against each of L90, Inc. and Sabela Media, Inc. in order to enforce our patent. 24/7 Media has recently acquired Sabela Media. We have also filed patent applications for some of our other technology.

     We also have rights in the trademarks that we use to market our solutions. These trademarks include DOUBLECLICK, DART and ABACUS. We have applied to register our trademarks in the U.S. and internationally. We have received registrations for the marks DOUBLECLICK and ABACUS, among others. We cannot assure you that any of our current or future patent applications or trademark applications will be approved. Even if they are approved, these patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted unless we enter into arrangements with these parties which may be unavailable on commercially reasonable terms, if at all. In addition, we have licensed, and may license in the future, our trademarks, trade dress and similar proprietary rights to third parties. While we endeavor to ensure that the quality of our brands are maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights and reputation.

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

     In May 2000, 24/7 Media filed a patent infringement litigation suit against us, which alleges that we infringe, and are inducing and contributing to the infringement of a patent owned by 24/7 Media. 24/7 Media is seeking damages in an unspecified amount, an injunction against infringement of the patent, and its attorneys fees and costs. We deny infringement and intend to vigorously defend against these claims. We cannot quantify the amount of monetary or human resources that we will be required to use to defend ourselves in this proceeding. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of this proceeding, and we may be required to make changes to our present and planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of this proceeding, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations.

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

Our business could be adversely affected if we fail to successfully expand our international operations and sales and marketing efforts

     We have operations in a number of international markets. We intend to continue to expand our international operations and international sales and marketing efforts. To date, we have limited experience in developing localized versions of our solutions and in marketing, selling and distributing our solutions internationally. We have established our DoubleClick networks in Australia, Brazil, Canada, France, Germany, Benelux (Belgium, the Netherlands and Luxembourg), Scandinavia (Sweden, Norway, Finland, and Denmark), Spain, the United Kingdom and Italy. In Asia (Taiwan, Singapore, and Hong Kong), and under separate agreements, Japan and Korea, we are working with our business partners to conduct operations, establish local networks, aggregate Web publishers and coordinate sales and marketing efforts. Our success in these markets is directly dependent on the success of our business partners and their dedication of sufficient resources to our relationship.

Our international operations are subject to other inherent risks, including:

     - the impact of recessions in economies outside the United States;

     - changes in regulatory requirements;

     - more restrictive privacy regulation;

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

We have incurred significant debt obligations which could harm our business

     We incurred $250 million of indebtedness in March 1999 from the sale of our 4.75% Convertible Subordinated Notes due 2006. Our ratio of long-term debt to total equity was approximately 27% as of March 31, 2000. As a result of the sale of the notes, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

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

     - we do not successfully integrate operations and personnel of the businesses;

     - we do not achieve the perceived benefits of the mergers as rapidly or to the extent anticipated by financial or industry analysts; or

     - the effect of the mergers on our financial results is not consistent with the expectations of financial or industry analysts.

If we fail to successfully cross-market the products of DoubleClick Media, DoubleClick TechSolutions and DoubleClick Data Services or to develop new products, we may not increase or maintain our customer base or our revenue

     We intend to initially offer the respective products and services historically offered by DoubleClick, Abacus and NetGravity to our collective customers. We cannot assure you that any company's customers will have any interest in the other company's products and services. The failure of our cross-marketing efforts may diminish the benefits we realize from the mergers. In addition, we intend to develop new products and services that combine the knowledge and resources of DoubleClick Media, DoubleClick TechSolutions and DoubleClick Data Services. We cannot assure you that these products or services will be developed or, if developed, will be successful or that we can successfully integrate or realize the anticipated benefits of the mergers. As a result, we may not be able to increase or maintain our customer base. We cannot assure you that the transactions or other data in Abacus's database will be predictive or useful in other sales channels, including Internet advertising. To date, we have not thoroughly investigated the obstacles, technological, market-driven or otherwise, to developing and marketing these new products and services in a timely and efficient way. We cannot assure you that we will be able to overcome the obstacles in developing new products and services, or that there will be a market for the new products or services developed by us after the mergers. An inability to overcome such obstacles or a failure of such a market to develop could materially and adversely affect our business, financial condition and results of operations or could result in loss of key personnel. In addition, the attention and effort devoted to the integration of the acquired companies will significantly divert management's attention from other important issues, and could seriously harm our business, financial condition and results of operations.

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

Effects of anti-takeover provisions could inhibit the acquisition of our company

     Some of the provisions of our certificate of incorporation, our by-laws and Delaware law could, together or separately:

     - discourage potential acquisition proposals;

     - delay or prevent a change in control;

     - impede the ability of our stockholders to change the composition of our board of directors in any one year; and

     - limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Future sales of our common stock may affect the market price of our common stock

     As of March 31, 2000, we had 122,290,203 shares of common stock outstanding, excluding 22,680,809 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.03 to $184.35 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We intend to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares included in such registration statements, issued upon the exercise of stock options or issued upon the conversion of our Convertible Subordinated Notes), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

                         RISKS RELATED TO OUR INDUSTRY

Our business may be adversely affected if the market for internet advertising fails to grow as predicted or diminishes

     Our future success is highly dependent on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for Internet advertising solutions is uncertain. Most of our current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, most of our current and potential Web publisher customers have little experience in generating revenue from the sale of advertising space on their Web sites. We cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the market for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the market for Internet advertising develops more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

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

     A significant portion of our revenue are derived from the delivery of advertisements placed on Web sites which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if we are unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of our online advertising business could be limited and our revenue levels could decline. Also, there are 'filter' software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of this software.

Changes in government regulation could decrease our revenue and increase our costs

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

Changing requirements for fair information collection practices and heightened scrutiny of our products or services could require or cause changes in the way we conduct or plan to conduct our business

     There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. Following our announcement of the Abacus merger, we have seen a heightened public discussion and speculation about the information collection practices that will be employed in the industry generally, and specifically by us.

     We have publicly committed that no personally identifiable offline information about a consumer will be associated with online information about that consumer for the delivery of personally-targeted Internet advertising until there is agreement on standards between industry and the U.S. government. We are working with industry groups, such as the Network Advertising Initiative and the Online Privacy Alliance, to establish such standards with the U.S. government. We cannot assure you that we will be successful in establishing industry standards acceptable to the U.S. government, or that the standards we establish will not require material changes to our business plans. We also cannot assure you that our business plans, or any U.S. industry standards that are established, will either be acceptable to any non-U.S. government or conform to foreign legal and business practices. As a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers. In addition, given the heightened public discussion about consumer online privacy, we cannot assure you that our products and business practices will gain market acceptance, even if they do conform to industry standards. Separately, computer users may also use software designed to filter or prevent the delivery of advertising to their computers. We cannot assure you that the number of computer users who employ filtering software will not increase. In the case that one or more of these scenarios occur, our business, financial condition and results of operations could be materially and adversely affected.

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

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     Following the announcement of the proposed merger between DoubleClick and NetGravity, complaints were filed in the San Mateo County, California, Superior Court and the Chancery Court of the State of Delaware against NetGravity and several of its directors. DoubleClick was also named as a defendant in the Delaware action. The complaints allege that the directors of NetGravity breached their fiduciary duties to NetGravity's stockholders in connection with the negotiation of the proposed merger. The Delaware complaint asks the court to invalidate the termination fee provision of the merger agreement by and between NetGravity and DoubleClick. This action was dismissed without prejudice in January 2000. The California complaint asks the court to enjoin the consummation of the merger or, alternatively, seeks to rescind the merger or an award of unspecified damages from the defendants in the event the merger is consummated. The Company believes the claims asserted in this complaint are without merit and vigorously contests them.

     In November 1999, we filed suit in the U.S. District Court for the Eastern District of Virginia against L90, Inc. for infringement of our DART patent. In December 1999, we filed suit in the U.S. District Court for the Southern District of New York against Sabela Media, Inc., also for infringement of our patent. In April 2000, the L90 case was transferred to the U.S. District Court for the Southern District of New York. The L90 and Sabela lawsuits have been consolidated for pre-trial purposes.

     On May 4, 2000, 24/7 Media, Inc. filed a patent infringement litigation suit against DoubleClick in the United States District Court for the Southern District of New York. The suit alleges that DoubleClick infringes, and is inducing and contributing to the infringement of, a patent owned by 24/7 Media. 24/7 Media is seeking damages in an unspecified amount, an injunction against infringement of the patent, and its attorneys fees and costs. DoubleClick denies infringement and intends to vigorously defend against these claims.

     DoubleClick is a defendant in sixteen recently filed lawsuits concerning Internet user privacy and DoubleClick's data collection and other business practices. Fifteen of these actions are styled as class actions, and one action is brought on behalf of the general public of the State of California. The actions seek, among other things, injunctive relief and unspecified damages.

    Four of the actions were filed in California state court, ten in federal court in New York, one in federal court in California, and one in Texas state court. On March 31, 2000, the plaintiff in one of the California state court proceedings filed a petition to coordinate the four actions currently pending in the California state courts. The Texas state action was removed by DoubleClick on April 11, 2000 to the federal district court for the Southern District of Texas, Brownsville Division. On April 26, 2000, DoubleClick filed a Motion for Transfer, Coordination and Consolidation before the Judicial Panel on Multidistrict Litigation, seeking to transfer, coordinate and consolidate all twelve federal actions before Judge Buchwald in the Southern District of New York. The ten actions currently pending in the Southern District of New York already have been consolidated into one action before Judge Buchwald. These lawsuits have only recently been filed. DoubleClick believes that these lawsuits are without merit and is vigorously defending itself against them.

     Additionally, we received a letter from the Federal Trade Commission ("FTC"), dated February 8, 2000, in which the FTC notified us that they were conducting an inquiry into our business practices to determine whether, in collecting and maintaining information concerning Internet users, we have engaged in unfair or deceptive practices. We are cooperating fully with the FTC's inquiry.

     In addition, DoubleClick's ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. DoubleClick is cooperating fully with all such inquiries by the various states. We may receive additional regulatory inquiries and intend to cooperate fully.

Item 2. Changes in securities and use of proceeds

     (a) NONE

     (b) NONE

     (c) Recent Sales of Unregistered Securities

         During the three month period ended March 31, 2000, we issued an aggregate of 905,388 shares of our common stock in connection with our acquisition of the outstanding shares of DoubleClick Scandinavia AB that we did not previously own and our acquisition of approximately a 33% interest in ValueClick, Inc. Of these shares, an aggregate of 172,528 shares were issued on March 15, 2000 to the stockholders of DoubleClick Scandinavia AB and an aggregate of 732,860 shares were issued on February 28, 2000 to ValueClick, Inc. In connection with the DoubleClick Scandinavia transaction, additional shares of our common stock may be issued in the future. No underwriters were involved in connection with the issuances of these shares and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that we issued the shares of common stock in a sale not involving a public offering. These sales were made without general solicitation or advertising. A registration statement on Form S-3 covering the resale of the ValueClick shares was declared effective by the Securities and Exchange Commission on April 12, 2000. A registration statement on Form S-3 has not been filed covering the shares issued on March 15, 2000.

     (d) NONE


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5. OTHER INFORMATION

         NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) The following Exhibit is filed as part of this report

    27.01 -- Financial Data Schedule

(b) Reports on Form 8-K

     We filed two Reports on Form 8-K/A on January 10, 2000 to amend filings on November 10, 1999 and December 8, 1999 to include Item 7(a) the Financial Statements of Business Acquired and Item 7(b), the ProForma Financial Information, for our NetGravity and Abacus Direct mergers, respectively.

     We filed a Report on Form 8-K, Item 2, on January 13, 2000, announcing the consummation of our acquisition of DoubleClick Scandinavia AB under the terms of the Agreement on the Sale and Purchase of shares dated as of December 17, 1999. We amended this report with the Report on Form 8-K/A filed on March 10, 2000 to include Item 7(a) the Financial Statements of Business Acquired and Item 7(b), the ProForma Financial Information.

     We filed a Report on Form 8-K, Items 5 and 7, on January 27, 2000, announcing an Interim Amended and Restated Advertising and Services Agreement effective as of November 1, 1999 by and between DoubleClick, Alta Vista Company and AV Internet Solutions Ltd.

     We filed a Report on Form 8-K, Item 5, on January 27, 2000, announcing a strategic agreement to invest $85 million in ValueClick, Inc. effective January 11, 2000, and filing our press release on our earnings for the quarter and year ended December 31, 1999.

     We filed a Report on Form 8-K, Items 5 and 7, on February 16, 2000, filing our prospectus on Form S-3 relating to the proposed sale by the Company and certain selling stockholders of an aggregate of 7,500,000 shares of Company common stock.

     We filed a Report on Form 8-K, Items 5 and 7, on March 17, 2000, announcing the resignation of M. Anthony White from our Board of Directors.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DOUBLECLICK INC.

Date: May 12, 2000         By: /s/ STEPHEN COLLINS
                               -------------------
                               Stephen Collins
                               CHIEF FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL OFFICER
                               AND DULY AUTHORIZED SIGNATORY)

                                  EXHIBIT INDEX

Number    Description

27.01     Financial Data Schedule