Form 10-Q
period 2000-06-30
DOUBLECLICK INC
filed 2000-08-11
CIK 1049480

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

                        450 WEST 33RD STREET, 16TH FLOOR
                            NEW YORK, NEW YORK 10001
                                 (212) 683-0001

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

   AS OF JULY 31, 2000 THERE WERE 122,704,535 SHARES OF THE REGISTRANT'S COMMON
                               STOCK OUTSTANDING.

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q


PART I: FINANCIAL INFORMATION

        Item I. FINANCIAL INFORMATION

                Consolidated Financial Statements

                Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999.........    1

                Consolidated Statement of Operations for the three and six months ended
                June 30, 2000 and 1999.......................................................    2

                Consolidated Statement of Cash Flows for the six months ended
                June 30, 2000 and 1999.......................................................    3

                Notes to Consolidated Financial Statements...................................    4

                Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................    8

                Quantitative and Qualitative Disclosures about Market Risk...................   16


PART II:OTHER INFORMATION

        Item 1: Legal Proceedings............................................................   31

        Item 4: Submission of Matters to a Vote of Security Holders..........................   32

        Item 5: Other Information............................................................   33

        Item 6: Exhibits and Report on Form 8-K..............................................   33

                                       ii














                                DOUBLECLICK INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  JUNE 30,         DECEMBER 31,
                                                                   2000               1999
                                                                 -------             -------
                                                               (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............................           $ 164,089          $119,238
Investments in marketable securities...................             318,794           179,776
Accounts receivable, less allowances of $25,517 and
  $15,004, respectively................................             124,351            89,177
Prepaid expenses and other current assets..............              51,824            34,089
                                                                  ---------          --------

       Total current assets............................             659,058           422,280

Investments in marketable securities...................             399,099           145,789
Property and equipment, net............................             126,261            61,980
Intangible assets, net.................................             104,835            94,475
Investments in affiliates..............................              74,667                --
Other assets...........................................               4,345             4,883
                                                                 ----------         ---------

       Total assets....................................          $1,368,265          $729,407
                                                                 ==========         =========


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable.......................................            $ 51,406           $32,846
Accrued expenses and other current liabilities.........              87,959            49,768
Deferred revenue.......................................              34,478            29,783
                                                                 ----------         ---------

    Total current liabilities..........................             173,843           112,397


Long-term obligations and notes........................               8,196             5,348
Convertible subordinated notes.........................             250,000           250,000

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 400,000,000 shares
  authorized, 122,647,777 and 112,453,892 shares
  outstanding, respectively............................                 123               112
Treasury stock, 206,813 shares at June 30, 2000........             (23,766)               --
Additional paid-in capital.............................           1,114,751           475,565
Deferred compensation..................................                (635)           (1,106)
Accumulated deficit....................................            (150,337)         (109,831)
Other accumulated comprehensive loss...................              (3,910)           (3,078)
                                                                 ----------         ---------

       Total stockholders' equity......................             936,226           361,662
                                                                 ----------         ---------

       Total liabilities and stockholders' equity......          $1,368,265          $729,407
                                                                 ==========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                     2000                 1999                2000               1999
                                                 --------------     ----------------     ---------------    ----------------

Revenue.....................................       $128,087              $49,856           $238,143            $ 89,268
Cost of revenue.............................         59,539               21,015            112,016              36,376
                                                   --------             --------           --------            --------

     Gross profit...........................         68,548               28,841            126,127              52,892


Operating expenses:

Sales and marketing (exclusive of non-cash
 compensation of $5,194 and $9,754 in 2000,
 respectively)..............................         49,733               21,707             95,661              40,041
General and administrative (exclusive of
  non-cash compensation of $139, $436, $101,
  and $990, respectively)...................         22,060                6,469             42,899              12,816
Product development.........................         11,152                6,345             20,851              12,134
Amortization of intangible assets...........         10,133                  195             18,538                 498
Non-cash compensation.......................          5,233                  436              9,855                 990
Facility relocation and other...............             --                  488                 --               2,132
                                                   --------             --------           --------            --------

     Total operating expenses...............         98,311               35,640            187,804              68,611
                                                   --------             --------           --------            --------

Loss from operations........................        (29,763)              (6,799)           (61,677)            (15,719)

Other income (expense):
  Equity in losses of affiliates............         (3,331)                (227)            (4,759)               (365)
  Gain on issuance of stock by affiliate....             --                   --              8,949                  --
  Interest and other, net...................         11,663                3,109             18,613               5,237
                                                   --------             --------           --------            --------

     Total other income (expense)...........          8,332                2,882             22,803               4,872
                                                   --------             --------           --------            --------

Loss before provision for income taxes......        (21,431)              (3,917)           (38,874)            (10,847)
Provision for income taxes..................            701                1,489              1,632               2,964
                                                   --------             --------           --------            --------

Net loss....................................       $(22,132)             $(5,406)          $(40,506)           $(13,811)
                                                   ========             ========           ========            ========

Basic and diluted net loss per common share.       $ (0.18)             $ (0.05)           $  (0.34)           $  (0.13)
                                                   ========             ========           ========            ========

Weighted average shares used in basic and
diluted net loss per share calculation......        122,265              109,758            119,552             108,317
                                                   ========             ========           ========            ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------------
                                                                         2000              1999
                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.....................................................         $(40,506)           $(13,811)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and leasehold amortization.................           13,844               4,785
     Equity in losses of affiliates..........................            4,759                 365
     Gain on issuance of stock by affiliate..................           (8,949)                 --
     Facility relocation and other...........................               --               1,363
     Non-cash compensation...................................            9,855                 990
     Amortization of intangible assets.......................           18,538                 498
     Provision for bad debts and advertiser discounts........           23,060               1,572
Changes in operating assets and liabilities:
     Accounts receivable.....................................          (58,300)              3,676
     Prepaid expenses and other assets.......................          (17,735)             (2,738)
     Accounts payable........................................           20,201              (8,164)
     Accrued expenses........................................           27,425               3,373
     Income taxes receivable.................................               --                 830
     Deferred revenue........................................            4,695               6,585
                                                                      --------            --------

     Net cash used in operating activities...................           (3,113)               (676)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investments in marketable securities, net..         (392,949)            (42,953)
     Purchases of property and equipment.....................          (77,640)            (18,464)
     Investments in affiliates and other.....................          (10,380)               (692)
     Acquisition of businesses and intangible assets.........          (22,527)                 --
                                                                      --------            --------

         Net cash used in investing activities...............         (503,496)            (62,109)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock, net of issuance
       costs.................................................          502,918             114,884
     Proceeds from exercise of stock options and issuance of
       warrants..............................................           49,046               1,953
     Proceeds from issuance of Convertible Subordinated
       Notes, net of deferred offering costs.................               --             244,747
     Payments of notes and capital lease obligations.........             (291)             (1,588)
                                                                      --------            --------

         Net cash provided by financing activities...........          551,673             359,996


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.             (213)                (30)
                                                                      --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................           44,851             297,181

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............          119,238             161,670
                                                                      --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................         $164,089            $458,851
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

                                DOUBLECLICK INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    DoubleClick Inc. together with its subsidiaries, ("DoubleClick"), is a leading provider of comprehensive global interactive marketing and advertising solutions. DoubleClick offers a broad range of integrated media, technology and data solutions to advertisers, ad agencies, Web publishers and merchants.

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

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of DoubleClick and its majority and wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in less than majority-owned entities over which DoubleClick has signficiant influence are accounted for using the equity method. Investments where DoubleClick does not have the ability to exercise significant influence are accounted for using the cost method.

    In 1999, DoubleClick consummated mergers with NetGravity, Inc. ('NetGravity'), Abacus Direct Corporation ('Abacus'), and Business Link Incorporated (d/b/a Opt-In Email.com 'Opt-In'), which have been accounted for using the pooling of interests method, and accordingly, the consolidated financial statements for the prior periods presented and the accompanying notes have been restated.

    The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DoubleClick for the year ended December 31, 1999. Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

BASIC AND DILUTED NET LOSS PER SHARE

    Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss available to common shareholders by the weighed average number of common shares outstanding for the period. Diluted net loss per share adjusts for the effect of convertible securities, stock options and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

    At June 30, 2000 and 1999, outstanding options of approximately 22.8 million and approximately 15.6 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share excludes the effect of 6,060,606 shares issuable upon the conversion of $250 million, 4.75% Convertible Subordinated Notes due 2006, since their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

ISSUANCE OF STOCK BY AFFILIATES

     Changes in DoubleClick's interest in its affiliates from the affiliates' issuance of common stock are recorded as a gain or loss in the consolidated statement of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 51.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject DoubleClick to concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable and advances.

     Credit is extended to customers based on the evaluation of their financial condition, and collateral is not required. DoubleClick performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

     The Company made an approximately $20 million advance to a single publisher in November 1999, which amount remains outstanding at June 30, 2000 on an unsecured basis. This amount is included in prepaid expenses and other current assets on the consolidated balance sheet.

STAFF ACCOUNTING BULLETIN NO. 101 ("SAB 101") "REVENUE RECOGNITION"


    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. DoubleClick does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.



NOTE 2 - BUSINESS COMBINATIONS

     Effective May 26, 2000, DoubleClick acquired Flashbase, Inc. ("Flashbase") for approximately $19.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. DoubleClick recorded approximately $19.5 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired.

     The results of operations for Flashbase are included with those of DoubleClick subsequent to the acquisition date. Flashbase's results of operations prior to the acquisition date were not significant.

     We consummated mergers with NetGravity, Abacus and Opt-In Email.com during 1999, which have been accounted for under the pooling of interests method. We acquired the remaining interests not previously owned by us in DoubleClick Scandinavia AB in December 1999 and DoubleClick Iberoamerica S.L. in November 1999. These transactions were accounted for under the purchase method.

NOTE 3 - INVESTMENT IN VALUECLICK, INC.

    Effective February 28, 2000, DoubleClick acquired an interest in ValueClick, Inc. ("ValueClick") of approximately 33% and a warrant to purchase additional ValueClick common stock for 732,860 shares of DoubleClick common stock and $10 million in cash. The shares of DoubleClick common stock were valued at approximately $84.2 million based on a price of $114.89 per share. The share price represents the average price on the announcement date of January 13, 2000 and one trading day before and after. ValueClick is a provider of cost-per-click Internet advertising solutions.

     DoubleClick's equity investment in ValueClick was recorded based on the fair value of the consideration paid, less approximately $27.7 million that was recorded as treasury stock, representing DoubleClick's approximate 33% interest in DoubleClick common stock held by ValueClick. DoubleClick's investment in ValueClick includes approximately $18.7 million representing the fair value of the warrant on February 28, 2000. The warrant permits DoubleClick to purchase additional ValueClick common stock up to a 45% ownership interest on a fully diluted basis and is exercisable through May 31, 2001. DoubleClick recorded goodwill of approximately $41.3 million, which represents the excess of DoubleClick's investment over its equity interest in ValueClick's net assets and the value of the warrant.

     The investment in ValueClick is being accounted for under the equity method. DoubleClick's proportionate share of ValueClick's net income or loss and amortization of goodwill is included in equity in losses of affiliates in the accompanying consolidated statement of operations. Amortization of goodwill is being recorded on a straight-line basis over three years.

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

NOTE 4 - NON-CASH COMPENSATION

     Non-cash compensation primarily consists of expected additional consideration payable to certain former shareholders of DoubleClick Scandinavia in connection with DoubleClick's acquisition. Additional shares of DoubleClick common stock are contingently issuable based on continued employment of the former shareholders and the attainment of specific revenue objectives for the years ending December 31, 2000 and 2001. DoubleClick will continually assess the probability and amount of the shares payable related to the achievement of the revenue objectives and will record non-cash compensation expense over the two-year employment period. The maximum total value of the contingently issuable shares is approximately $60.0 million.

NOTE 5 - STOCKHOLDERS' EQUITY

     Pursuant to an underwriting agreement dated February 17, 2000, DoubleClick completed a public offering of 7,500,000 shares of its common stock of which DoubleClick sold 5,733,411 shares and certain stockholders sold 1,766,589 shares. DoubleClick's net proceeds were approximately $502.9 million, after deducting underwriting discounts, commissions and offering expenses.

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

NOTE 6 - SEGMENT REPORTING

     Effective December 31, 1998, DoubleClick adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. DoubleClick is organized in three segments: Media, Technology and Data.


REVENUE AND GROSS PROFIT BY SEGMENT ARE AS FOLLOWS:


                                     THREE MONTHS ENDED JUNE 30, 2000                   THREE MONTHS ENDED JUNE 30, 1999
                               Media     Technology      Data        Total         Media    Technology      Data         Total
Revenue                        $68,989     $48,650      $15,791     $133,430       $23,568    $14,579      $13,215     $51,362
Intersegment elimination            --      (5,343)          --       (5,343)           --     (1,506)          --      (1,506)
                               -------     --------     -------     --------       -------    -------      -------     -------
Revenue from external
   customers                   $68,989     $43,307      $15,791     $128,087       $23,568    $13,073      $13,215     $49,856
                               =======     =======      =======     ========       =======    =======      =======     =======
Gross profit                   $23,600     $34,596      $10,352     $ 68,548       $ 9,575    $ 9,536      $ 9,730     $28,841
                               =======     =======      =======     ========       =======    =======      =======     =======

                                    SIX MONTHS ENDED JUNE 30, 2000                       SIX MONTHS ENDED JUNE 30, 1999
                            Media      Technology      Data        Total          Media    Technology      Data         Total
Revenue                     $129,179     $88,428      $30,518     $248,125       $39,941     $26,272      $25,968      $92,181
Intersegment elimination          --      (9,982)          --       (9,982)           --      (2,913)          --       (2,913)
                            --------     -------      -------     --------       -------     -------      -------      -------
Revenue from external
   customers                $129,179     $78,446      $30,518     $238,143       $39,941     $23,359      $25,968      $89,268
                            ========     =======      =======     ========       =======     =======      =======      =======
Gross profit                $ 44,171     $62,088      $19,868     $126,127       $16,376     $17,090      $19,426      $52,892
                            ========     =======      =======     ========       =======     =======      =======      =======


NOTE 7 - COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $22.1 million and $5.7 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, comprehensive loss was $41.3 million and $14.4 million respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

     DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that the financial condition and results of operations could be materially adversely affected by the ultimate outcome of the pending litigation. As of June 30, 2000, no provision has been made for any damages which may result upon the resolution of these uncertainties.


NOTE 9 - SUBSEQUENT EVENT

     On August 7, 2000, DoubleClick announced a restructuring of its Advertising Services Agreement with AltaVista Company ("New Agreement"). Under the New Agreement, AltaVista will assume all lead ad sales responsibility for domestic advertisers by February 2001, and international advertisers by December 2001 (subject to AltaVista's right to assume lead responsibility sooner in certain international markets). After AltaVista assumes the lead ad responsibility in a market, DoubleClick will have the right to sell ads on the AltaVista Web sites in that market on a non-exclusive basis, as part of DoubleClick's worldwide ad networks, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers Service declining in each year of the agreement, subject to certain minimums. The DART for Advertisers Service will serve the majority of AltaVista's online advertising campaigns through December 2004.

                                DOUBLECLICK INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DOUBLECLICK CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF DOUBLECLICK WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT AND IN DOUBLECLICK'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     We are a leading provider of technology-driven marketing and advertising solutions to thousands of advertisers, advertising agencies, Web publishers and e-commerce merchants worldwide. We provide a broad range of media, technology and data products and services to our customers to allow them to optimize their advertising and marketing campaigns on the Internet and through other interactive media. Our patented DART technology is the platform for many of our solutions and enables our customers to use preselected criteria to deliver the right ad to the right person at the right time. Our service and product offerings are grouped into three segments:

     - DoubleClick Media (Media);

     - DoubleClick TechSolutions (Technology); and

     - DoubleClick Data Services (Data).

BUSINESS COMBINATIONS

     Effective May 26, 2000, DoubleClick acquired Flashbase, Inc. for approximately $19.6 million. The acquisition was accounted for under the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. DoubleClick recorded $19.5 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired.

     The results of operations for Flashbase are included with those of DoubleClick subsequent to the acquisition date. Flashbase's results of operations prior to the acquisition date were not significant.

     We consummated mergers with NetGravity, Abacus and Opt-In Email.com during 1999, which have been accounted for under the pooling of interests method and accordingly, the financial results for the three and six months ended June 30, 1999 have been restated. We acquired the remaining interests not previously owned by us in DoubleClick Scandinavia AB in December 1999 and DoubleClick Iberoamerica S.L. in November 1999. These transactions were accounted for under the purchase method.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

RESULTS OF OPERATIONS

REVENUE AND GROSS PROFIT BY SEGMENT ARE AS FOLLOWS


                                     THREE MONTHS ENDED JUNE 30, 2000                  THREE MONTHS ENDED JUNE 30, 1999
                               Media     Technology      Data        Total        Media    Technology      Data         Total

Revenue                        $68,989     $48,650      $15,791     $133,430      $23,568    $14,579      $13,215     $51,362
Intersegment elimination            --     $(5,343)          --      $(5,343)          --    $(1,506)          --     $(1,506)
                               -------     -------      ------      --------      -------    -------      -------      ------
Revenue from external
   customers                   $68,989     $43,307      $15,791     $128,087      $23,568    $13,073      $13,215     $49,856
                               =======     =======      =======     ========      =======    =======      =======     =======
Gross profit                   $23,600     $34,596      $10,352     $ 68,548      $ 9,575    $ 9,536      $ 9,730     $28,841
                               =======     =======      =======     ========      =======    =======      =======     =======


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

     Revenue for DoubleClick Media increased 193% to $69.0 million for the three months ended June 30, 2000 from $23.6 million for the three months ended June 30, 1999. DoubleClick Media gross margin was 34.2% for the three months ended June 30, 2000 and 40.6% for the three months ended June 30, 1999. The increase in DoubleClick Media revenue was due primarily to an increase in the number of advertisers and advertising impressions delivered on the worldwide DoubleClick Media networks coupled with higher average prices of advertising impressions. Gross margin decreased due to a less favorable site mix resulting in higher average site service fees and the decline in the proportion of revenue from AltaVista Company ("AltaVista").

     DoubleClick Media revenue derived from advertising impressions delivered to the users of the AltaVista Web site was $7.9 million, or 11.5% of DoubleClick Media revenue for the three months ended June 30, 2000 compared to $5.0 million, or 21.2% of DoubleClick Media revenue for the three months ended June 30, 1999. Because of specific contractual terms unique to AltaVista, we recognize revenue from sales commissions, billing and collection fees and DART service fees derived from the sale and delivery of ads on the AltaVista Web site and associated services. AltaVista DART service fees were approximately $2.6 million and $1.3 million for the three months ended June 30, 2000 and 1999, respectively, and are included in Tech Solutions' revenue.

     On August 7, 2000, we announced a restructuring of our Advertising Services Agreement with AltaVista ("New Agreement"). Under the New Agreement, AltaVista will assume lead ad sales responsibility for domestic advertisers by February 2001, and international advertisers by December 2001 (subject to AltaVista's right to assume lead responsibility sooner in certain international markets). After AltaVista assumes the lead ad responsibility in a market, DoubleClick will have the right to sell ads on the AltaVista Web sites in that market on a non-exclusive basis, as part of DoubleClick's worldwide ad networks, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers Service declining in each year of the agreement, subject to certain minimums. The DART for Advertisers Service will serve the majority of AltaVista's online advertising campaigns through December 2004. As a result of the New Agreement, DoubleClick Media revenue derived from advertising impressions delivered to the users of the AltaVista website will decrease significantly commencing in the first quarter of 2001.

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

     DoubleClick TechSolutions revenue increased 234% to $48.7 million for the three months ended June 30, 2000 from $14.6 million for the three months ended June 30, 1999. DoubleClick TechSolutions gross margin was 71.1% for the three months ended June 30, 2000 and 65.4% for the three months ended June 30, 1999. The increase in DoubleClick TechSolutions revenue was due primarily to an increase in the number of DART and AdServer clients coupled with the increased volume of impressions delivered for existing clients, offset in part by lower average pricing for the delivery of advertising impressions. The increase in gross margin is due to increased efficiencies from the growth of our DART-based service bureau offering and our consulting and support of the AdServer product, coupled with a higher margin product mix during the three months ended June 30, 2000.

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

     DoubleClick Data Services revenue increased 19.5% to $15.8 million for the three months ended June 30, 2000 from $13.2 million for the three months ended June 30, 1999. Gross margin declined from 73.6% for the three months ended June 30, 1999 to 65.6% for the three months ended June 30, 2000. The increase in revenue was due primarily to an increase in sales to existing and new catalog clients. The decline in gross margin was due primarily to increases in personnel related costs resulting from higher employment levels, and, to a lesser extent, facilities, depreciation and processing costs associated with supporting new product initiatives and higher revenue.

OPERATING EXPENSES

Sales and Marketing

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense, and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $49.7 million, or 38.8% of revenue for the three months ended June 30, 2000 and $21.7 million, or 43.5% of revenue for the three months ended June 30, 1999. The increase in sales and marketing expenses was primarily attributable to the increase in compensation and related benefits associated with the growth of our business, increased sales commissions associated with the increase in revenue, increased costs related to the continued development and implementation of our marketing and branding campaigns and an increase in the provision for doubtful accounts associated with the increase in revenue. The decrease in sales and marketing expenses as a percentage of revenue was primarily a result of the substantial growth in revenue. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel, expand into new markets and continue to promote the DoubleClick brand, but decrease as a percentage of revenue.

General and Administrative

     General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility related costs. General and administrative expenses were $22.1 million, or 17.2% of revenue for the three months ended June 30, 2000 and $6.5 million, or 13.0% of revenue for the three months ended June 30, 1999. The increase was primarily the result of increased compensation and related benefits, increased professional services fees and increases in other general costs associated with the growth of our business and operations. Increased professional services fees related largely to consulting fees to integrate, convert and develop our systems and legal services incurred to address privacy concerns and patent infringement lawsuits. We expect general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel and incur costs related to the growth of our business but decrease as a percentage of revenue.

Product Development

    Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $11.2 million, or 8.7% of revenue for the three months ended June 30, 2000 and $6.3 million, or $12.7% of revenue for the three months ended June 30, 1999. The increase in absolute dollars was due primarily to increases in compensation and related benefits for product development personnel, increases in consulting expenses for our DART and AdServer products and increases in other general costs associated with the growth of our business and operations. The decrease in product development expenses as a percentage of revenue was primarily a result of the substantial growth in revenue. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in absolute dollars but remain consistent as a percentage of revenue.

Amortization of Intangible Assets

     Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $10.1 million for the three months ended June 30, 2000 and $200,000 for the three months ended June 30, 1999. The increase was primarily the result of the amortization of goodwill related to our acquisitions of DoubleClick Scandinavia, Flashbase and DoubleClick Iberoamerica. Goodwill amortization will continue to impact our results from operations.

Non-cash Compensation

     Non-cash compensation expense was $5.2 million for the three months ended June 30, 2000 and $400,000 for the three months ended June 30, 1999. The increase in non-cash compensation expense for the three months ended June 30, 2000 compared to the same period ended June 30, 1999, primarily relates to the expected additional consideration payable to certain former shareholders of DoubleClick Scandinavia. Additional shares of DoubleClick common stock are contingently issuable based on continued employment of the former shareholders and the attainment of specific revenue objectives. We have assessed, and will continue to assess, the probability and amount of the shares payable and expect to incur significant non-cash compensation charges during 2000 and 2001.

Facility Relocation and Other

     For the three months ended June 30, 1999, we incurred approximately $500,000 in costs associated with the relocation of our corporate headquarters.

Loss from Operations

     Loss from operations was $29.8 million for the three months ended June 30, 2000 and $6.8 million for the three months ended June 30, 1999. The increase in the loss from operations was due largely to the amortization of intangible assets and non-cash compensation as well as the building of our personnel infrastructure as discussed above. We plan to continue to grow and expand our business and therefore anticipate future losses from operations.

Interest and Other, Net

     Interest and other, net was $11.7 million for the three months ended June 30, 2000 and $3.1 million for the three months ended June 30, 1999. Interest and other, net included $15.2 million of interest income for the three months ended June 30, 2000 partially offset by $3.0 million of interest expense, and $6.2 million of interest income for the three months ended June 30, 1999 partially offset by $3.0 million of interest expense. The increase in interest income was attributable to interest earned on cash and cash equivalents and investments in marketable securities primarily from the net proceeds from our common stock offering in February 2000. In addition, our average yield increased due to holdings in investments with longer-term maturities and the increase in interest rates. Interest and other, net in future periods may fluctuate as a result of the average cash, investment and future debt balances we maintain and changes in the market rates of our investments.

Income Taxes

     The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the three months ended June 30, 1999 relates to the standalone results of Abacus prior to our merger on November 23, 1999. The provision for the three months ended June 30, 2000 principally relates to corporate taxes on the earnings of our foreign subsidiaries.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

REVENUE AND GROSS PROFIT BY SEGMENT ARE AS FOLLOWS


                                      SIX MONTHS ENDED JUNE 30, 2000                SIX MONTHS ENDED JUNE 30, 1999
                            Media     Technology    Data       Total        Media    Technology    Data        Total
Revenue                     $129,179    $88,428     $30,518    $248,125      $39,941    $26,272    $25,968     $92,181
Intersegment elimination          --     (9,982)         --      (9,982)          --     (2,913)        --      (2,913)
                            --------    -------     -------    --------      -------    -------    --------    --------
Revenue from external
   customers                 129,179     78,446      30,518     238,143       39,941     23,359     25,968      89,268
                            ========    =======     =======    ========      =======    =======    =======     =======
Gross profit                $ 44,171    $62,088     $19,868    $126,127      $16,376    $17,090    $19,426     $52,892
                            ========    =======     =======    ========      =======    =======    =======     =======



DoubleClick Media

    Revenue for DoubleClick Media increased 223% to $129.2 million for the six months ended June 30, 2000 from $39.9 million for the six months ended June 30, 1999. DoubleClick Media gross margin was 34.2% for the six months ended June 30, 2000 and 41.0% for the six months ended June 30, 1999. The increase in DoubleClick Media revenue was due primarily to an increase in the number of advertisers and advertising impressions delivered on the worldwide DoubleClick Media networks coupled with higher average prices of advertising impressions. Gross margin decreased due to a less favorable site mix resulting in higher average site service fees and the decline in the proportion of revenue from AltaVista.

     DoubleClick Media revenue derived from advertising impressions delivered to the users of the AltaVista Web site was $15.4 million, or 11.9% of DoubleClick Media revenue for the six months ended June 30, 2000 compared to $8.5 million, or 21.3% of DoubleClick Media revenue for the six months ended June 30, 1999. Alta Vista DART services fees recognized by Tech Solutions were $4.7 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively.

DoubleClick TechSolutions

DoubleClick TechSolutions revenue increased 237% to $88.4 million for the six months ended June 30, 2000 from $26.3 million for the six months ended June 30, 1999. DoubleClick TechSolutions gross margin was 70.2% for the six months ended June 30, 2000 and 65.1% for the six months ended June 30, 1999. The increase in DoubleClick TechSolutions revenue was due primarily to an increase in the number of DART and AdServer clients, as well as the volume of impressions delivered for existing clients, offset in part by lower average pricing for the delivery of advertising impressions. The increase in gross margin was due to increased efficiencies from the growth of our DART-based service bureau offering and our consulting and support of the AdServer product coupled with a higher margin product mix during the six months ended June 30, 2000.

DoubleClick Data Services

    DoubleClick Data Services revenue increased 17.5% to $30.5 million for the six months ended June 30, 2000 from $26.0 million for the six months ended June 30, 1999. Gross margin declined from 74.8% in 1999 to 65.1% in 2000. The increase in revenue was due primarily to an increase in sales to existing and new catalog clients and, to a lesser extent, revenue from direct marketing clients outside the catalog industry. The decline in gross margin was due primarily to increases in personnel related costs resulting from higher employment levels, and, to a lesser extent, facilities, depreciation and processing costs associated with supporting new product initiatives and higher revenue.

OPERATING EXPENSES

Sales and Marketing

     Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense, and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $95.7 million, or 40.2% of revenue for the six months ended June 30, 2000 and $40.0 million, or 44.9% of revenue for the six months ended June 30, 1999. The increase in sales and marketing expenses was primarily attributable to the increase in compensation and related benefits associated with the growth of our business, increased sales commissions associated with the increase in revenue, increased costs related to the continued development and implementation of our marketing and branding campaigns and an increase in the provision for doubtful accounts associated with the increase in revenue. The decrease in sales and marketing expenses as a percentage of revenue was primarily a result of the substantial growth in revenue. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel, expand into new markets and continue to promote the DoubleClick brand, but decrease as a percentage of revenue.

General and Administrative

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility related costs. General and administrative expenses were $42.9 million, or 18.0% of revenue for the six months ended June 30, 2000 and $12.8 million, or 14.4% of revenue for the six months ended June 30, 1999. The increase was primarily the result of increased compensation and related benefits, increased professional services fees and increases in other general costs associated with the growth of our business and operations. Increased professional services fees related largely to consulting fees to integrate, convert and develop our systems and legal services incurred to address privacy concerns and patent infringement lawsuits. We expect general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel and incur costs related to the growth of our business but decrease as a percentage of revenue.

Product Development

     Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $20.9 million, or 8.8% of revenue for the six months ended June 30, 2000 and $12.1 million, or 13.6% of revenue for the six months ended June 30, 1999. The increase in absolute dollars was due primarily to increases in compensation and related benefits for product development personnel, increased consulting expenses for our DART and AdServer products and increases in other general costs associated with the growth of our business. The decrease in product development expenses as a percentage of revenue was primarily a result of the substantial growth in revenue. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase in absolute dollars but decrease as a percentage of revenue.

Amortization of Intangible Assets

     Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $18.5 million for the six months ended June 30, 2000 and $500,000 for the six months ended June 30, 1999. The increase was primarily the result of the amortization of goodwill related to our acquisitions of DoubleClick Scandinavia, Flashbase and DoubleClick Iberoamerica. Goodwill amortization will continue to impact our results from operations.

Non-cash Compensation

     Non-cash compensation expense was $9.9 million for the six months ended June 30, 2000 and $1.0 million for the six months ended June 30, 1999. The increase in non-cash compensation expense for the six months ended June 30, 2000 compared to the same period ended June 30, 1999, primarily relates to the expected additional consideration payable to certain former shareholders of DoubleClick Scandinavia. Additional shares of DoubleClick common stock are contingently issuable based on continued employment of the former shareholders and the attainment of specific revenue objectives. We have assessed, and will continue to assess, the probability and amount of the shares payable and expect to incur significant non-cash compensation charges during 2000 and 2001.

Facility Relocation and Other

     For the six months ended June 30, 1999, we incurred approximately $2.1 million in costs associated with the relocation of our corporate headquarters. As a result of our relocation, completed in December 1999, we incurred a non-recurring charge for the impairment of fixed assets of approximately $1.4 million on assets with a carrying value of $2.1 million (primarily leasehold improvements). These assets were abandoned and not relocated to our new headquarters. Our management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amount over their remaining useful life to the abandonment date using their initial cost recovery rate. In addition, facility relocation and other includes duplicative equipment rental and moving costs of approximately $700,000.

Loss from Operations

     Loss from operations was $61.7 million for the six months ended June 30, 2000 and $15.7 million for the six months ended June 30, 1999. The increase in the loss from operations was due largely to the amortization of intangible assets and non-cash compensation as well as the building of our personnel infrastructure as discussed above. We plan to continue to grow and expand our business and therefore anticipate future losses from operations.

Interest and Other, Net

     Interest and other, net was $18.6 million for the six months ended June 30, 2000 and $5.2 million for the six months ended June 30, 1999. Interest and other, net included $26.0 million of interest income for the six months ended June 30, 2000 partially offset by $6.0 million of interest expense, and $9.0 million of interest income for the six months ended June 30, 1999 partially offset by $3.4 million of interest expense. The increase in interest income was attributable to interest earned on cash and cash equivalents and investments in marketable securities primarily from the net proceeds from our common stock offering in February 2000. In addition, our average yield increased due to holdings in investments with longer-term maturities and the increase in interest rates. Interest and other, net in future periods may fluctuate as a result of the average cash, investment and future debt balances we maintain and changes in the market rates of our investments.

Income Taxes

     The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the six months ended June 30, 1999 relates to the standalone results of Abacus prior to our merger on November 23, 1999. The provision for the six months ended June 30, 2000 principally relates to corporate taxes on the earnings of our foreign subsidiaries and a change in estimated tax refunds receivable.

Liquidity and Capital Resources

     Since inception we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

     Net cash used in operating activities was $1.1 million for the six months ended June 30, 2000 and $700,000 for six months ended June 30, 1999. Cash used in operating activities resulted primarily from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable and accrued expenses. Net cash used in investing activities was $505.5 million for the six months ended June 30, 2000, and $62.1 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, we continued to acquire businesses, invest in affiliates and purchase equipment to support our growth and expansion. In addition, we invested the proceeds from our common stock issuance in marketable securities. Net cash provided by financing activities was $551.7 million for the six months ended June 30, 2000 and $360.0 million for the six months ended June 30, 1999. Cash provided by financing activities consisted primarily of net proceeds from our public offering of common stock during the six months ended June 30, 2000 and proceeds from our public offerings of Convertible Subordinated Notes and common stock during the six months ended June 30, 1999.

     As of June 30, 2000, we had $164.1 million of cash and cash equivalents and $717.9 million in investments in marketable securities. As of June 30, 2000, our principal commitments consisted of our Convertible Subordinated Notes and obligations under operating leases. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, and the continued build-out of our New York headquarters. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

     Pursuant to an underwriting agreement dated February 17, 2000, we completed a public offering of 7,500,000 shares of our common stock, of which we sold 5,733,411 shares and certain stockholders sold 1,766,589 shares. Our net proceeds were approximately $502.9 million after deducting underwriting discounts, commissions and offering expenses.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including both government and corporate obligations and money market funds. As of June 30, 2000, we held cash and cash equivalents and investments in marketable securities with an average days to maturity of 325 days.

         The following table presents the amounts of our financial instruments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2000.


                                                                            June 30,
                                                     ---------------------------------------------------
                                                      2001        2002        2003      2006  Fair Value
                                                                        (Dollars in thousands)

Cash and cash equivalents                           $164,089        --         --        --    $164,089
Average interest rate                                   5.70%
Fixed rate investments in marketable securities     $318,794    $399,099       --              $717,893
Average interest rate                                   6.36%       6.97%
Convertible Subordinated Notes                          --          --         --    $250,000  $281,000
Average interest rate                                                                    4.75%

         We did not hold derivative financial instruments as of June 30, 2000, and have never held these instruments in the past.

FOREIGN CURRENCY RISK

         We transact business in various foreign countries. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the U.K. and other countries whose currency is the Euro. The effect of foreign exchange rate fluctuations for the six months ended June 30, 2000 was not material. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2000 we had $14.6 million in cash and cash equivalents denominated in foreign functional currencies.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES

         We incurred net losses of $4.0 million for the year ended December 31, 1996, $7.7 million for the year ended December 31, 1997, $18.0 million for the year ended December 31, 1998, and $55.8 million for the year ended December 31, 1999. For the six months ended June 30, 2000, we incurred a net loss of $40.5 million and, as of June 30, 2000, our accumulated deficit was $150.3 million. We have not achieved profitability and expect to continue to incur operating losses in the future. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot assure you that we will achieve sufficient revenue for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM WEB SITES OF A LIMITED NUMBER OF WEB PUBLISHERS AND THE LOSS OF THESE WEB PUBLISHERS AS CUSTOMERS COULD HARM OUR BUSINESS.

         We derive a substantial portion of our DoubleClick Media revenue from ad impressions we deliver on the Web sites of a limited number of Web publishers. For the six months ended June 30, 2000, approximately 19% of our revenue resulted from ads delivered on the Web sites of the top five Web publishers on our DoubleClick networks. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers that account for a significant portion of the revenue from our DoubleClick networks or any significant reduction in traffic on these Web publisher's Web sites.

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

WE RELY ON OUR RELATIONSHIP WITH ALTAVISTA AND ANY CHANGE IN THIS RELATIONSHIP COULD HARM OUR BUSINESS

         Approximately 8.5% of revenue for the six months ended June 30, 2000 and 12.2% of revenue for the six months ended June 30, 1999 resulted from advertisements delivered on or through the AltaVista Web site. On June 29, 1999, CMGI, Inc. acquired a controlling interest in AltaVista from Compaq. Compaq and its wholly owned subsidiary, Digital Equipment Corporation, contributed the assets and liabilities comprising AltaVista's business, including the Advertising Services Agreement, which governed our relationship with AltaVista, to AltaVista Company, a new company of which CMGI owns approximately 83%, with the remainder owned by Compaq. CMGI also now owns several Internet advertising and marketing companies either directly or indirectly through its majority owned subsidiary Engage, Inc. These companies, including AdForce, AdKnowledge, Flycast Communications, Adsmart and Engage, Inc., compete with our Internet advertising solutions. On August 7, 2000, we announced the restructuring of our Advertising Services Agreement with AltaVista. The restructured agreement will replace our current agreements with AltaVista: the Interim Amended and Restated Advertising Services Agreement, effective as of November 1, 1999, and the Advertising Services Agreement, effective as of January 1, 1999. See Part II Item 5 for a description of the restructured agreement. The loss of AltaVista as a customer or any significant reduction in traffic on or through the AltaVista Website could materially and adversely affect our business, results of operations and financial condition.

OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED BY RECENTLY FILED LAWSUITS RELATED TO PRIVACY AND OUR BUSINESS PRACTICES

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

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF FUTURE OPERATING PERFORMANCE.

         Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

         - advertiser, Web publisher and direct marketer demand for our solutions;

         -    Internet user traffic levels;

         -    changes in fees paid by advertisers;

         - changes in service fees payable by us to Web publishers in our networks;

         - the introduction of new Internet advertising services by us or our competitors;

         - variations in the levels of capital or operating expenditures and other costs relating to the expansion of our operations; and

         -    general economic conditions.

         For the foreseeable future, our revenue from DoubleClick TechSolutions and DoubleClick Media will also remain dependent on advertising activity on our DoubleClick networks. This future revenue is difficult to forecast. In addition, we plan to significantly increase our operating expenses so that we can increase our sales and marketing operations, continue our international expansion, upgrade and enhance our DART technology and expand our product and service offerings, and market and support our solutions. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, or if our expenses precede increased revenue, then our business, results of operations and financial condition could be materially and adversely affected. These results would likely affect the market price of our common stock in a manner which may be unrelated to our long term operating performance.

         As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on past periods as indicators of future performance.

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND INFORMATION SYSTEM RESOURCES

         In recent years, we have experienced significant growth, both internally and through acquisitions, that has placed considerable demands on our managerial, operational and financial resources. To continue to successfully implement our business plan in our rapidly evolving markets requires an effective planning and management process. We continue to increase the scope of our operations both domestically and internationally, and we have grown our workforce substantially. As of June 30, 1999, we had a total of 1,055 employees and, as of June 30, 2000, we had a total of 1,931 employees. In addition, we plan to continue to expand our sales and marketing and customer support organizations both domestically and internationally. The anticipated future growth in our operations will continue to place a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. We cannot assure you that if we continue to grow, management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities, integrating acquired businesses or otherwise managing growth. We also cannot assure you that our information systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Our future performance may also depend on our effective integration of acquired businesses. Even if successful, this integration may take a significant period of time and expense, and may place a significant strain on our resources. Our inability to effectively manage our growth could materially and adversely affect our business, financial condition and results of operations.

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

OUR REVENUE IS SUBJECT TO SEASONAL AND CYCLICAL FLUCTUATIONS

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

WE ARE DEPENDENT ON KEY PERSONNEL AND ON EMPLOYEE RETENTION AND RECRUITING FOR OUR FUTURE SUCCESS

         Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. We have no employment agreements with any of these executives. The loss of the services of one or more of our key employees would likely materially and adversely affect our business, results of operations and financial condition. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

WE HAVE INCURRED SIGNIFICANT DEBT OBLIGATIONS WHICH COULD HARM OUR BUSINESS

         We incurred $250 million of indebtedness in March 1999 from the sale of our 4.75% Convertible Subordinated Notes due 2006. Our ratio of long-term debt to total equity was approximately 27.6% as of June 30, 2000. As a result of the sale of the notes, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

IF WE DO NOT SUCCESSFULLY INTEGRATE ABACUS AND NETGRAVITY OR THE MERGERS' BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE FOR OUR COMMON STOCK MAY DECLINE.

         We entered into merger agreements with Abacus and NetGravity with the expectations that these mergers will result in significant benefits. We have virtually no experience in Abacus's business and little direct experience with NetGravity's primary business model. Furthermore, Abacus's principal offices are located in Broomfield, Colorado while our principal offices are located in New York, New York; managing the business in a coordinated fashion may therefore require additional management resources. We will need to overcome these significant issues in order to realize any benefits or synergies from the mergers. Our successful execution of these post-merger events will involve considerable risk and may not be successful. The market price of our common stock may decline, and we may lose key personnel and customers as a result of our mergers if:

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

         As of June 30, 2000, we had 122,647,777 shares of common stock outstanding, excluding 22,754,076 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.03 to $184.35 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We intend to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares included in such registration statements, issued upon the exercise of stock options or issued upon the conversion of our Convertible Subordinated Notes), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

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

         A significant portion of our revenue are derived from the delivery of advertisements placed on Web sites which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if we are unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of our online advertising business could be limited and our revenue levels could decline. Also, there are `filter' software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of this software.

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

CHANGES IN LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESs

         The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. At this stage, our DART technology targets advertising to users through the use of `cookies' and other non-personally-identifying information, with the exception of advertising delivered to German Web sites where we do not currently set cookies. We are developing new capabilities that would permit our DART technology to target users using anonymous online preference marketing techniques. The effectiveness of our DART technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on our business.

         In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the internet advertising and direct marketing industry and to increased federal and state regulation. The Network Advertising Initiative or NAI, of which we are a member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing. These principles were recently endorsed by the Federal Trade Commission and the Clinton Administration, and are in the process of being adopted by the NAI companies. The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of this information which it recommends participants, such as us, through DoubleClick Data Services, in the direct marketing industry follow. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. These laws include the Federal Drivers Privacy Protection Act of 1994 and state laws which limit or preclude the use of voter registration and drivers license information, as well as laws which govern the collection and release of consumer credit information. Although our compliance with the DMA's guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, we cannot assure you that the DMA will not adopt additional, more burdensome guidelines or that additional, more burdensome federal or state laws or regulations, including antitrust and consumer privacy laws, will not be enacted or applied to us or our clients, which could materially and adversely affect the business, financial condition and results of operations of DoubleClick Data Services.

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

         We are working with industry groups, such as the NAI and the Online Privacy Alliance, to establish such standards with the U.S. government. The self-regulatory principles for online preference marketing developed by the NAI were recently endorsed by the Federal Trade Commission and the Clinton Administration. Nonetheless, we cannot assure you that we will be successful in establishing industry standards acceptable to the U.S. government or the various state governments, or that the standards we establish will not require material changes to our business plans. We also cannot assure you that our business plans, or any U.S. industry standards that are established, will either be acceptable to any non-U.S. government or conform to foreign legal and business practices. As a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers. In addition, given the heightened public discussion about consumer online privacy, we cannot assure you that our products and business practices will gain market acceptance, even if they do conform to industry standards. Separately, computer users may also use software designed to filter or prevent the delivery of advertising to their computers. We cannot assure you that the number of computer users who employ filtering software will not increase. In the case that one or more of these scenarios occur, our business, financial condition and results of operations could be materially and adversely affected.

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

DOUBLECLICK DATA SERVICES IS DEPENDENT ON THE SUCCESS OF THE DIRECT MARKETING INDUSTRY FOR ITS FUTURE SUCCESS

         The future success of DoubleClick Data Services is dependent in large part on the continued demand for our services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to us. Most of our Data Services clients are large consumer merchandise catalogs operators in the United States. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalog operators from the Abacus Alliance, would have a material adverse effect on our business, financial condition and results of operations. Many industry experts predict that electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, will increase significantly in the future. To the extent this increase occurs, companies which now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for our data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

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

         DoubleClick is a defendant in seventeen lawsuits concerning Internet user privacy and DoubleClick's data collection and other business practices. Sixteen of these actions are styled as class actions, and one action is brought on behalf of the general public of the State of California. The actions seek, among other things, injunctive relief and unspecified damages.

         Four of the actions were filed in California state court, ten in federal court in New York, one in federal court in California, one in federal court in Louisiana and one in Texas state court. On March 31, 2000, the plaintiff in one of the California state court proceedings filed a petition, ordered by the court on May 11, 2000, to coordinate the four actions currently pending in the California state courts. On July 31, 2000, the Judicial Panel on Multidistrict Litigation granted DoubleClick's motion to transfer, coordinate and consolidate all twelve federal actions before Judge Buchwald in the Southern District of New York. These lawsuits have only recently been filed. DoubleClick believes that these lawsuits are without merit and is vigorously defending itself against them.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 2000 Annual Meeting of Stockholders on May 26, 2000. At that meeting, our stockholders approved the following proposals: (i) election of
W. Grant Gegory and Don Peppers as

Class III directors whose term expires in 2003, and (ii) ratification of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2000.

         There were 102,049,808 votes cast for and 221,969 votes withheld in connection with the election of Don Peppers as a director. There were 101,941,880 votes cast for and 329,897 votes withheld in connection with the election of W. Grant Gregory as a director. The remainder of our board of directors remains as previously reported. There were 102,161,803 votes cast for, 58,468 votes cast against and 51,506 abstentions in connection with the ratification of PricewaterhouseCoopers LLP as independent auditors.

ITEM 5.  OTHER INFORMATION

CHIEF EXECUTIVE OFFICER

    On July 25, 2000, we announced that our President and Chief Operating Officer Kevin Ryan was named Chief Executive Officer and appointed to the Board of Directors. Kevin O'Connor, formerly our Chief Executive Officer, remains as Chairman. In his new role, Mr. Ryan continues to run the day-to-day operations while Mr. O'Connor will continue to focus on new market development and long term strategic planning for DoubleClick.

ALTAVISTA COMPANY

    On August 7, 2000, we announced the restructuring of our Advertising Services Agreement with AltaVista Company (the 'New Agreement'). The New Agreement will replace our current agreements with AltaVista: the Interim Amended and Restated Advertising Services Agreement, effective as of
November 1, 1999, and the Advertising Services Agreement, effective as of January 1, 1999. There are four components to the New Agreement: U.S. ad sales, international ad sales, the DART for Publishers Service, and the DART for Advertisers Service.

    Under the New Agreement, AltaVista will immediately assume lead ad sales responsibility for U.S. strategic advertisers, and will assume lead ad sales responsibility for all other U.S. advertisers by February 2001. In addition, AltaVista will assume lead ad sales responsibility for advertisers located in the United Kingdom, France, Germany, Italy, Sweden and the Netherlands by January 1, 2001. DoubleClick will continue to represent AltaVista in other international markets on an exclusive third party basis through December 31, 2001, subject to AltaVista's right to assume lead responsibility sooner.

    After AltaVista assumes the lead ad responsibility in a market, DoubleClick will have the right to sell ads on a run of network or run of category basis on the AltaVista Web sites in that market on a non-exclusive basis, as part of DoubleClick's worldwide ad networks, through December 31, 2004.

    Under the New Agreement, the DART for Publishers Service ('DFP') will serve ads on AltaVista's Web sites through December 31, 2004. The ads required to be served through DFP declines in each year of the agreement, subject to certain minimums. Under the New Agreement, the DART for Advertisers Service will serve the majority of AltaVista's online advertising campaigns through December 2004.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)  The following Exhibit is filed as part of this report

         27.01 -- Financial Data Schedule

         (b)  Reports on Form 8-K

         We filed a Report on Form 8-K, Item 5, on June 26, 2000, announcing our acquisition of Flashbase, Inc. under the terms of the Stock Purchase Agreement dated as of May 26, 2000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000
                                    DOUBLECLICK INC.


                                    By: /s/ Stephen Collins
                                        ----------------------------------------
                                         Stephen Collins
                                         CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL OFFICER
                                         AND DULY AUTHORIZED SIGNATORY)

                              EXHIBIT INDEX

Number       Description

27.01        Financial Data Schedule