Form 10-Q
period 2000-09-30
DOUBLECLICK INC
filed 2000-11-14
CIK 1049480

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------
                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER: 000-23709

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

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 1, 2000 there were 123,534,944 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements
         Consolidated Balance Sheet as of September 30, 2000 and
           December 31, 1999.........................................    1
         Consolidated Statement of Operations for the three and nine
           months ended September 30, 2000 and 1999..................    2
         Consolidated Statement of Cash Flows for the nine months
           ended September 30, 2000 and 1999.........................    3
         Notes to Consolidated Financial Statements..................    4
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   10
Item 3:  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   18

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings...........................................   34
Item 5:  Other Information...........................................   35
Item 6:  Exhibits and Report on Form 8-K.............................   35

ITEM 1. FINANCIAL STATEMENTS

                                DOUBLECLICK INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                                  ----            ----
                                                               (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................   $  198,838       $119,238
    Investments in marketable securities....................      391,779        179,776
    Accounts receivable, net of allowances of $27,007 and
      $15,004, respectively.................................      128,394         89,177
    Prepaid expenses and other current assets...............       57,839         34,089
                                                               ----------       --------
        Total current assets................................      776,850        422,280
Investments in marketable securities........................      302,994        145,789
Property and equipment, net.................................      145,277         61,980
Intangible assets, net......................................      115,095         94,475
Investments in affiliates...................................       59,801             --
Other assets................................................        9,767          4,883
                                                               ----------       --------
        Total assets........................................   $1,409,784       $729,407
                                                               ----------       --------
                                                               ----------       --------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................   $   71,537       $ 32,846
    Accrued expenses and other current liabilities..........      101,714         49,768
    Deferred revenue........................................       37,148         29,783
                                                               ----------       --------
        Total current liabilities...........................      210,399        112,397
Long-term obligations and notes.............................       12,116          5,348
Convertible subordinated notes..............................      250,000        250,000
Minority interest...........................................        5,301             --
STOCKHOLDERS' EQUITY:
    Common stock, par value $0.001; 400,000,000 shares
      authorized, 123,026,718 and 112,453,892 shares issued,
      respectively..........................................          123            112
    Treasury stock, 160,283 shares at September 30, 2000....      (18,419)            --
    Additional paid-in capital..............................    1,112,906        475,565
    Deferred compensation...................................         (355)        (1,106)
    Accumulated deficit.....................................     (161,120)      (109,831)
    Other accumulated comprehensive loss....................       (1,167)        (3,078)
                                                               ----------       --------
        Total stockholders' equity..........................      931,968        361,662
                                                               ----------       --------
        Total liabilities and stockholders' equity..........   $1,409,784       $729,407
                                                               ----------       --------
                                                               ----------       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30          SEPTEMBER 30
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                        ----       ----       ----       ----
Revenue.............................................  $135,169   $ 75,336   $373,312   $164,604
Cost of revenue.....................................    57,216     29,198    169,232     65,574
                                                      --------   --------   --------   --------
    Gross profit....................................    77,953     46,138    204,080     99,030
Operating expenses:
    Sales and marketing (exclusive of non-cash
      compensation of $7,862 and $17,616 in 2000,
      respectively).................................    53,077     27,528    148,738     67,569
    General and administrative (exclusive of
      non-cash compensation of $63, $513, $164 and
      $1,503 respectively)..........................    20,752      9,150     63,651     21,966
    Product development.............................    12,179      7,391     33,030     19,525
    Amortization of intangibles.....................    14,067        195     32,605        693
    Non-cash compensation...........................     7,925        513     17,780      1,503
    Facility relocation and other...................        --        388         --      2,520
                                                      --------   --------   --------   --------
        Total operating expenses....................   108,000     45,165    295,804    113,776
Income (loss) from operations.......................   (30,047)       973    (91,724)   (14,746)
Other income:
    Equity in earnings (losses) of affiliates.......       374       (208)    (4,385)      (573)
    Gain on equity transactions of affiliates,
      net...........................................     2,077         --     11,026         --
    Interest and other, net.........................    16,272      3,891     34,885      9,128
                                                      --------   --------   --------   --------
        Total other income..........................    18,723      3,683     41,526      8,555
Income (loss) before income taxes...................   (11,324)     4,656    (50,198)    (6,191)
Benefit (provision) for income taxes................       147     (4,520)    (1,485)    (7,484)
                                                      --------   --------   --------   --------
Income (loss) before minority interest..............   (11,177)       136    (51,683)   (13,675)
Minority interest...................................       453         --        453         --
                                                      --------   --------   --------   --------
Net income (loss)...................................  $(10,724)  $    136   $(51,230)  $(13,675)
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Basic net income (loss) per share...................  $  (0.09)  $   0.00   $  (0.43)  $  (0.13)
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Weighted-average shares used in net income (loss)
  per share-basic...................................   122,621    110,446    120,517    109,034
Diluted net income (loss) per share.................  $  (0.09)  $   0.00   $  (0.43)  $  (0.13)
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Weighted-average shares used in net income (loss)
  per share-diluted.................................   122,621    121,752    120,517    109,034

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(51,230)   (13,675)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and leasehold amortization.................    23,020     13,392
    Equity in losses of affiliates..........................     4,385        573
    Gain on equity transactions of affiliates, net..........   (11,026)        --
    Minority interest.......................................      (453)        --
    Facility relocation and other...........................        --      1,363
    Non-cash compensation...................................    17,780      1,503
    Amortization of intangible assets.......................    32,605        693
    Provision for bad debts and advertiser discounts........    37,261     11,050
Changes in operating assets and liabilities:
    Accounts receivable.....................................   (73,476)   (28,747)
    Prepaid expenses and other assets.......................   (22,411)   (16,017)
    Accounts payable........................................    36,649      1,294
    Accrued expenses and other..............................    31,151     16,439
    Income taxes receivable.................................        --        415
    Deferred revenue........................................     7,365     14,232
                                                              --------   --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........    31,620      2,515
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities, net......  (392,949)  (305,828)
Maturities of investments in marketable securities..........    25,828     19,703
Purchases of property, plant and equipment..................  (102,704)   (34,924)
Investments in affiliates and other.........................   (12,760)      (564)
Security deposits...........................................    (5,820)        --
Acquisitions of businesses and intangible assets............   (21,165)        --
                                                              --------   --------
        NET CASH USED IN INVESTING ACTIVITIES...............  (509,570)  (321,613)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock net of issuance
  costs.....................................................   502,918    114,015
Proceeds from the exercise of stock options and the issuance
  of warrants...............................................    49,643      5,871
Proceeds from the issuance of Convertible Subordinated
  Notes, net of deferred offering costs.....................        --    244,747
Proceeds from issuance of stock by affiliate................     5,614         --
Payment of notes and capital lease obligations..............      (448)    (1,797)
                                                              --------   --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........   557,727    362,836
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      (177)      (283)
                                                              --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    79,600     43,455
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   119,238    161,670
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $198,838   $205,125
                                                              --------   --------
                                                              --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    DoubleClick Inc. (together with its subsidiaries, 'DoubleClick') is a leading provider of comprehensive global interactive marketing and advertising solutions. DoubleClick offers a broad range of integrated media, technology and data solutions to advertisers, ad agencies, Web publishers and merchants.

    DoubleClick is organized in three segments: Media, Technology (or 'TechSolutions') and Data (or 'Data Services') based on types of service provided. DoubleClick Media consists of the worldwide DoubleClick networks, which provide fully outsourced and highly effective advertising sales, delivery and related services to a worldwide group of advertisers and publishers. DoubleClick TechSolutions consists of the DART-based service bureau offering and the AdServer family of software products. DoubleClick Data Services includes Abacus Direct, consisting of a proprietary database of consumer purchasing behavior used for direct mail marketing purposes, and Abacus Online, including targeted e-mail prospecting solutions for Internet advertising.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of DoubleClick, its wholly-owned subsidiaries, and subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Investments in entities in which DoubleClick does not have a controlling financial interest, but over which DoubleClick has significant influence are accounted for using the equity method. Investments where DoubleClick does not have the ability to exercise significant influence are accounted for using the cost method.

    In 1999, DoubleClick consummated mergers with NetGravity, Inc. ('NetGravity'), Abacus Direct Corporation ('Abacus'), and Business Link Incorporated (d/b/a Opt-In Email.com, 'Opt-In'), which have been accounted for using the pooling of interests method, and accordingly, the consolidated financial statements for the prior periods presented and the accompanying notes have been restated.

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

BASIC AND DILUTED NET INCOME/LOSS PER COMMON SHARE

    Basic net income/loss per common share excludes the effect of potentially dilutive securities and is computed by dividing the net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income/loss per share adjusts for the effect of convertible securities, stock options and other potentially dilutive financial instruments only in the periods in which such effect would be dilutive.

    For the three and nine month periods ending September 30, 2000, and for the nine month period ending September 30, 1999, approximately 22.7 million and 16.3 million respectively, outstanding options to purchase common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. For all periods presented in the consolidated statement of operations, the computations of diluted net income/loss per share exclude the effect of 6,060,606 shares issuable upon the conversion of $250 million, 4.75% Convertible Subordinated Notes due 2006, since their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for the three month period ending September 30, 2000 and the nine month periods ending September 30, 2000 and 1999.

    Approximately 5.9 million options to purchase shares of common stock were not included in the calculation of diluted earnings per share for the three month period ended September 30, 1999, since their inclusion would have had an antidilutive effect.

ISSUANCE OF STOCK BY AFFILIATES

    Changes in DoubleClick's equity interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the consolidated statement of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of Staff Accounting Bulletin ('SAB') No. 51.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject DoubleClick to concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable and advances.

    Credit is extended to customers based on the evaluation of their financial condition, and collateral is not required. DoubleClick performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.

    In November 1999, DoubleClick advanced approximately $20 million to a single publisher, of which approximately $19 million remains outstanding at September 30, 2000 on an unsecured basis. This amount is included in prepaid expenses and other current assets on the consolidated balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin No. 101 ('SAB 101'), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views on the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of the implementation of SAB 101 until the fourth quarter of fiscal 2000. DoubleClick does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

NOTE 2 -- BUSINESS COMBINATIONS

    In July 2000, DoubleClick contributed its wholly-owned subsidiary, NetGravity Japan, to its affiliate DoubleClick Japan in return for an additional 27% ownership interest in DoubleClick Japan. In addition to increasing DoubleClick's equity interest to approximately 37%, the agreement with DoubleClick Japan enables it to nominate a majority of the seats on DoubleClick Japan's Board of Directors and exercise a controlling financial interest in its operations. Pursuant to APB 16, Business Combinations, DoubleClick has consolidated the net assets and results of operations of DoubleClick Japan as of the date of the agreement. As DoubleClick Japan's net assets and results of operations had not previously been consolidated in DoubleClick's financial statements, this simultaneous transfer and acquisition was treated as a partial sale of its interest in NetGravity Japan and a step acquisition of an additional equity interest in DoubleClick Japan. Full reverse acquisition accounting was used and a $20.7 million gain recognized to the extent that NetGravity Japan was deemed sold to the minority shareholders of DoubleClick Japan. This gain has been included in 'Gain on equity transactions of affiliates, net' in DoubleClick's consolidated statement of operations. Goodwill of $21.3 million was also recorded to reflect the proportionate step-up in DoubleClick Japan's assets as the result of the reverse acquisition.

    Subsequent to the transfer of NetGravity Japan described above, DoubleClick made an additional investment of $5.4 million in DoubleClick Japan, which increased its interest to approximately 43%. This transaction has been accounted for as a step acquisition and DoubleClick has recorded approximately $0.7 million of goodwill, which represents the excess of its additional investment over the fair value of the incremental assets acquired.

    Effective May 26, 2000, DoubleClick acquired Flashbase, Inc. ('Flashbase') for approximately $19.6 million. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. DoubleClick recorded approximately $19.5 million of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired.

    DoubleClick consummated mergers with NetGravity, Abacus and Opt-In Email.com during 1999 which have been accounted for as poolings of interests. DoubleClick acquired the remaining interests it did not previously own in DoubleClick Scandinavia AB in December 1999 and DoubleClick Iberoamerica S.L. in November 1999. These transactions were accounted for as purchases.

NOTE 3 -- INVESTMENT IN VALUECLICK, INC

    Effective February 28, 2000, DoubleClick acquired an approximately 33% interest in ValueClick, Inc. ('ValueClick') as well a warrant to purchase additional shares in ValueClick using a combination of cash and DoubleClick shares. DoubleClick's equity investment in ValueClick was recorded based on the fair value of the consideration paid (approximately $94.2 million), less approximately $27.7 million of treasury stock that represents DoubleClick's proportionate share of its common stock held by ValueClick. In addition to approximately $41.3 million of goodwill, DoubleClick's investment in ValueClick also included an amount of approximately $18.7 million which represented the fair value of the warrant on February 28, 2000.

    In March 2000, ValueClick completed its initial public offering of common stock, issuing 4,000,000 shares at a price of $19 per share, which raised net proceeds of approximately $69.5 million. As a result, DoubleClick's ownership interest in ValueClick was reduced to approximately 28% and the value of its proportionate share of ValueClick's net assets increased. DoubleClick recorded an increase in the value of its investment of approximately $12.9 million, reduced the carrying amount of treasury stock to approximately $23.8 million and recognized a gain of approximately $8.9 million.

    In the third quarter of 2000, DoubleClick recorded an increase in the value of its investment in ValueClick of approximately $2.9 million as the result of ValueClick selling a portion of the DoubleClick shares it owned to third parties. Also as a result of this sale, DoubleClick recognized a reduction in its treasury stock of approximately $5.3 million and a $2.4 million reduction of additional paid-in capital, which represented the difference between the treasury shares' original basis and the cash proceeds from the sale.

    During the third quarter of 2000, DoubleClick recognized a gain as the result of the initial public offering of ValueClick Japan, a consolidated subsidiary of ValueClick. Pursuant to SAB 51, ValueClick recognized a gain to the extent that a portion of its interest was deemed sold through the offering at a price higher than its original basis. DoubleClick has recognized its proportionate share of this gain, approximately $3.9 million in 'Equity in earnings of affiliates'.

    In the third quarter of fiscal 2000, DoubleClick management made an assessment of the carrying value of its warrant to purchase additional shares of ValueClick and determined that it was in excess of its estimated net realizable value. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $18.7 million relating to this warrant. This impairment has been recorded in 'Gain on equity transactions of affiliates, net' in DoubleClick's consolidated statement of operations.

    DoubleClick's investment in ValueClick is being accounted for under the equity method. DoubleClick's proportionate share of ValueClick's net income or loss and amortization of goodwill is included in 'Equity in earnings of affiliates' in the accompanying consolidated statement of operations. Amortization of goodwill is being recorded on a straight-line basis over three years.

NOTE 4 -- NON-CASH COMPENSATION

    Non-cash compensation consists primarily of the expected additional consideration payable to certain former shareholders of DoubleClick Scandinavia and Flashbase. Additional shares of DoubleClick common stock are contingently issuable based on the continued employment of the former shareholders and the attainment of specific performance objectives. We have assessed, and will continue to assess, the probability and amount of the shares payable and expect to incur significant non-cash compensation charges in 2000 and 2001. The maximum total value of the contingently issuable shares is approximately $65.0 million.



NOTE 5 -- AGREEMENT WITH ALTAVISTA

    On August 7, 2000 DoubleClick announced a restructuring of its Advertising Services Agreement with AltaVista. DoubleClick has recognized income of approximately $5.0 million related to contract termination fees associated with the restructuring of its Advertising Services Agreement. This amount has been included in 'Interest and other, net'.

NOTE 6 -- STOCKHOLDERS' EQUITY

    Pursuant to an underwriting agreement dated February 17, 2000, DoubleClick completed a public offering of 7,500,000 shares of its common stock, of which DoubleClick sold 5,733,411 shares and certain stockholders sold 1,766,589 shares. DoubleClick's net proceeds were approximately $502.9 million, after deducting underwriting discounts, commissions and offering expenses.

    In April 1999 and January 2000, DoubleClick effected two-for-one stock splits in the form of 100 percent stock dividends. The splits were approved for shareholders of record as of March 22, 1999 and December 31, 1999, respectively. Accordingly, all share and per share amounts presented in these consolidated financial statements and related notes have been restated to reflect these stock splits.

NOTE 7 -- SEGMENT REPORTING

    Effective December 31, 1998, DoubleClick adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. DoubleClick is organized into three segments: Media, Technology and Data.

    Revenues and gross profit by segment are as follows:

                                  THREE MONTHS ENDED SEPTEMBER 30, 2000        THREE MONTHS ENDED SEPTEMBER 30, 1999
                                ------------------------------------------   ------------------------------------------
                                 MEDIA     TECHNOLOGY    DATA      TOTAL      MEDIA     TECHNOLOGY    DATA      TOTAL
                                 -----     ----------    ----      -----      -----     ----------    ----      -----
Revenue.......................  $ 64,264    $ 53,493    $24,020   $141,777   $ 34,644    $ 19,728    $23,019   $ 77,391
Intersegment elimination......        --      (6,541)       (67)    (6,608)        --      (2,055)        --     (2,055)
                                --------    --------    -------   --------   --------    --------    -------   --------
Revenue from external
 customers....................  $ 64,264    $ 46,952    $23,953   $135,169   $ 34,644    $ 17,673    $23,019   $ 75,336
                                --------    --------    -------   --------   --------    --------    -------   --------
                                --------    --------    -------   --------   --------    --------    -------   --------
Gross profit..................  $ 21,089    $ 38,798    $18,066   $ 77,953   $ 13,758    $ 13,324    $19,056   $ 46,138
                                --------    --------    -------   --------   --------    --------    -------   --------
                                --------    --------    -------   --------   --------    --------    -------   --------
                                   NINE MONTHS ENDED SEPTEMBER 30, 2000         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                ------------------------------------------   ------------------------------------------
                                 MEDIA     TECHNOLOGY    DATA      TOTAL      MEDIA     TECHNOLOGY    DATA      TOTAL
                                 -----     ----------    ----      -----      -----     ----------    ----      -----
Revenue.......................  $193,443    $141,921    $54,538   $389,902   $ 74,585    $ 46,000    $48,987   $169,572
Intersegment elimination......        --     (16,523)       (67)   (16,590)        --      (4,968)        --     (4,968)
                                --------    --------    -------   --------   --------    --------    -------   --------
Revenue from external
 customers....................  $193,443    $125,398    $54,471   $373,312   $ 74,585    $ 41,032    $48,987   $164,604
                                --------    --------    -------   --------   --------    --------    -------   --------
                                --------    --------    -------   --------   --------    --------    -------   --------
Gross profit..................  $ 65,260    $100,886    $37,934   $204,080   $ 30,134    $ 30,414    $38,482   $ 99,030
                                --------    --------    -------   --------   --------    --------    -------   --------
                                --------    --------    -------   --------   --------    --------    -------   --------

NOTE 8 -- COMPREHENSIVE LOSS

    Comprehensive loss consists of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $8.0 million and $0.5 million for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended
September 30, 2000 and 1999, comprehensive loss was $49.3 million and $14.9 million respectively.

NOTE 9 -- CONTINGENCIES

    Several civil litigations related to DoubleClick's online data collection practices are currently pending against DoubleClick. These proceedings seek remedies, including damages, of an indeterminable nature and amount, and allege variously that DoubleClick has unlawfully obtained and used consumers' personal information. DoubleClick vigorously contests these allegations.

    There have been a number of political, legislative, regulatory and other developments relating to online data collection that have received widespread media attention. These developments may negatively affect the outcomes of related legal proceedings and encourage the commencement of additional similar proceedings. Since February 2000, the Federal Trade Commission has been pursuing an inquiry into DoubleClick's ad serving and data collection practices. DoubleClick is complying with the Federal Trade Commission's requests for information. In addition, DoubleClick's ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. DoubleClick is cooperating fully with all such inquiries by the various states. DoubleClick may receive additional regulatory inquiries and intends to cooperate fully.

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

    DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that our financial condition and results of operations could be materially adversely effected by the ultimate outcome of the pending litigation. As of September 30, 2000, no provision has been made for any damages that may result upon the resolution of these uncertainties.

NOTE 10 -- RECENT DEVELOPMENTS

    On September 24, 2000, DoubleClick announced the signing of an agreement to purchase all the outstanding shares of @plan.inc., a leading online business to business exchange for optimizing Internet advertising and merchandising strategies through its target market research planning systems. This purchase will be effected through a combination of stock and cash that is intended to qualify as a tax-free reorganization for United States federal income tax purposes. The number of shares of DoubleClick common stock issuable in the merger will be determined based on the average closing price of DoubleClick common stock on the Nasdaq National Market on the ten trading days ending four business days before the @plan special shareholders' meeting, or the closing date if the special shareholders' meeting does not occur on the closing date. In addition, all outstanding options and warrants to acquire shares of @plan common stock will be assumed by DoubleClick and converted at the same exchange ratio into options to purchase shares of DoubleClick common stock. This transaction is subject to regulatory approvals, the approval of a majority of @plan shares and other customary conditions. DoubleClick anticipates that this merger will be consummated in the first quarter of fiscal 2001.

    On October 2, 2000 DoubleClick announced the signing of an agreement to acquire, in a stock-for-stock transaction, NetCreations, Inc., a provider of opt-in e-mail marketing services, specializing in e-mail address list management, brokerage and delivery. This purchase will be effected through the exchange of 0.41 of a share of DoubleClick common stock for each share of NetCreations common stock outstanding. In addition, all outstanding options to acquire shares of NetCreations common stock will be assumed by DoubleClick and converted at the same exchange ratio into options to purchase shares of DoubleClick common stock. In the acquisition, DoubleClick will exchange approximately 6.4 million shares of DoubleClick common stock for all the issued and outstanding capital stock of NetCreations. Following the merger, NetCreations will become a wholly-owned subsidiary of DoubleClick. DoubleClick and NetCreations expect this acquisition to qualify as a tax-free reorganization for United States federal income tax purposes. This transaction is subject to regulatory approvals, the adoption of the merger agreement by holders of 66 2/3% of NetCreations' outstanding common stock and other customary conditions. DoubleClick anticipates that this merger will be consummated in the fourth quarter of fiscal 2000.

    In October 2000, DoubleClick, 24/7 Media and Sabela Media settled the patent litigation 24/7 Media initiated against DoubleClick and the patent litigation previously initiated against Sabela Media by DoubleClick. Consequently, both of these lawsuits will be dismissed with prejudice. As part of the settlement, 24/7 Media and DoubleClick granted each other certain rights in certain of their respective patents. Separately, L90 and DoubleClick have entered into an agreement pursuant to which the parties will enter into definitive documents to settle the patent infringement lawsuit, including L90's related counterclaims, pending in federal district court in Manhattan. Under the definitive documents, the parties will dismiss the pending lawsuit with prejudice, and grant each other certain rights in certain of their respective patents. The resolution of these matters did not have a material impact on DoubleClick's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                DOUBLECLICK INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DOUBLECLICK CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF DOUBLECLICK WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER 'RISK FACTORS' AND ELSEWHERE IN THIS REPORT AND IN DOUBLECLICK'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     DoubleClick Media ('Media')

     DoubleClick Technology Solutions ('Technology' or 'TechSolutions'); and

     DoubleClick Data Services ('Data')

BUSINESS COMBINATIONS

    On September 24, 2000, DoubleClick announced the signing of an agreement to purchase all the outstanding shares of @plan.inc., a leading online business to business exchange for optimizing Internet advertising and merchandising strategies through its target market research planning systems. This purchase will be effected through a combination of stock and cash that is intended to qualify as a tax-free reorganization for United States federal income tax purposes. The number of shares of DoubleClick common stock issuable in the merger will be determined based on the average closing price of DoubleClick common stock on the Nasdaq National Market on the ten trading days ending four business days before the @plan special shareholders' meeting, or the closing date if the special shareholders' meeting does not occur on the closing date. In addition, all outstanding options and warrants to acquire shares of @plan common stock will be assumed by DoubleClick and converted at the same exchange ratio into options to purchase shares of DoubleClick common stock. This transaction is subject to regulatory approvals, the approval of a majority of @plan shares and other customary conditions. DoubleClick anticipates that this merger will be consummated in the first quarter of fiscal 2001.

    On October 2, 2000 DoubleClick announced the signing of an agreement to acquire, in a stock-for-stock transaction, NetCreations, Inc., a provider of opt-in e-mail marketing services, specializing in e-mail address list management, brokerage and delivery. This purchase will be effected through the exchange of 0.41 of a share of DoubleClick common stock for each share of NetCreations common stock outstanding. In addition, all outstanding options to acquire shares of NetCreations common stock will be assumed by DoubleClick and converted at the same exchange ratio into options to purchase shares of DoubleClick common stock. In the acquisition, DoubleClick will exchange approximately 6.4 million shares of DoubleClick common stock for all the issued and outstanding capital stock of NetCreations. Following the merger, NetCreations will become a wholly-owned subsidiary of DoubleClick. DoubleClick and NetCreations expect this acquisition to qualify as a tax-free reorganization for United States federal income tax purposes. This transaction is subject to regulatory approvals, the adoption of the merger agreement by holders of 66 2/3% of NetCreations' outstanding common stock and other customary conditions. DoubleClick anticipates that this merger will be consummated in the fourth quarter of fiscal 2000.

    In July 2000, we contributed our wholly-owned subsidiary, NetGravity Japan, to our affiliate DoubleClick Japan in return for an additional 27% ownership interest in DoubleClick Japan. In addition to increasing our equity interest to approximately 37%, the agreement with DoubleClick Japan enables us to nominate a majority of the seats on DoubleClick Japan's Board of Directors and exercise a controlling financial interest in its operations. Pursuant to APB 16, Business Combinations, we have consolidated the net assets and results of operations of DoubleClick Japan as of the date of the agreement. As DoubleClick Japan's net assets and results of operations had not previously been consolidated in our financial statements, this simultaneous transfer and acquisition was treated as a partial sale of its interest in NetGravity Japan and a step acquisition of an additional equity interest in DoubleClick Japan. Full reverse acquisition accounting was used and a $20.7 million gain recognized to the extent that NetGravity Japan was deemed sold to the minority shareholders of DoubleClick Japan. This gain has been included in 'Equity transactions of affiliates' in our consolidated statement of operations. Goodwill of $21.3 million was also recorded to reflect the proportionate step-up in DoubleClick Japan's assets as the result of the reverse acquisition.

    Effective May 26, 2000, DoubleClick acquired Flashbase, Inc. ('Flashbase') for approximately $19.6 million. The acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. DoubleClick recorded approximately $19.5 million of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired.

    We consummated mergers with NetGravity, Abacus and Opt-In Email.com during 1999 which have been accounted for as poolings of interests. We acquired the remaining interests not previously owned by us in DoubleClick Scandinavia AB in December 1999 and DoubleClick Iberoamerica S.L. in November 1999. These transactions were accounted for as purchases.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

    Revenues and gross profit by segment are as follows:

                         THREE MONTHS ENDED SEPTEMBER 30, 2000      THREE MONTHS ENDED SEPTEMBER 30, 1999
                       -----------------------------------------   ----------------------------------------
                        MEDIA    TECHNOLOGY    DATA      TOTAL      MEDIA    TECHNOLOGY    DATA      TOTAL
                        -----    ----------    ----      -----      -----    ----------    ----      -----
Revenue..............  $64,264    $53,493     $24,020   $141,777   $34,644    $19,728     $23,019   $77,391
Intersegment
  elimination........       --     (6,541)        (67)    (6,608)       --     (2,055)         --    (2,055)
                       -------    -------     -------   --------   -------    -------     -------   -------
Revenue from external
  customers..........  $64,264    $46,952     $23,953   $135,169   $34,644    $17,673     $23,019   $75,336
                       -------    -------     -------   --------   -------    -------     -------   -------
                       -------    -------     -------   --------   -------    -------     -------   -------
Gross profit.........  $21,089    $38,798     $18,066   $ 77,953   $13,758    $13,324     $19,056   $46,138
                       -------    -------     -------   --------   -------    -------     -------   -------
                       -------    -------     -------   --------   -------    -------     -------   -------

DOUBLECLICK MEDIA

    DoubleClick Media revenue is derived primarily from the sale and delivery of advertising impressions through third-party Web sites comprising the worldwide DoubleClick Media networks. Cost of revenues consists primarily of service fees paid to Web publishers for impressions delivered on our worldwide networks, the costs of ad delivery, and technology support provided by DoubleClick TechSolutions.

    Revenue for DoubleClick Media increased 85.5% to $64.3 million for the three months ended September 30, 2000 from $34.6 million for the three months ended September 30, 1999. DoubleClick Media gross margin was 32.8% for the three months ended September 30, 2000 and 39.7% for the three months ended September 30, 1999. The increase in DoubleClick Media revenue was due to an increase in on-line ad spending on the worldwide DoubleClick networks. Gross margin decreased due to a less favorable product mix and declining prices, while the costs of ad delivery remained constant. Gross margin also decreased due to a reduction in the proportion of revenue derived from advertising impressions delivered to users of the AltaVista web site.

    DoubleClick Media revenue derived from advertising impressions delivered to the users of the AltaVista Web site was $7.6 million, or 11.8% of DoubleClick Media revenue for the three months ended September 30, 2000, compared to $6.1 million, or 17.6% of DoubleClick Media revenue for the three months ended September 30, 1999. Because of specific contractual terms unique to AltaVista, we recognize revenue from sales commissions, billing and and collection fees and DART service fees derived from the sale and delivery of ads on the AltaVista Web site and associated services. AltaVista DART services fees recognized by TechSolutions were $2.5 million and $1.2 million for the three months ended September 30, 2000 and 1999, respectively.

    On August 7, 2000, we announced a restructuring of our Advertising Services Agreement with AltaVista ('New Agreement'). Under the New Agreement, AltaVista will assume lead ad sales responsibility for domestic advertisers by February 2001, and international advertisers by December 2001 (subject to AltaVista's right to assume lead responsibility sooner in certain international markets). After AltaVista assumes lead ad responsibility in a market, DoubleClick will have the right to sell ads on the AltaVista Web sites in that market on a non-exclusive basis, as part of DoubleClick's worldwide ad networks, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers Service declining in each year of the agreement, subject to certain minimums. The DART for Advertisers Service will serve the majority of AltaVista'a online advertising campaigns through December 2004. As a result of the New Agreement, DoubleClick Media revenue derived from advertising impressions delivered to the users of the AltaVista website will decrease significantly commencing in the first quarter of 2001.

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue is derived primarily from sales of our DART and AdServer product offerings. DoubleClick TechSolutions cost of revenue includes costs associated with the delivery of advertisements, including Internet access costs, depreciation of the ad delivery system, facilities, personnel related costs incurred to operate our ad delivery system, and consulting and support of our AdServer product.

    DoubleClick TechSolutions revenue increased 171.2% to $53.5 million for the three months ended September 30, 2000 from $19.7 million for the three months ended September 30, 1999. DoubleClick TechSolutions gross margin was 72.5% for the three months ended September 30, 2000 and 67.5% for the three months ended September 30, 1999. The increase in DoubleClick TechSolutions revenue was due primarily to an increase in the number of DART and AdServer clients coupled with an increased volume of advertising impressions delivered for new and existing clients. The increase in gross margin is due primarily to increased efficiencies in our DART-based service bureau and in our consulting and support of the AdServer product.

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

    DoubleClick Data Services revenue increased 4.3% to $24.0 million for the three months ended September 30, 2000 from $23.0 million for the three months ended September 30, 1999. Gross margin declined from 82.8% for the three months ended September 30, 1999 to 75.2% for the three months ended September 30, 2000. The increase in revenue was due primarily to an increase in sales to new and existing clients. The decline in gross margin was primarily attributable to increases in personnel related costs resulting from higher employment levels and, to a lesser extent, facilities, depreciation and processing costs associated with supporting new product initiatives.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing costs consist primarily of compensation and related benefits, sales commissions, advertising, bad debt expense, general marketing costs, telecommunications expenses, and other operating expenses associated with the sales and marketing departments. Sales and marketing costs were $53.1 million, or 39.3% of revenue for the three months ended September 30, 2000, compared to $27.5 million, or 36.5% of revenue for the three months ended September 30, 1999. This increase in sales and marketing costs was primarily due to the increase in compensation and related benefits associated with the growth of our business, increases in sales commissions associated with the increase in revenue, increased costs related to the continued development and implementation of our marketing and branding campaigns and an increase in the provision for doubtful accounts associated with the increase in revenues and level of business activity. The increase in sales and marketing expenses as a percentage of revenues resulted from our continued effort to build our sales and marketing infrastructure. We expect sales and marketing expenses to increase in absolute dollars as we expand into new markets, continue to promote the DoubleClick brand and hire additional personnel, as needed, but decrease as a percentage of revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility related costs. General and administrative expenses were $20.8 million, or 15.4% of revenue for the three months ended September 30, 2000 and $9.2 million, or 12.1% of revenue for the three months ended September 30, 1999. The increase in absolute dollars was primarily the result of increased compensation and related benefits, increased professional services fees and increases in other general costs associated with the growth of our business and operations. Increased professional services fees related largely to consulting fees to integrate, convert and develop our systems and legal services incurred to address privacy concerns and patent infringement lawsuits. We expect general and administrative expenses to continue to increase in absolute dollars as we incur costs related to the growth of our business but decrease as a percentage of revenue.

PRODUCT DEVELOPMENT

    Product development costs consist primarily of compensation and related benefits, consulting fees and other operating expenses incurred by the various product development departments. To date, all product development costs have been expensed as incurred. Product development costs were $12.2 million, or 9.0% of revenue for the three months ended September 30, 2000, compared to $7.4 million, or 9.8% of revenue for the three months ended September 30, 1999. This increase in absolute dollars is due primarily to the increase in compensation and related benefits of product development personnel, consulting fees for enhancements to our DART and AdServer technologies, as well as our new eMail suite of products, and operating expenses associated with the general growth of our business and operations. The decrease in product development costs as a percentage of revenue is due to the growth in revenue generated from a significant number of new clients, renewals and extended contracts of existing clients, and an increase in services and products being offered.

    We believe that the continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development costs to increase in absolute dollars, but remain fairly consistent as a percentage of revenue.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $14.1 million for the three months ended September 30, 2000 and $0.2 million for the three months ended September 30, 1999. The increase was primarily the result of the amortization of goodwill related to our acquisitions of DoubleClick Scandinavia, DoubleClick Japan, Flashbase, and DoubleClick Iberoamerica.

NON-CASH COMPENSATION

    Non-cash compensation expense was $7.9 million for the three months ended September 30, 2000 and $0.5 million for the three months ended September 30, 1999. The increase in non-cash compensation relates primarily to the expected additional consideration payable to certain former shareholders of DoubleClick Scandinavia and Flashbase. Additional shares of DoubleClick common stock are contingently issuable based on the continued employment of the former shareholders and the attainment of specific performance objectives. We have assessed, and will continue to assess, the probability and amount of the shares payable and expect to incur significant non-cash compensation charges for the three months ended December 31, 2000 and fiscal year 2001.

FACILITY RELOCATION AND OTHER

    For the three months ended September 30, 1999 we incurred approximately $0.4 million in costs associated with the relocation of our corporate headquarters.

LOSS FROM OPERATIONS

    For the three months ended September 30, 2000, our operating loss was $30.0 million compared to operating income of $1.0 million for the three months ended September 30, 1999. The increase in operating loss is primarily attributable to the amortization of intangible assets and non-cash compensation as well as the building of our personnel infrastructure as discussed above. We plan to continue to grow and expand our business and therefore anticipate future losses from operations.

INTEREST AND OTHER, NET

    Interest and other, net was $16.3 million for the three months ended September 30, 2000 and $3.9 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, Interest and other, net included $14.5 million in interest income and income of approximately
$5.0 million related to contract termination fees associated with the restructuring of our Advertising Services Agreement with AltaVista in fiscal 2000. These amounts were partially offset by interest expense of approximately $3.0 million. Interest and other, net included $6.8 million of interest income for the three months ended September 30, 1999, partially offset by $3.0 million of interest expense. The increase in interest income was attributable to interest earned on cash and cash equivalents and investments in marketable securities funded primarily from the net cash proceeds from our common stock offering in February 2000. Additionally, our average yield increased due to increases in interest rates. Interest and other, net in future periods may fluctuate as a result of our average cash, investment and future debt balances as well as changes in the market rates of our investments.

INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the three months ended September 30, 1999 relates to the standalone results of Abacus prior to our merger on November 23, 1999. The benefit for the three months ended September 30, 2000 principally relates to a refund claim for taxes paid by Abacus in fiscal 1999, offset by corporate income taxes on the earnings of some of our foreign subsidiaries.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

    Revenue and gross profit by segment are as follows:

                          NINE MONTHS ENDED SEPTEMBER 30, 2000        NINE MONTHS ENDED SEPTEMBER 30, 1999
                       ------------------------------------------   -----------------------------------------
                        MEDIA     TECHNOLOGY    DATA      TOTAL      MEDIA    TECHNOLOGY    DATA      TOTAL
                        -----     ----------    ----      -----      -----    ----------    ----      -----
Revenue..............  $193,443    $141,921    $54,538   $389,902   $74,585    $46,000     $48,987   $169,572
Intersegment
  elimination........        --     (16,523)       (67)   (16,590)       --     (4,968)         --     (4,968)
                       --------    --------    -------   --------   -------    -------     -------   --------
Revenue from external
  customers..........  $193,443    $125,398    $54,471   $373,312   $74,585    $41,032     $48,987   $164,604
                       --------    --------    -------   --------   -------    -------     -------   --------
                       --------    --------    -------   --------   -------    -------     -------   --------
Gross profit.........  $ 65,260    $100,886    $37,934   $204,080   $30,134    $30,414     $38,482   $ 99,030
                       --------    --------    -------   --------   -------    -------     -------   --------
                       --------    --------    -------   --------   -------    -------     -------   --------

DOUBLECLICK MEDIA

    Revenue for DoubleClick Media increased 159.4% to $193.4 million for the nine months ended September 30, 2000 from $74.6 million for the nine months ended September 30, 1999. DoubleClick Media gross margin was 33.7% for the nine months ended September 30, 2000 and 40.4% for the nine months ended September 30, 1999. The increase in DoubleClick Media revenue was due primarily to an increase in on-line ad spending on the worldwide DoubleClick networks. Gross margin decreased due to a less favorable product mix and declining prices, while the costs of ad delivery remained constant. Gross margin also decreased due to a reduction in the proportion of revenue derived from advertising impressions delivered to users of the AltaVista web site.

    DoubleClick Media revenue derived from advertising impressions delivered to the users of the AltaVista Web sites was $23.2 million, or 12.0% of DoubleClick Media revenue for the nine months ended September 30, 2000 compared to $14.7 million, or 19.7% of DoubleClick Media revenue for the nine months ended September 30, 1999. AltaVista DART services fees recognized by TechSolutions were $7.1 million and $3.6 million for the nine months ended September 30, 2000 and 1999, respectively.

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue increased 208.5% to $141.9 million for the nine months ended September 30, 2000 from $46.0 million for the nine months ended September 30, 1999. DoubleClick TechSolutions gross margin was 71.1% for the nine months ended September 30, 2000 and 66.1% for the nine months ended September 30, 1999. The increase in DoubleClick TechSolutions revenue was due primarily to an increase in the number of DART and AdServer clients coupled with an increased volume of advertising impressions delivered for new and existing clients. The increase in gross margin is due primarily to increased efficiencies in our DART-based service bureau and in our consulting and support of the AdServer product.

DOUBLECLICK DATA SERVICES

    DoubleClick Data Services revenue increased 11.3% to $54.5 million for the nine months ended September 30, 2000 from $49.0 million for the nine months September 30, 1999. Gross margin declined from 78.6% for the nine months ended September 30, 1999 to 69.6% for the nine months ended September 30, 2000. The increase in revenue was due primarily to an increase in sales to new and existing clients. The decline in gross margin was primarily attributable to increases in personnel related costs resulting from higher employment levels and, to a lesser extent, facilities, depreciation and processing costs associated with supporting new product initiatives.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing costs consist primarily of compensation and related benefits, sales commissions, advertising, bad debt expense, general marketing costs, telecommunications expenses, and other operating expenses associated with the sales and marketing departments. Sales and marketing costs were $148.7 million, or 39.8% of revenue for the nine months ended September 30, 2000, compared to $67.6 million, or 41.0% of revenue for the nine months ended September 30, 1999. This increase in sales and marketing costs was primarily due to the increase in compensation and related benefits associated with the growth of our business, increases in sales commissions associated with the increase in revenue, increased costs related to the continued development and implementation of our marketing and branding campaigns and an increase in the provision for doubtful accounts associated with the increase in revenues and level of business activity. The decrease in sales and marketing expenses as a percentage of revenues was primarily a result of the substantial growth in revenue. We expect sales and marketing expenses to increase in absolute dollars as we expand into new markets, continue to promote the Doubleclick brand and hire additional personnel, as needed , but decrease as a percentage of revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility related costs. General and administrative expenses were $63.7 million, or 17.1% of revenue for the nine months ended September 30, 2000 and $22.0 million, or 13.3% of revenue for the nine months ended September 30, 1999. The increase in absolute dollars was primarily the result of increased compensation and related benefits, increased professional services fees and increases in other general costs associated with the growth of our business and operations. Increased professional services fees related largely to consulting fees to integrate, convert and develop our systems and legal services incurred to address privacy concerns and patent infringement lawsuits. We expect general and administrative expenses to continue to increase in absolute dollars as we incur costs related to the growth of our business but decrease as a percentage of revenue.

PRODUCT DEVELOPMENT

    Product development costs consist primarily of compensation and related benefits, consulting fees and other operating expenses incurred by the various product development departments. To date, all product development costs have been expensed as incurred. Product development costs were $33.0 million, or 8.8% of revenue for the nine months ended September 30, 2000, compared to $19.5 million, or 11.9% of revenue for the nine months ended September 30, 1999. This increase in absolute dollars is due primarily to the increase in compensation and related benefits of product development personnel, consulting fees for enhancements to our DART and AdServer technologies, as well as our new eMail suite of products, and operating expenses associated with the general growth of our business and operations. The decrease in product development costs as a percentage of revenue is due to the growth in revenue generated from a significant number of new clients, renewals and extended contracts of existing clients, and an increase in services and products being offered.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $32.6 million for the nine months ended September 30, 2000 and $0.7 million for the nine months ended September 30, 1999. The increase was primarily the result of the amortization of goodwill related to our acquisitions of DoubleClick Scandinavia, DoubleClick Japan, Flashbase, and DoubleClick Iberoamerica.

NON-CASH COMPENSATION

    Non-cash compensation was $17.8 million for the nine months ended September 30, 2000 and $1.5 million for the nine months ended September 30, 1999. The increase in non-cash compensation relates primarily to the expected additional consideration payable to certain former shareholders of DoubleClick Scandinavia and Flashbase. Additional shares of DoubleClick common stock are contingently issuable based on the continued employment of the former shareholders and the attainment of specific performance objectives. We have assessed, and will continue to assess, the probability and amount of the shares payable and expect to incur significant non-cash compensation charges in 2000 and 2001.

FACILITY RELOCATION AND OTHER

    For the nine months ended September 30, 1999 we incurred approximately $2.5 million in costs associated with the relocation of our corporate headquarters. As a result of our relocation, completed in December 1999, we incurred a non-recurring charge for the impairment of fixed assets of approximately $1.4 million. These assets were abandoned and not relocated to our new headquarters. Our management made an assessment of the carrying value of the assets to be disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets' carrying values over their remaining useful life to the abandonment date using their initial cost recovery rate. Also included in facility relocation and other for the nine months ended September 30, 1999 were duplicative rental and moving costs of approximately $1.1 million.

LOSS FROM OPERATIONS

    Loss from operations was $91.7 million for the nine months ended September 30, 2000 and $14.7 million for the nine months ended September 30, 1999. The increase in the loss from operations was due largely to the amortization of intangible assets and non-cash compensation as well as the building of our personnel infrastructure described above. We plan to continue to grow and expand our business and therefore anticipate future losses from operations.

INTEREST AND OTHER, NET

    Interest and other, net was $34.9 million for the nine months ended September 30, 2000 and $9.1 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, Interest and other, net included $40.5 million in interest income and income of approximately
$5.0 million related to contract termination fees associated with the restructuring of our Advertising Services Agreement with AltaVista in fiscal 2000. These amounts were partially offset by interest expense of approximately $9.0 million. Interest and other, net included $15.8 million of interest income for the nine months ended September 30, 1999, partially offset by $6.4 million of interest expense. The increase in interest income was attributable to interest earned on cash and cash equivalents and investments in marketable securities funded primarily from the net cash proceeds from our common stock offering in February 2000. Additionally, our average yield increased due to increases in interest rates. Interest and other, net in future periods may fluctuate as a result of our average cash, investment and future debt balances as well as changes in the market rates of our investments.

INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the nine months ended September 30, 1999 relates to the standalone results of Abacus prior to our merger on November 23, 1999. The provision for the nine months ended September 30, 2000 principally relates to corporate taxes on the earnings of some of our foreign subsidiaries and a change in estimated tax refunds receivable, partially offset by a refund claim for taxes paid by Abacus in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

    Net cash provided by operating activities was $31.6 million for the nine months ended September 30, 2000, and $2.5 million for the nine months ended September 30, 1999. The increase in cash provided by operating activities resulted primarily from a decrease in net loss (excluding certain non-cash expenses) and increases in accounts payable and accrued expenses, which were partially offset by increases in accounts receivable and prepaid expenses. Net cash used in investing activities was $509.6 million for the nine months ended September 30, 2000 and $321.6 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, we continued to acquire businesses, invest in affiliates and purchase equipment to support our growth and expansion. In addition, we invested the proceeds from our common stock issuance in marketable securities. Net cash provided by financing activities was $557.7 million for the nine months ended September 30, 2000 and $362.8 million for the nine months ended September 30, 1999. Cash provided by financing activities consisted of net proceeds from our public offerings of common stock during the nine months ended September 30, 2000 and net proceeds from our public offerings of Convertible Subordinated Notes and common stock for the nine months ended September 30, 1999.

    As of September 30, 2000 we had $198.8 million in cash and cash equivalents and $694.8 million in investments in marketable securities. As of September 30, 2000, our principal commitments consisted of our Convertible Subordinated Notes and our obligations under operating leases. Although we have no material commitments for capital expenditures, we anticipate that we will increase our capital expenditures and lease commitments in conjunction with our growth in operations and infrastructure. We continue to anticipate that our operating expenses will be a material use of our cash resources.

    On February 17, 2000, we conducted a public offering of 7,500,000 shares of our common stock, of which we sold 5,733,411 shares and certain stockholders sold 1,766,589 shares. Our net proceeds were approximately $502.9 million after deducting underwriting discounts, commissions and offering expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including both government and corporate obligations and money market funds. As of September 30, 2000, we held cash and cash equivalents and investments in marketable securities with an average time to maturity of 284 days.

    The following table presents the amounts of our financial instruments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2000.

                                                  2001       2002        2003        2006        FAIR VALUE
                                                  ----       ----        ----        ----        ----------
Cash and cash equivalents.................      $198,838         --       --             --       $198,838
Average interest rate.....................          5.01%
Fixed-rate investments in marketable
  securities..............................      $391,779   $302,994       --             --       $694,773
Average interest rate.....................          6.53%      6.92%
Convertible Subordinated Notes............            --         --       --       $250,000       $245,000
Average interest rate.....................                                             4.75%

    We did not hold derivative financial instruments as of September 30, 2000 and have never held these instruments in the past.

FOREIGN CURRENCY RISK

    We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the United Kingdom and other countries whose currency is the Euro. The effect of foreign exchange rate fluctuations for the nine months ended September 30, 2000 was not material. We do not use financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2000, we had $28.0 million in cash and cash equivalents denominated in foreign currencies.

    The introduction of the Euro has not had a material impact on how we conduct business and we do not anticipate any changes in how we conduct business as a result of increased price transparency.

    Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

                 RISKS RELATING TO DOUBLECLICK AND ITS BUSINESS

DOUBLECLICK'S LIMITED OPERATING HISTORY MAKES EVALUATING ITS BUSINESS DIFFICULT.

    DoubleClick was incorporated in January 1996 and has a limited operating history. An investor in DoubleClick's common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving industries, including the Internet advertising industry. DoubleClick's risks include:

     ability to sustain historical revenue growth rates;

     relying on the DoubleClick networks;

     managing its expanding operations;

     competition;

     attracting, retaining and motivating qualified personnel;

     maintaining its current, and developing new, strategic relationships with Web publishers;

     ability to anticipate and adapt to the changing Internet industry; and

     attracting and retaining a large number of advertisers from a variety of industries.

    DoubleClick also depends on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. DoubleClick cannot assure you that its business strategy will be successful or that it will successfully address these risks.

DOUBLECLICK HAS A HISTORY OF LOSSES AND ANTICIPATES CONTINUED LOSSES.

    DoubleClick incurred net losses of $4.0 million for the year ended
December 31, 1996, $7.7 million for the year ended December 31, 1997, $18.0 million for the year ended December 31, 1998, and $55.8 million for the year ended December 31, 1999. For the nine months ended September 30, 2000, DoubleClick incurred a net loss of $51.2 million and, as of September 30, 2000, its accumulated deficit was $161.1 million. DoubleClick has not achieved profitability and expects to continue to incur operating losses in the future. DoubleClick expects to continue to incur significant operating and capital expenditures and, as a result, it will need to generate significant revenue to achieve and maintain profitability. Although its revenue has grown in recent quarters, DoubleClick cannot assure you that it will achieve sufficient revenue to achieve or sustain profitability. Even if it does achieve profitability, DoubleClick cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows slower than DoubleClick anticipates, or if operating expenses exceed its expectations or cannot be adjusted accordingly, DoubleClick's business, results of operations and financial condition will be materially and adversely affected.

DOUBLECLICK DERIVES A SUBSTANTIAL PORTION OF ITS REVENUE FROM WEB SITES OF A LIMITED NUMBER OF WEB PUBLISHERS AND THE LOSS OF THESE WEB PUBLISHERS AS CUSTOMERS COULD HARM ITS BUSINESS.

    DoubleClick derives a substantial portion of its DoubleClick Media revenue from ad impressions it delivers on the Web sites of a limited number of Web publishers. For the nine months ended September 30, 2000, approximately 19% of DoubleClick's revenue resulted from ads delivered on the Web sites of the top five Web publishers on its DoubleClick networks. DoubleClick's business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers that account for a significant portion of the revenue from its DoubleClick networks or any significant reduction in traffic on these Web publisher's Web sites.

    The loss of these Web publishers could also cause advertisers or other Web publishers to leave DoubleClick's networks, which could materially and adversely affect its business, results of operations and financial condition. Typically DoubleClick enters into short-term contracts with Web publishers for inclusion of their Web sites in DoubleClick's networks. Since these contracts are short-term, DoubleClick will have to negotiate new contracts or renewals in the future, which may have terms that are not as favorable to it as the terms of the existing contracts. DoubleClick's business, results of operations and financial condition could be materially and adversely affected by such new contracts or renewals.

DOUBLECLICK RELIES ON ITS RELATIONSHIP WITH ALTAVISTA AND CHANGES IN THIS RELATIONSHIP COULD HARM ITS BUSINESS.

    DoubleClick's revenues have, in the past, significantly relied on revenues generated from advertisements delivered on or through the AltaVista Web site. On August 7, 2000, DoubleClick announced the restructuring of its Advertising Services Agreement with AltaVista. CMGI, Inc. currently owns approximately 82% of AltaVista. CMGI also owns several Internet advertising and marketing companies either directly or indirectly through its majority owned subsidiary Engage. These companies, including AdForce, AdKnowledge, Flycast Communications, Adsmart and Engage, compete with DoubleClick's Internet advertising solutions. Under the restructured agreement, AltaVista has extended its agreement to use DoubleClick's DART for Publishers ad serving solution through 2004. In addition, AltaVista will accelerate taking lead advertising sales responsibility for its worldwide network of Web sites in the United Kingdom, France, Germany, Italy, Sweden, and the Netherlands by January 1, 2001. The majority of advertising served on AltaVista will use DART through 2002. In 2003, at least half of all of AltaVista's ads will be served through DART. AltaVista will assume majority responsibility for ad serving thereafter. In addition, DoubleClick's DART for Advertisers solution will run the majority of AltaVista's online advertising campaigns through 2004. The unexpected loss of AltaVista as a customer or any significant reduction in traffic on or through the AltaVista Web site could materially and adversely affect DoubleClick's business, results of operations and financial condition.

DOUBLECLICK'S BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED BY LAWSUITS RELATED TO PRIVACY AND DOUBLECLICK'S BUSINESS PRACTICES.

    DoubleClick is a defendant in several pending class action lawsuits alleging, among other things, that DoubleClick unlawfully obtains and uses Internet users' personal information. DoubleClick is also the subject of a Federal Trade Commission inquiry concerning its collection and maintenance of information concerning Internet users, and inquiries involving the attorneys general of several states relating to its collection, maintenance and sharing of information concerning, and its disclosure of those practices to, Internet users. DoubleClick may receive additional regulatory inquiries and intends to cooperate fully. Class action litigation and regulatory inquiries of these types are often expensive and time-consuming and their outcome is uncertain.

    DoubleClick cannot quantify the amount of monetary or human resources that it will be required to use to defend itself in these proceedings. DoubleClick may need to spend significant amounts on its legal defense, senior management may be required to divert their attention from other portions of its business, new product launches may be deferred or canceled as a result of these proceedings, and DoubleClick may be required to make changes to its present and planned products or services, any of which could materially and adversely affect its business, financial condition and results of operations. If, as a result of any of these proceedings, a judgment is rendered or a decree is entered against DoubleClick, it may materially and adversely affect its business, financial condition and results of operations.

DOUBLECLICK DERIVES A SUBSTANTIAL PORTION OF ITS REVENUE FROM ADVERTISEMENTS IT DELIVERS TO WEB SITES ON DOUBLECLICK NETWORKS, AND A DECREASE IN TRAFFIC LEVELS COULD HARM ITS BUSINESS.

    DoubleClick derives a large portion of its revenue from advertisements it delivers to Web sites on its DoubleClick networks. DoubleClick expects that its DoubleClick networks will continue to account for a substantial portion of its revenue for the foreseeable future. DoubleClick's networks consist of Web sites of Web publishers with which it has short-term contracts. DoubleClick cannot assure you that these Web publishers will remain associated with DoubleClick's networks, that any DoubleClick network Web site will maintain consistent or increasing levels of traffic over time, or that DoubleClick will be able to replace in a timely or effective manner any existing DoubleClick network Web site with other Web sites with comparable traffic patterns and user demographics. DoubleClick's failure to successfully market its DoubleClick networks, the loss of one or more of the Web publishers that account for a significant portion of its revenue from its DoubleClick networks, or the failure of the Web sites on its DoubleClick networks to maintain consistent or increasing levels of traffic would materially and adversely affect DoubleClick's business, results of operations and financial condition.

DOUBLECLICK'S ADVERTISING CUSTOMERS AND THE COMPANIES WITH WHICH IT HAS STRATEGIC BUSINESS RELATIONSHIPS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT ITS BUSINESS.

    As a result of unfavorable conditions in the public equity markets, some of DoubleClick's customers may have difficulty raising sufficient capital to support their long-term operations. As a result, these customers may reduce their spending on Internet advertising, which could materially and adversely affect DoubleClick's business, financial condition and results of operations. In addition, from time to time, DoubleClick has entered into strategic business relationships with other companies, the nature of which varies, but generally in the context of customer relationships. These companies may experience adverse business conditions that may render them unable to meet DoubleClick's expectations for the strategic business relationship or to fulfill their contractual obligations to DoubleClick. Such an event could have a material adverse impact on DoubleClick's business, financial condition and results of operations.

DOUBLECLICK'S QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF FUTURE OPERATING PERFORMANCE.

    DoubleClick's revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond DoubleClick's control. These factors include:

     advertiser, Web publisher and direct marketer demand for DoubleClick's solutions;

     Internet user traffic levels;

     changes in fees paid by advertisers;

     changes in service fees payable by DoubleClick to Web publishers in its networks;

     the introduction of new Internet advertising services by DoubleClick or its competitors;

     variations in the levels of capital or operating expenditures and other costs relating to the expansion of DoubleClick's operations; and

     general economic conditions.

    For the foreseeable future, DoubleClick's revenue from DoubleClick TechSolutions and DoubleClick Media will also remain dependent on advertising activity on DoubleClick's networks. This future revenue is difficult to forecast. In addition, DoubleClick plans to significantly increase its operating expenses so that it can continue its international expansion, upgrade and enhance its DART technology and expand its product and service offerings, market and support its solutions and increase its sales and marketing operations. DoubleClick may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If DoubleClick has a shortfall in revenue in relation to its expenses, or if its expenses exceed increased revenue, then DoubleClick's business, results of operations and financial condition could be materially and adversely affected. These results would likely affect the market price of DoubleClick's common stock in a manner which may be unrelated to its long term operating performance.

    As a result, DoubleClick believes that period-to-period comparisons of its results of operations may not be meaningful. You should not rely on past periods as indicators of future performance.

RAPID GROWTH IN DOUBLECLICK'S BUSINESS COULD STRAIN ITS MANAGERIAL, OPERATIONAL, FINANCIAL AND INFORMATION SYSTEM RESOURCES.

    In recent years, DoubleClick has experienced significant growth, both internally and through acquisitions, that has placed considerable demands on its managerial, operational and financial resources. To continue to successfully implement DoubleClick's business plan in its rapidly evolving industry requires an effective planning and management process. DoubleClick continues to increase the scope of its operations both domestically and internationally, and it has grown its workforce substantially. The anticipated future growth in the scope of its operations will continue to place a significant strain on its management systems and resources. DoubleClick expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage its workforce. DoubleClick cannot assure you that if it continues to grow, management will be effective in attracting and retaining additional qualified personnel, expanding its physical facilities, integrating acquired businesses or otherwise managing growth. As of September 30, 1999, DoubleClick had a total of 1,162 employees and, as of September 30, 2000, it had a total of 2,104 employees. DoubleClick also cannot assure you that its information systems, procedures or controls will be adequate to support its operations or that its management will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. DoubleClick's future performance may also depend on its effective integration of acquired businesses. Even if successful, this integration may take a significant period of time and expense, and may place a significant strain on DoubleClick's resources. DoubleClick's inability to effectively manage its growth could materially and adversely affect its business, financial condition and results of operations.

DOUBLECLICK'S BUSINESS MAY SUFFER IF IT IS UNABLE TO SUCCESSFULLY IMPLEMENT ITS BUSINESS MODEL.

    A significant part of DoubleClick's business model is to generate revenue by providing interactive marketing solutions to advertisers, ad agencies and Web publishers. The profit potential for this business model is unproven. To be successful, both Internet advertising and DoubleClick's solutions will need to achieve broad market acceptance by advertisers, ad agencies and Web publishers. DoubleClick's ability to generate significant revenue from advertisers will depend, in part, on its ability to contract with Web publishers that have Web sites with adequate available ad space inventory. Further, these Web sites must generate sufficient user traffic with demographic characteristics attractive to DoubleClick's advertisers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for DoubleClick to project future levels of advertising revenue and applicable gross margin that can be sustained by DoubleClick or the Internet advertising industry in general.

    Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, DoubleClick's products and services, including its new products and services such as the Sonar Network, Abacus Online Alliance and the DARTmail Services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. In addition, since online direct marketing is emerging as a new and distinct business apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. DoubleClick may be unable to meet the demands of these clients.

    Acceptance of DoubleClick's new solutions will depend on the continued emergence of Internet commerce, communication and advertising, and demand for its solutions. DoubleClick cannot assure you that demand for its new solutions will emerge or become sustainable.

DISRUPTION OF DOUBLECLICK'S SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM ITS BUSINESS.

    DoubleClick's DART technology resides on a computer system located in DoubleClick's New York City offices and in its data centers in New Jersey and California and in Europe, Asia and Latin

America. This system's continuing and uninterrupted performance is critical to DoubleClick's success. Customers may become dissatisfied by any system failure that interrupts DoubleClick's ability to provide its services to them, including failures affecting DoubleClick's ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of DoubleClick's solutions to advertisers, ad agencies and Web publishers and result in contract terminations, fee rebates and makegoods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of DoubleClick's deployed software or hardware due to an increase in the volume of advertising delivered through its servers. To the extent that DoubleClick does not effectively address any capacity constraints or system failures, DoubleClick's business, results of operations and financial condition could be materially and adversely affected.

    DoubleClick's operations are dependent on its ability to protect its computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in DoubleClick's solutions could result from the failure of its telecommunications providers to provide the necessary data communications capacity in the time frame it requires. Despite precautions DoubleClick has taken, unanticipated problems affecting its systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of DoubleClick's solutions. DoubleClick's business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays its operations.

COMPETITION IN INTERNET ADVERTISING AND RELATED PRODUCTS AND SERVICES IS INTENSE AND LIKELY TO INCREASE IN THE FUTURE, AND DOUBLECLICK MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

    The business of Internet advertising and related products and services is intensely competitive. DoubleClick expects competition to continue to increase because this business has no substantial barriers to entry. Competition may also increase as a result of industry consolidation. DoubleClick believes that its ability to compete depends upon many factors both within and beyond its control, including the following:

     the timing and acceptance of new solutions and enhancements to existing solutions developed either by DoubleClick or its competitors;

     customer service and support efforts;

     sales and marketing efforts; and

     the ease of use, performance, price and reliability of solutions developed either by DoubleClick or its competitors.

    DoubleClick competes for Internet advertising revenue with large Web publishers and Web portals, such as America Online, Excite@Home, Microsoft, GO.com and Yahoo!. Further, its DoubleClick networks compete with a variety of Internet advertising networks, including 24/7 Media. In marketing its DoubleClick networks and DART Service to Web publishers, DoubleClick also competes with providers of ad servers and related services. CMGI also now owns several Internet advertising and marketing companies either directly or indirectly through its majority owned subsidiary Engage. These companies, including AdForce, AdKnowledge, Flycast Communications, Adsmart and Engage, compete with DoubleClick's Internet advertising solutions. DoubleClick also encounters competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies, and other companies that facilitate Internet advertising.

    Many of DoubleClick's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than DoubleClick. These factors may allow them to respond more quickly than DoubleClick can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than DoubleClick can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. DoubleClick cannot assure you that its competitors will not develop products or services that are equal or superior to its solutions or that achieve greater acceptance than its solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of DoubleClick's prospective advertising, ad agency and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. DoubleClick cannot assure you that it will be able to compete successfully or that competitive pressures will not materially and adversely affect its business, results of operations or financial condition.

DOUBLECLICK MAY NOT COMPETE SUCCESSFULLY WITH TRADITIONAL ADVERTISING MEDIA FOR ADVERTISING DOLLARS.

    Companies doing business on the Internet, including DoubleClick, must also compete with television, radio, cable and print (traditional advertising media) for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium.

DOUBLECLICK'S REVENUE IS SUBJECT TO SEASONAL AND CYCLICAL FLUCTUATIONS.

    DoubleClick believes that its business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects DoubleClick's DoubleClick Media and DoubleClick TechSolutions businesses, and the direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects DoubleClick's DoubleClick Data Services business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. DoubleClick's revenue could be materially reduced by a decline in the economic prospects of advertisers and direct marketers or in the economy in general, which could alter current or prospective advertisers' and direct marketers' spending priorities or budget cycles or extend DoubleClick's sales cycle.

    Due to the risks discussed in this section, you should not rely on quarter-to-quarter comparisons of DoubleClick's results of operations as an indication of future performance. It is possible that in some future periods DoubleClick's results of operations may be below the expectations of public market analysts and investors. In this event, the price of DoubleClick's common stock may fall.

DOUBLECLICK MAY NOT BE ABLE SUCCESSFULLY TO MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

    DoubleClick may acquire or make investments in other complementary businesses, products, services or technologies. From time to time DoubleClick has had discussions with other companies regarding its acquiring, or investing in, their businesses, products, services or technologies. DoubleClick cannot assure you that it will be able to identify other suitable acquisition or investment candidates. Even if DoubleClick does identify suitable candidates, DoubleClick cannot assure you that it will be able to make other acquisitions or investments on commercially acceptable terms. If DoubleClick buys a company, DoubleClick could have difficulty in integrating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for DoubleClick. If DoubleClick acquires different types of businesses, it could have difficulty in integrating the acquired products, services or technologies into its operations. These difficulties could disrupt its ongoing business, distract its management and employees, increase its expenses and adversely affect its results of operations due to accounting requirements such as amortization of goodwill. Furthermore, DoubleClick may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to DoubleClick's existing stockholders.

DOUBLECLICK IS DEPENDENT ON KEY PERSONNEL AND ON EMPLOYEE RETENTION AND RECRUITING FOR ITS FUTURE SUCCESS.

    DoubleClick's future success depends to a significant extent on the continued service of its key technical, sales and senior management personnel. DoubleClick does not have employment agreements with most of these executives. The loss of the services of one or more of DoubleClick's key employees would likely materially and adversely affect its business, results of operations and financial condition. DoubleClick's future success also depends on its continuing to attract, retain and motivate highly skilled employees. Competition for employees in its industry is intense. DoubleClick may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. DoubleClick has from time to time in the past experienced, and it expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

IF DOUBLECLICK FAILS TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY OR FACES A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, IT COULD LOSE ITS INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR DAMAGES.

    DoubleClick's success and ability to effectively compete are substantially dependent on the protection of its internally developed technologies and its trademarks, which it protects through a combination of patent, copyright, trade secret, unfair competition and trademark law as well as contractual agreements. In September 1999, the U.S. Patent Office issued to DoubleClick a patent that covers the DART technology. DoubleClick has also filed patent applications for some of its other technology.

    DoubleClick also has rights in the trademarks that it uses to market its solutions. These trademarks include DoubleClick, Dart and Abacus. DoubleClick has applied to register its trademarks in the United States and internationally. DoubleClick has received registrations for the marks DoubleClick, Dart and Abacus, among others. DoubleClick cannot assure you that any of its current or future patent applications or trademark applications will be approved. Even if they are approved, these patents or trademarks may be successfully challenged by others or invalidated. If DoubleClick's trademark registrations are not approved because third parties own these trademarks, DoubleClick's use of these trademarks will be restricted unless it enters into arrangements with these parties which may be unavailable on commercially reasonable terms, if at all. In addition, DoubleClick has licensed, and may license in the future, DoubleClick's trademarks, trade dress and similar proprietary rights to third parties. While it endeavors to ensure that the quality of its brands are maintained by its licensees, its licensees may take actions that could materially and adversely affect the value of its proprietary rights and reputation.

    In order to secure and protect its proprietary rights, DoubleClick generally enters into confidentiality, proprietary rights and license agreements, as appropriate, with its employees, consultants and business partners, and generally controls access to and distribution of its technologies, documentation and other proprietary information. Despite these efforts, DoubleClick cannot be certain that the steps it takes to prevent unauthorized use of its proprietary rights are sufficient to prevent misappropriation of its solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States. In addition, DoubleClick cannot assure you that the courts will adequately enforce contractual arrangements which it has entered into to protect its proprietary technologies.

    DoubleClick cannot assure you that any of its proprietary rights will be viable or of value in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries are uncertain and still evolving. Furthermore, third parties may assert infringement claims against it. From time to time DoubleClick has been, and it expects to continue to be, subject to claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by it or the Web publishers with Web sites in its DoubleClick networks. Such claims and any resultant litigation, should it occur, could subject DoubleClick to significant liability for damages, and it could be restricted from using its ad delivery technology or other intellectual property. Any claims or litigation from third parties may also result in limitations on its ability to use the intellectual property, including its ad delivery technology, which are the subject of such claims or litigation unless it enters into arrangements with the third parties responsible for such claims or litigation which may be unavailable on commercially reasonable terms, if at all. In addition, even if DoubleClick prevails, such litigation could be time-consuming and expensive to defend, and could result in the diversion of DoubleClick's time and attention, any of which could materially and adversely affect its business, results of operations and financial condition.

    DoubleClick has filed a patent infringement suit against each of Sabela Media, Inc. and L90, Inc. in order to enforce its patent that covers the DART technology. 24/7 Media has acquired Sabela Media. In May 2000, 24/7 Media filed a patent infringement litigation suit against DoubleClick which alleged that DoubleClick infringes, and is inducing and contributing to the infringement of a patent owned by 24/7 Media. 24/7 Media sought damages in an unspecified amount, an injunction against infringement of the patent, and its attorneys fees and costs. In October 2000, DoubleClick, 24/7 Media and Sabela Media settled the patent litigation 24/7 Media initiated against DoubleClick and the patent litigation previously initiated against Sabela Media by DoubleClick. Consequently, both of these lawsuits will be dismissed with prejudice. As part of the settlement, 24/7 Media and DoubleClick granted each other certain rights in certain of their respective patents. Under the settlement agreement, no other terms of the settlement are permitted to be disclosed. Separately, L90 and DoubleClick have entered into an agreement pursuant to which the parties will enter into definitive documents to settle the patent infringement lawsuit, including L90's related counterclaims, pending in federal district court in Manhattan. Under the definitive documents, the parties will dismiss the pending lawsuit with prejudice, and grant each other certain rights in certain of their respective patents. No other terms of the settlement were disclosed.

DOUBLECLICK'S RIGHT TO KEEP AND USE INFORMATION COLLECTED IN ITS DATABASES MAY BE CHALLENGED IN THE FUTURE, WHICH COULD ADVERSELY AFFECT DOUBLECLICK'S BUSINESS AND RESULTS OF OPERATIONS.

    DoubleClick collects and compiles information in databases for the product offerings of all its businesses. Individuals have claimed, and may claim in the future, that DoubleClick's collection of this information is illegal. Although DoubleClick believes that it has the right to use and compile the information in these databases, it cannot assure you that its ability to do so will remain lawful, that any trade secret, copyright or other intellectual property protection will be available for its databases, or that statutory protection that is or becomes available for databases will enhance its rights. In addition, others may claim rights to the information in DoubleClick's databases. Further, pursuant to its contracts with Web publishers using its solutions, DoubleClick is obligated to keep certain information regarding each Web publisher confidential and, therefore, may be restricted from further using that information in its businesses.

DOUBLECLICK MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS OR IT WILL NOT BE COMPETITIVE.

    The Internet and Internet advertising businesses are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. DoubleClick's future success will depend on its ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions and services to address its customers' changing demands. DoubleClick may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of its solutions and services. In addition, DoubleClick's new solutions or enhancements must meet the requirements of its current and prospective customers and must achieve significant acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of DoubleClick's solutions and purchase those of its competitors. DoubleClick's failure to successfully design, develop, test and introduce new services, or the failure of its recently introduced services to achieve acceptance, could prevent DoubleClick from maintaining existing client relationships, gaining new clients or expanding its business and could materially and adversely affect its business, financial condition and results of operations.

DOUBLECLICK'S BUSINESS COULD BE ADVERSELY AFFECTED IF IT FAILS SUCCESSFULLY TO EXPAND ITS INTERNATIONAL OPERATIONS AND SALES AND MARKETING EFFORTS.

    DoubleClick has operations in a number of countries. It intends to continue to expand its international operations and international sales and marketing efforts. To date, DoubleClick has limited experience in developing localized versions of its solutions and in marketing, selling and distributing its solutions internationally. DoubleClick has established its DoubleClick networks in Argentina, Australia, Brazil, Canada, France, Germany, Benelux (Belgium, the Netherlands and Luxembourg), Scandinavia (Sweden, Norway, Finland, and Denmark), Spain, the United Kingdom and Italy. In Asia (Taiwan, Singapore, Hong Kong and China), and under separate agreements in Japan and Korea, DoubleClick is working with its business partners to conduct operations, establish local networks, aggregate Web publishers and coordinate sales and marketing efforts. Its success in these markets is directly dependent on the success of its business partners and their dedication of sufficient resources to DoubleClick's relationship.

    DoubleClick's international operations are subject to other inherent risks, including:

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

    These risks may materially and adversely affect DoubleClick's business, results of operations or financial condition.

DOUBLECLICK HAS INCURRED SIGNIFICANT DEBT OBLIGATIONS WHICH COULD HARM ITS BUSINESS.

    DoubleClick incurred $250 million of indebtedness in March 1999 from the sale of its 4.75% Convertible Subordinated Notes due 2006. DoubleClick's ratio of long-term debt to total equity was approximately 28.1% as of September 30, 2000. As a result of the sale of the notes, DoubleClick has substantially increased its principal and interest obligations. The degree to which DoubleClick is leveraged could materially and adversely affect its ability to obtain additional financing and could make it more vulnerable to industry downturns and competitive pressures. DoubleClick's ability to meet its debt service obligations will depend on its future performance, which will be subject to financial, business, and other factors affecting its operations, many of which are beyond its control.

IF DOUBLECLICK DOES NOT SUCCESSFULLY INTEGRATE ABACUS AND NETGRAVITY OR THE MERGERS' BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE FOR DOUBLECLICK'S COMMON STOCK MAY DECLINE.

    Last year, DoubleClick consummated mergers with Abacus and NetGravity with the expectations that these mergers would result in significant benefits. Prior to these acquisitions, DoubleClick had virtually no experience in Abacus' business and little direct experience with NetGravity's primary business model. Furthermore, Abacus' principal offices are located in Broomfield, Colorado while DoubleClick's principal offices are located in New York, New York; managing the business in a coordinated fashion, therefore, has required additional management resources. DoubleClick will need to continue to overcome these significant issues in order to realize any benefits or synergies from the mergers. DoubleClick's successful execution of these events involves considerable risk and may not be successful. The market price of DoubleClick common stock may be negatively impacted, and it may lose key personnel and customers as a result of its mergers if:

     DoubleClick does not successfully integrate operations and personnel of the businesses;

     DoubleClick does not achieve the perceived benefits of the mergers as rapidly or to the extent anticipated by financial or industry analysts; or

     the effect of the mergers on DoubleClick's financial results is not consistent with the expectations of financial or industry analysts.

IF DOUBLECLICK FAILS TO SUCCESSFULLY CROSS-MARKET THE PRODUCTS OF DOUBLECLICK MEDIA, DOUBLECLICK TECHSOLUTIONS AND DOUBLECLICK DATA SERVICES OR TO DEVELOP NEW PRODUCTS, DOUBLECLICK MAY NOT INCREASE OR MAINTAIN ITS CUSTOMER BASE OR ITS REVENUE.

    DoubleClick offers the respective products and services historically offered by DoubleClick, Abacus and NetGravity to its collective customers. DoubleClick cannot assure you that any company's customers will have any interest in the other companies' products and services. The failure of DoubleClick's cross-marketing efforts may diminish the benefits it realizes from these mergers. In addition, DoubleClick intends to develop new products and services that combine the knowledge and resources of DoubleClick Media, DoubleClick TechSolutions and DoubleClick Data Services. DoubleClick cannot assure you that these products or services will be developed or, if developed, will be successful or that it can successfully integrate or realize the anticipated benefits of these mergers. As a result, DoubleClick may not be able to increase or maintain its customer base. It cannot assure you that the transactions or other data in Abacus' database will be predictive or useful in other sales channels, including Internet advertising. DoubleClick cannot assure you that it will be able to overcome the obstacles in developing new products and services, or that there will be a demand for the new products or services developed by it after the mergers. An inability to overcome such obstacles or a failure of such demand to develop could materially and adversely affect DoubleClick's business, financial condition and results of operations or could result in loss of key personnel. In addition, the attention and effort devoted to the integration of the acquired companies will significantly divert management's attention from other important issues, and could seriously harm its business, financial condition and results of operations.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF
DOUBLECLICK.

    Some of the provisions of DoubleClick's certificate of incorporation, its bylaws and Delaware law could, together or separately:

     discourage potential acquisition proposals;

     delay or prevent a change in control;

     impede the ability of DoubleClick stockholders to change the composition of DoubleClick's board of directors in any one year; and

     limit the price that investors might be willing to pay in the future for shares of DoubleClick common stock.

DOUBLECLICK'S STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

    The market price of DoubleClick's common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of DoubleClick common stock at or above the purchase price.

IF DOUBLECLICK'S STOCK PRICE IS VOLATILE, DOUBLECLICK MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

    In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in DoubleClick's industry have been subject to this type of litigation in the past. DoubleClick may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect DoubleClick's business, financial condition and results of operations.

FUTURE SALES OF DOUBLECLICK COMMON STOCK MAY AFFECT THE MARKET PRICE OF ITS COMMON STOCK.

    As of September 30, 2000, DoubleClick had 122,866,435 shares of common stock outstanding, excluding 22,690,836 shares subject to options outstanding as of such date under its stock option plans that are exercisable at prices ranging from $0.03 to $184.35 per share. Additionally, certain holders of DoubleClick's common stock have registration rights with respect to their shares. DoubleClick intends to file one or more registration statements in compliance with these registration rights. DoubleClick cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of its common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares included in such registration statements, issued upon the exercise of stock options or issued upon the conversion of DoubleClick's convertible subordinated notes), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for its common stock.

                    RISKS RELATED TO DOUBLECLICK'S INDUSTRY

DOUBLECLICK'S BUSINESS MAY BE ADVERSELY AFFECTED IF DEMAND FOR INTERNET ADVERTISING FAILS TO GROW AS PREDICTED OR DIMINISHES.

    DoubleClick's future success is highly dependent on an increase in the use of the Internet as an advertising medium. The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for Internet advertising solutions is uncertain. Most of DoubleClick's current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, most of DoubleClick's current and potential Web publisher customers have little experience in generating revenue from the sale of advertising space on their Web sites. DoubleClick cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the demand for Internet advertising develops more slowly than we expect, then DoubleClick's business, results of operations and financial condition could be materially and adversely affected.

    There are currently no standards for the measurement of the effectiveness of Internet advertising, and standard measurements may need to be developed to support and promote Internet advertising as a significant advertising medium. DoubleClick's advertising customers may challenge or refuse to accept its or third-party measurements of advertisement delivery results, and its customers may not accept any errors in such measurements. In addition, the accuracy of database information used to target advertisements is essential to the effectiveness of Internet advertising that may be developed in the future. The information in DoubleClick's database, like any database, may contain inaccuracies which its customers may not accept.

    A significant portion of DoubleClick's revenue is derived from the delivery of advertisements placed on Web sites which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if DoubleClick is unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of its online advertising business could be limited and its revenue levels could decline. Also, there are 'filter' software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and DoubleClick's business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of this software.

CHANGES IN GOVERNMENT REGULATION COULD DECREASE DOUBLECLICK'S REVENUE AND INCREASE ITS COSTS.

    Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. State governments or governments of foreign countries might attempt to regulate DoubleClick's transmissions or levy sales or other taxes relating to DoubleClick's activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information by DoubleClick. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. DoubleClick's business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

CHANGES IN LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM DOUBLECLICK'S BUSINESS.

    The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit DoubleClick's collection and use of information regarding Internet users in Europe. At this stage, Double Click's DART technology targets advertising to users through the use of 'cookies' and other non-personally-identifying information, with the exception of advertising delivered to Web sites in Germany where DoubleClick does not currently set cookies. DoubleClick is developing new capabilities that would permit its DART technology to target users using anonymous online preference marketing techniques. The effectiveness of DoubleClick's DART technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, DoubleClick cannot yet determine the impact these regulations may have on its business.

    In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. The Network Advertising Initiative, or NAI, of which DoubleClick is a member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing. These principles were recently endorsed by the Federal Trade Commission and the Clinton Administration, and are in the process of being adopted by the NAI companies. The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of this information which it recommends participants, such as DoubleClick, through DoubleClick Data Services, in the direct marketing industry follow. DoubleClick is also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. These laws include the Federal Drivers Privacy Protection Act of 1994 and state laws which limit or preclude the use of voter registration and driver's license information, as well as laws which govern the collection and release of consumer credit information. Although DoubleClick's compliance with the DMA's guidelines and applicable federal and state laws and regulations has not had a material adverse effect on it, DoubleClick cannot assure you that the DMA will not adopt additional, more burdensome guidelines or that additional, more burdensome federal or state laws or regulations, including antitrust and consumer privacy laws, will not be enacted or applied to it or its clients, which could materially and adversely affect the business, financial condition and results of operations of DoubleClick Data Services.

CHANGING REQUIREMENTS FOR FAIR INFORMATION COLLECTION PRACTICES AND HEIGHTENED SCRUTINY OF DOUBLECLICK'S PRODUCTS OR SERVICES COULD REQUIRE OR CAUSE CHANGES IN THE WAY IT CONDUCTS OR PLANS TO CONDUCT ITS BUSINESS.

    There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. Following DoubleClick's announcement of the Abacus merger, DoubleClick has seen a heightened public discussion and speculation about the information collection practices that will be employed in the industry generally, and specifically by it.

    DoubleClick is working with industry groups, such as the NAI and the Online Privacy Alliance, to establish such standards with the U.S. government. Nonetheless, DoubleClick cannot assure you that it will be successful in establishing industry standards acceptable to the U.S. government or the various state governments, or that the standards it establishes will not require material changes to its business plans. DoubleClick also cannot assure you that its business plans, or any U.S. industry standards that are established, will either be acceptable to any non-U.S. government or conform to foreign legal and business practices. As a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, DoubleClick may be required to make changes to its products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers. In addition, given the heightened public discussion about consumer online privacy, DoubleClick cannot assure you that its products and business practices will gain market acceptance, even if they do conform to industry standards. Separately, computer users may also use software designed to filter or prevent the delivery of advertising to their computers. DoubleClick cannot assure you that the number of computer users who employ filtering software will not increase. In the case that one or more of these scenarios occur, DoubleClick's business, financial condition and results of operations could be materially and adversely affected.

DOUBLECLICK'S BUSINESS MAY SUFFER IF THE WEB INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON IT.

    DoubleClick's success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. DoubleClick cannot assure you that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, DoubleClick may have to spend considerable amounts to adapt its solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. These outages and delays could impact the Web sites of Web publishers using our solutions and the level of user traffic on Web sites on its DoubleClick networks.

DOUBLECLICK DATA SERVICES IS DEPENDENT ON THE SUCCESS OF THE DIRECT MARKETING INDUSTRY FOR ITS FUTURE SUCCESS.

    The future success of DoubleClick Data Services is dependent in large part on the continued demand for its services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to DoubleClick. Most of its Data Services clients are large consumer merchandise catalogs operators in the United States. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalog operators from the Abacus Alliance, would have a material adverse effect on DoubleClick's business, financial condition and results of operations. Many industry experts predict that electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, will increase significantly in the future. To the extent this increase occurs, companies which now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for DoubleClick's Data Services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

INCREASES IN POSTAL RATES AND PAPER PRICES COULD HARM DOUBLECLICK DATA SERVICES.

    The direct marketing activities of DoubleClick's Abacus Alliance clients are adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Higher postal rates may result in fewer mailings of direct marketing materials, with a corresponding decline in the need for some of the direct marketing services offered by DoubleClick. Increased postal rates can also lead to pressure from DoubleClick's clients to reduce its prices for its services in order to offset any postal rate increase. Higher paper prices may also cause catalog companies to conduct fewer or smaller mailings which could cause a corresponding decline in the need for DoubleClick's services. DoubleClick's clients may aggressively seek price reductions for its services to offset any increased materials cost. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of DoubleClick's Abacus business.

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

    In November 1999, we filed suit in the U.S. District Court for the Eastern District of Virginia against L90, Inc. for infringement of our DART patent. In December 1999, we filed suit in the U.S. District Court for the Southern District of New York against Sabela Media, Inc., also for infringement of our patent. 24/7 Media, Inc. has since acquired Sabela Media.

    On May 4, 2000, 24/7 Media filed a patent infringement litigation suit against DoubleClick in the United States District Court for the Southern District of New York. The suit alleged that DoubleClick infringes, and is inducing and contributing to the infringement of, a patent owned by 24/7 Media. 24/7 Media sought damages in an unspecified amount, an injunction against infringement of the patent, and its attorneys fees and costs.

    In October 2000, DoubleClick, 24/7 Media and Sabela Media settled the patent litigation 24/7 Media initiated against DoubleClick and the patent litigation previously initiated against Sabela Media by DoubleClick. Consequently, both of these lawsuits, including Sabela Media's related counterclaims, will be dismissed with prejudice. As part of the settlement, 24/7 Media and DoubleClick granted each other certain rights in certain of their respective patents. Under the settlement agreement, no other terms of the settlement are permitted to be disclosed. Separately, L90 and DoubleClick have entered into an agreement pursuant to which the parties will enter into definitive documents to settle the patent infringement lawsuit, including L90's related counterclaims, pending in federal district court in Manhattan. Under the definitive documents, the parties will dismiss the pending lawsuit with prejudice, and grant each other certain rights in certain of their respective patents. No other terms of the settlement were disclosed.

    DoubleClick is a defendant in nineteen lawsuits concerning Internet user privacy and DoubleClick's data collection and other business practices. Eighteen of these actions are styled as class actions, and one action is brought on behalf of the general public of the State of California. The actions seek, among other things, injunctive relief and unspecified damages.

    Five of the actions were filed in California state court, ten in federal court in New York, one in federal court in Louisiana and one in Texas state court. On March 31, 2000, the plaintiff in one of the California state court proceedings filed a petition, ordered by the court on May 11, 2000, to coordinate the four actions currently pending in the California state courts. The Judicial Panel on Multidistrict Litigation has granted DoubleClick's motions to transfer, coordinate and consolidate all thirteen federal actions before Judge Buchwald in the Southern District of New York. DoubleClick believes that these lawsuits are without merit and is vigorously defending itself against them.

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

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) The following Exhibit is filed as part of this report

  3.01 -- Certificate of Amendment of our Amended and Restated
          Certificate of Incorporation
 27.01 -- Financial Data Schedule

    (b) Reports on Form 8-K

    We filed a Report on Form 8-K, Item 5, on August 10, 2000, announcing the restructuring of our Advertising Services Agreement with AltaVista Company.

    We filed a Report on Form 8-K, Item 5, on September 27, 2000, announcing that we entered into an Agreement and Plan of Merger and Reorganization, dated as of September 24, 2000, with a @plan.inc.

    We filed a Report on Form 8-K, Item 5, on October 4, 2000, announcing that we entered into an Agreement and Plan of Merger and Reorganization, dated as of October 2, 2000, with NetCreations, Inc.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000                   DOUBLECLICK INC.

                                          By:      /s/ STEPHEN COLLINS
                                             .................................
                                                     STEPHEN COLLINS
                                                 CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER
                                              AND DULY AUTHORIZED SIGNATORY)

                                 EXHIBIT INDEX

NUMBER                         DESCRIPTION
------                         -----------
  3.01 -- Certificate of Amendment of our Amended and Restated
          Certificate of Incorporation

 27.01 -- Financial Data Schedule