Form 10-K
period 2000-12-31
DOUBLECLICK INC
filed 2001-03-13
CIK 1049480

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 000-23709

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

                              [x] Yes       [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 2001 was approximately $1,597,264,623 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant's common stock as of March 6, 2001 was 128,454,449.

                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

________________________________________________________________________________

                                DOUBLECLICK INC.
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I................................................................    3
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   27
Item 3.   Legal Proceedings...........................................   27
Item 4.   Submission of Matters to a Vote of Security Holders.........   28

PART II...............................................................   28
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   28
Item 6.   Selected Financial Data.....................................   29
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   31
Item 7A:  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   41
Item 8.   Financial Statements and Supplementary Data.................   43
Item 9.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   72

PART III..............................................................   72
Item 10.  Directors and Executive Officers of the Registrant..........   72
Item 11.  Executive Compensation......................................   72
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   72
Item 13.  Certain Relationships and Related Transactions..............   72

PART IV...............................................................   73
Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................   73

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

                                     PART I

ITEM 1. BUSINESS OVERVIEW

    We provide the infrastructure that makes marketing work in the digital world. Combining media, data and technological expertise, our products and services enable marketers to deliver the right message, to the right person, at the right time, while helping publishers maximize their revenue and build their business online.

    In 2000, we derived our revenues from three business units that share the knowledge and experience gained through working with thousands of publishers, advertisers, direct marketers and merchants every day. It is this sharing of ideas that allows us to develop innovative ways to help marketers and publishers grow their businesses online. These business units, TechSolutions, Media, and Data (consisting of Abacus and Research), tackle all facets of the digital marketing process, from pre-campaign planning, to execution, measurement and campaign refinement. Through these units we offer a broad range of media, technology, data and research products and services.

    Our patented DART (Dynamic, Advertising, Reporting and Targeting) technology is the platform for many of our solutions. The DART technology is a sophisticated targeting and reporting tool, relied upon by our customers to measure campaign performance and provide dynamic ad space inventory management. We currently serve ads for over 2,000 clients worldwide, and in December 2000 delivered approximately 63 billion targeted advertisements to Internet users worldwide.

    Our three business units are as follows:

     - DOUBLECLICK TECHSOLUTIONS. DoubleClick TechSolutions offers publishers, advertisers and merchants worldwide the industry's leading technology and service bureau solutions for their digital marketing needs. Our solutions enable Web sites to generate advertising revenue with a choice of an application service provider solution, the DART for Publishers Service, or a licensed software solution, the DoubleClick AdServer software. The DART for Publishers Service provides seamless ad delivery and inventory management services for Web sites, and allows Web publishers to offer their advertisers sophisticated targeting and reporting capabilities. We also offer advertisers and their agencies an application service provider solution, the DART for Advertisers Service. Using the DART technology, the DART for Advertisers Service enables advertisers and their agencies to increase their return on investment and to streamline the ad serving process. Through our DARTmail Service, we offer email publishers and merchants an application service provider solution for their email marketing needs.

     - DOUBLECLICK MEDIA. DoubleClick Media offers to advertisers worldwide a broad range of media purchasing opportunities to satisfy a variety of marketing objectives. DoubleClick enables publishers to outsource ad sales for their Web sites worldwide to DoubleClick's ad sales force, and to leverage the revenue generating potential of their media by joining one of DoubleClick's Web site networks. The DoubleClick Network is our flagship media product. This network established the standard for the network model of advertising on the Internet. The DoubleClick Network is a collection of highly-trafficked and branded sites on the Web.
        Also included in the DoubleClick Media suite of products and services are the DoubleClick Select Network, the Sonar Network, DoubleClick eMail List Services, DoubleClick MediaMatch and DoubleClick Sweepstakes. Advertisers and direct marketers buy advertising through these media marketing vehicles for sales, brand building and lead generation. DoubleClick Media uses the DART and DARTmail technologies to deliver, target and report on our customers' campaigns.

     -  DOUBLECLICK DATA. DoubleClick Data is comprised of two components:

         ABACUS. Abacus is a leading provider of information products to direct marketers, both online and offline. Abacus applies advanced statistical modeling techniques to the Abacus Alliance database of consumer purchasing behavior to help Abacus Alliance members acquire and retain customers. Based on this data modeling, Abacus identifies those consumers most likely to purchase a particular product or service, and enables its over 1,800 Abacus Alliance members to reach identified consumers by direct mail and email. Abacus performs similar statistical modeling services for the over 200 e-commerce merchant members of the Abacus Online Alliance, and enables those members to reach likely buyers through email. In addition, by combining an expertise in database analysis with our DART technology, Abacus enables e-commerce merchants and Web publishers to use our online preference marketing technology to deliver Web advertising targeted to anonymous Internet users.

         DOUBLECLICK RESEARCH. DoubleClick Research offers to advertisers, agencies and Web publishers sophisticated research about the online market and advanced campaign measurement tools and planning systems. Our targeting planning systems, including the Gutenberg Advertising System and the Kepler E-Business System, provide advertisers with market research to identify the Web sites visited by their target audience, and allow Web publishers to better define their audience. Our advertising effectiveness studies can help our clients to evaluate the performance and effectiveness of their online marketing efforts, through the use of branding-based measures. As a result of the acquisition of @plan.inc in February 2001, we significantly expanded our research capabilities.

DOUBLECLICK TECHSOLUTIONS

    Since the successful launch of DoubleClick's first technology solution in 1997, DoubleClick, through our DoubleClick TechSolutions unit, has established a track record of growth and innovation. In 2000, DoubleClick TechSolutions reported revenues of $203.4 million, and added 1,125 clients globally. Our DART ad serving technology served 621 billion ads worldwide in 2000. In addition, in October 2000, DoubleClick TechSolutions introduced email marketing solutions powered by a newly-developed platform based on the DART technology. Since the introduction of the new platform, DoubleClick TechSolutions has signed over 60 customers to our email delivery service, and the technology has scaled to deliver over 90 million emails per month.

    DoubleClick TechSolutions addresses the rapidly-evolving needs of our advertiser, Web publisher and merchant customers with sophisticated technology offerings that include:

     DART FOR PUBLISHERS SERVICE. Since January 1997, our DART for Publishers Service has provided Web publishers with a comprehensive service bureau solution for ad inventory management and ad targeting, delivery and reporting. Deploying the DART technology platform in data centers all over the world, the DART for Publishers Service offers the scalability, reliability and power needed to deliver large volumes of ads.

     DART FOR ADVERTISERS SERVICE. The DART for Advertisers Service offers effective campaign planning, management and optimization to allow advertisers and their agencies to streamline and control their online ad campaigns, understand their customers, and act quickly on knowledge gained. The DART for Advertisers Service uses the same DART technology and globally-distributed infrastructure that support the DART for Publishers Service.

     DOUBLECLICK ADSERVER. Our DoubleClick AdServer software products offer an online advertising and marketing management software solution for Web publishers and merchants. AdServer software automates critical processes needed to run a successful online marketing business, including sophisticated inventory and order management, precision targeting, dynamic delivery, tracking and detailed campaign reporting. DoubleClick AdServer software enables our clients to customize and integrate this solution with other key back-end systems.

     DARTMAIL SERVICE. Our DARTmail Service offers advertisers and merchants a service bureau solution for managing and delivering email direct marketing. Our DARTmail Service enables advertisers and merchants to deliver highly personalized email communications to their customers for the purposes of building long-term, profitable relationships with their existing customers and acquiring new customers. We first offered our DARTmail Service in December 1999, following the acquisition of Opt-in E-mail.com. In October 2000, we introduced newly-developed technology based on the DART platform to power the DARTmail Service.

    DoubleClick TechSolutions' offerings are backed worldwide by support teams offering service 24 hours a day, seven days a week. Through our professional services group, we provide comprehensive education and consulting services that help our customers to maximize the value of our DoubleClick TechSolutions services and products. These services include customizing and extending existing DoubleClick TechSolutions products and services in order to capitalize on additional revenue opportunities, integrating DoubleClick TechSolutions into existing infrastructure and data assets and training employees on maximizing online advertising effectiveness.

DOUBLECLICK MEDIA

    In 2000, DoubleClick Media launched an unprecedented number of offerings for advertisers and Web publishers, including the Sonar Network, DoubleClick Email List Services, DoubleClick MediaMatch and DoubleClick Sweepstakes. DoubleClick Media generated revenues of $253.8 million in 2000, an increase of over 100% from 1999. The proportion of revenues from traditional advertisers grew to over 55% in the fourth quarter of 2000.

    DOUBLECLICK MEDIA SOLUTIONS FOR PUBLISHERS

    DoubleClick Media offers outsourced ad sales solutions to Web publishers, enabling them to use our global ad sales force and the DoubleClick advertising networks to realize the revenue potential of their Web sites. By outsourcing these functions, Web publishers can avoid the need to develop an internal ad sales force, are relieved of ad management requirements, including billing, tracking and reporting, and do not incur the expense associated with establishing, maintaining, upgrading and operating the technology infrastructure for ad delivery.

    Our DoubleClick Media solutions offer Web publishers the opportunity to participate in the following networks:

     DOUBLECLICK NETWORK. The DoubleClick Network is a collection of highly trafficked and branded Web sites. DoubleClick Media maintains country- and region-specific versions of the DoubleClick Network in various markets in the United States, Canada, Europe and Asia. Our representation of Web publishers on the DoubleClick Network is typically on a non-exclusive basis in the United States. Outside the United States, our representation may be on a non-exclusive or exclusive basis.

     DOUBLECLICK SELECT NETWORK. The DoubleClick Select Network features a collection of high quality branded U.S. Web sites on which our experienced sales force and sponsorship specialists sell advertising on an exclusive basis. Inclusion in the DoubleClick Select Network positions Web sites for high value, premium ad products, such as site-specific campaigns and sponsorships.

     SONAR NETWORK. Launched in February 2000, the Sonar Network consists of over 900 Web sites, serving over 2 billion monthly impressions. Our representation of Web publishers on the Sonar Network are all on a non-exclusive basis, spanning small web-sites delivering 100,000 monthly impressions to some of the largest Web sites on the Internet. The Sonar network is currently offered only in the United States.

     DOUBLECLICK MEDIAMATCH. Launched in August 2000, DoubleClick MediaMatch is a solution that allows publishers to buy low-cost broad-reach advertising across a network of well-branded sites and to maintain pricing integrity to other advertisers. Web site publishers use their own unsold inventory to cover most of the cost of advertising, resulting in a productive use of otherwise unsold inventory. DoubleClick MediaMatch is currently offered in the United States and the United Kingdom.

    To take advantage of the global reach of the Internet, we have established and may continue to establish DoubleClick networks in Europe, Asia and other markets. DoubleClick Media currently offers our services in Australia, the Benelux countries, Canada, France, Germany, Iberoamerica (Spain and Latin America), Ireland, Italy, Scandinavia, and the United Kingdom and operates through business partners in Japan and Asia (Hong Kong, Taiwan, Korea, China and Singapore).

    DoubleClick Media maintains criteria for membership in each DoubleClick network and adjusts the categories of Web sites in a DoubleClick network based on advertisers' needs.

    DOUBLECLICK MEDIA SOLUTIONS FOR ADVERTISERS

    DoubleClick Media provides advertisers and their agencies with the ability to reach their desired audience online. Over 4,400 advertisers from a variety of industries used the DoubleClick networks in 2000, including over 50% of the Fortune 100 companies. DoubleClick Media maintains relationships with, and focuses its sales and marketing efforts on, both advertisers and advertising agencies.

    DoubleClick Media's key solutions for advertisers include the following:

     U.S. NETWORKS. In the United States, DoubleClick Media offers advertisers the opportunity to advertise on a number of domestic networks, including the DoubleClick Network, DoubleClick Select Network and the Sonar Network. These networks are each divided into content categories, such as auto, business, tech and travel. With special programs for mass reach, run-of-category and site-specific targeting, advertising placements on the sites in the U.S. networks can be customized to meet the needs of any advertiser.

     INTERNATIONAL NETWORKS. Our international DoubleClick Media operations allow advertisers to target users worldwide or in specific countries. With over 1,600 publishers featured in 19 separate networks worldwide, grouped by country and area of interest, we offer advertisers the ability to run global campaigns with one media placement.

     DOUBLECLICK EMAIL LIST SERVICES. DoubleClick's eMail List Services is an email marketing solution that comprehensively meets the needs of both list renters and list owners. Leveraging DoubleClick's experience in driving revenue for our clients, eMail List Services provides a platform for publishers and merchants to build and monetize their consent-based email lists.

    Other DoubleClick Media solutions for advertisers include DoubleClick Sweepstakes, Boomerang and the DoubleClick Local Network.

DOUBLECLICK DATA

    DoubleClick Data consists of the Abacus division and DoubleClick Research.

    ABACUS

    Abacus is a leading provider of information products and marketing research services to the direct marketing industry, helping merchants to reach their customers through direct mail and email. Abacus continued to grow in 2000, generating revenues of $72.4 million in 2000, an increase of 10% from 1999. The Abacus Alliance for direct mail marketing ended the year with over 1,800 direct marketing members, while the Abacus Online Alliance for email marketing, first introduced in late 1999, has grown to over 200 e-commerce merchant members.

    ABACUS SOLUTIONS FOR DIRECT MAIL MARKETING

    Abacus helps direct marketing merchants to increase response rates and profits from their direct mail marketing campaigns by applying advanced statistical modeling techniques to the Abacus Alliance database of consumer purchasing behavior, containing information contributed by over 1,800 direct marketing members. The Abacus Alliance is a cooperative arrangement. Only those members of the Abacus Alliance that contribute transaction information into the Abacus Alliance database are entitled to purchase the full range of Abacus direct mail modeling, prospect list and market research services. In addition, Abacus, through a joint venture with VNU, has established the Abacus Alliance for direct marketers in the United Kingdom.

    The Abacus Alliance database contains over 90 million U.S. household profiles compiled from records of over 3.5 billion purchasing transactions. This database includes a combination of transactional, geographic, demographic, lifestyle and behavioral profile data, enabling marketers to gain a better understanding of consumer behaviors and conduct more effective marketing campaigns. Abacus products and services support the direct mail and email marketing efforts of Alliance participants.

    The solutions we offer to our Abacus Alliance members include the following:

     PROSPECT LISTS. Our prospect lists service provides a client with new prospect names ranked according to the likelihood that the consumer will respond to a particular direct marketing offer. The criteria for ranking include recency, frequency, time of year and dollar amount of catalog purchases. This service enables catalog companies to expand their business base and offset consumer attrition.

     DIRECT MAIL LIST OPTIMIZATION. Like our prospect lists service, our list optimization service ranks names on a direct mail list according to likelihood of response. This optimization service enables the client to identify and target the most likely buyers. This process not only increases the potential profitability of the lists a client currently uses (whether a house list or acquired from another source), but permits the client to use lists that were previously considered unprofitable.

     MULTICHANNEL MARKETING: EMAIL AND DIRECT MAIL. We offer Abacus Alliance members the ability to broaden reach by communicating an offer to a prospect or customer via direct mail and targeted email.

     MARKETING INSIGHT REPORTS. Our Marketing Insight Reports service offers our clients detailed information regarding the catalog industry. These reports allow Abacus Alliance members to accurately describe catalog market size, share, activity and other key marketing data that allow clients to develop their strategic marketing initiatives.

    ABACUS SOLUTIONS FOR EMAIL MARKETING

    The Abacus Online Alliance was formed in late 1999 to extend the Abacus modeling techniques, alliance relationships and tools to the Internet and other interactive media. The Abacus Online Alliance members contribute consent-based email addresses for targeted email marketing and are eligible to purchase the full range of Abacus' targeted email modeling and prospect list services.

    The solutions we offer to our Abacus Online Alliance members include the following:

     TARGETED EMAIL PROSPECT LISTS. Similar to our service for direct mail marketers, our targeted email prospect lists service provides a client with a list of email addresses ranked according to the likelihood that the consumer will respond to a particular email offer.

     HOUSEFILE EMAIL MODELING. Our housefile email modeling service offers our clients a ranking of the customers contained in a client's housefile email list according to the probability that an individual customer will make a repeat purchase. This service also allows our clients to identify inactive customers who are most likely to respond to a renewed email offer. Our housefile program helps enable our client companies to determine when to solicit customers who have not made recent purchases.

    ABACUS SOLUTIONS FOR WEB AD TARGETING

    By combining an expertise in database analysis with our DART technology, Abacus enables e-commerce merchants and Web publishers to use our Intelligent Targeting technology to deliver Web advertising targeted to Internet users based on user interests inferred from anonymous non-sensitive behavioral information. To date, our Intelligent Targeting technology has over 120 million anonymous behavorial profiles.

DOUBLECLICK RESEARCH

    DoubleClick Research offers to advertisers and Web publishers sophisticated research about the online market and advanced campaign measurement tools and planning systems. In February 2001, we completed the acquisition of @plan.inc, which significantly expanded our research capabilities.

    As a result of our acquisition of @plan.inc, DoubleClick Research is now a leading provider of targeting planning systems to advertisers, agencies and Web publishers. DoubleClick Research's targeting planning systems are Web based, allowing users to perform searches, queries and campaign planning on demand. These syndicated research systems are populated with data from scientifically sound recall-based marketing surveys, which are gathered using scientifically sound recruitment methodology. DoubleClick Research is also actively developing other tools to better enable advertisers and Web publishers to measure the effectiveness of online advertising.

    DoubleClick Research's targeting planning systems include the following:

     GUTENBERG ADVERTISING SYSTEM. The Gutenberg Advertising System provides target market research used in buying and selling Web advertising. Advertisers and agencies use the system to locate audiences on Web sites for the purpose of buying media, and Web publishers use the system to gain competitive insights into the value of their audiences and to attract advertisers.

     KEPLER E-BUSINESS SYSTEM. The Kepler E-Business System is a customer acquisition tool used by online retailers and consumer brand marketers to develop effective branding and marketing strategies. Online retailers and consumer brand marketers use the system to track differences in retailing trends between traditional and online markets to better understand how the online market differs from the traditional market in their particular retail category.

     EMERSON SITE PERFORMANCE SYSTEM. The Emerson Site Performance System is a performance market research tracking tool that can help Web sites craft an enduring business strategy to retain and grow its viewer base. The Emerson System allows its users to understand the key components of their Web sites' brand personality by target audience, determine how their users evaluate and rank their performance in relationship to their competitors, as well as perform Web site-to-Web site indexing to evaluate and benchmark their competitive position.

    Our advertising effectiveness studies supply advertisers and Web publishers with tools to evaluate the performance and effectiveness of their online marketing efforts using branding based measures. Using survey research, these studies measure audience response to a marketing message. Survey results can be combined with the results of a client's campaigns, as may be measured by the DART Service for Advertisers, to further identify those elements of a campaign that contributed to its success. Our offerings include 'How Internet Advertising Works', a comprehensive customized program designed to inform the online advertising decisions of a single brand or marketer.

SALES AND MARKETING

UNITED STATES

    We sell our solutions in the United States through a sales and marketing organization that consisted of 660 employees as of December 31, 2000. These employees are located at our headquarters in New York, and in our offices in Atlanta, Boston, Broomfield (CO), Chicago, Detroit, Los Angeles, San Francisco, San Mateo and Seattle. Our sales organization is divided into dedicated groups that separately sell our service and product offerings, and within these groups, our sales representatives are further divided into separate teams to serve the needs of our diverse client base.

    We conduct comprehensive marketing programs and support our direct sales efforts to actively promote the DoubleClick brand. These programs include public relations, print advertisements, online advertisements over our DoubleClick networks and on the Web sites of Web publishers unaffiliated with our DoubleClick Networks, Web advertising seminars, trade shows and ongoing customer communications programs.

INTERNATIONAL

    Our European operations are based out of our Irish subsidiary located in Dublin, Ireland and our Asian operations are run through our branch office in Hong Kong. We sell our services and products through our directly and indirectly owned subsidiaries in Australia, the Benelux countries, Brazil, Canada, France, Germany, Spain, Ireland, Italy, Scandinavia and the United Kingdom. We also operate our media business through business partners in Japan and Asia (Hong Kong, Taiwan, Korea, China and Singapore) and we generally operate our technology business through our directly or indirectly owned subsidiaries in these jurisdictions. We sell our services and products internationally in a number of countries including France, Germany, Japan, Norway, Sweden and the United Kingdom through our global sales organization. Our international sales and marketing organization consisted of 380 employees as of December 31, 2000. Please see our discussion of the risks attendant to our international operations under 'Risk Factors' beginning on page 14.

CORPORATE HISTORY; RECENT MERGERS, ACQUISITIONS AND INVESTMENTS

    We were incorporated in Delaware on January 23, 1996 as DoubleClick Incorporated, and changed our name to DoubleClick Inc. on May 14, 1996. On February 25, 1998, we completed our initial public offering of common stock, receiving net proceeds of approximately $62.5 million. On December 10, 1998, we received net proceeds of approximately $93.7 million in connection with our first follow-on offering of common stock. On March 16, 1999, we completed the sale of our 4.75% Convertible Subordinated Notes due 2006 through a private offering under Rule 144A, and received approximately $244.7 million in net proceeds. On April 2, 1999, we paid to stockholders of record on March 22, 1999 a stock dividend of one share of common stock for each share held. On January 10, 2000, we paid to stockholders of record as of December 31, 1999 a stock dividend of one share of common stock for each share held. On February 24, 2000, we received net proceeds of approximately $502.9 million in connection with a follow-on offering of common stock. Our service and product offerings are grouped into three segments for financial reporting: DoubleClick TechSolutions, DoubleClick Media and DoubleClick Data. See Note 15 to the Consolidated Financial Statements for revenues and gross profit attributable to each of our lines of business and revenues and long-lived asset information by geographic area.

    On February 2, 2001, we acquired @plan.inc, a leading provider of online market research planning systems. In addition, on February 22, 2001, we entered into an agreement to acquire FloNetwork Inc., an email marketing technology provider. The FloNetwork transaction is subject to customary closing conditions, including approval by FloNetwork's shareholders and Canadian governmental authorities, and is expected to close in the second quarter of 2001.

COMPETITION

    The market for digital marketing products and services is very competitive. We expect this competition to continue to increase because there are low barriers to entry. Competition may also increase as a result of industry consolidation.

    We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     the timing and acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

     customer service and support efforts;

     our ability to adapt and scale our technology, and develop and introduce new technologies, as customer needs change and grow;

     sales and marketing efforts;

     the features, ease of use, performance, price and reliability of solutions developed either by us or our competitors; and

     the relative impact of general economic and industry conditions on either us or our competitors.

    DoubleClick TechSolutions' Web ad delivery products and services compete with providers of outsourced ad delivery services and ad server software and related services, including AdForce, Avenue A, L90, Engage (through its Accipiter product), MatchLogic (a unit of Excite@Home), Mediaplex, Real Media and Sabela Media (a unit of 24/7 Media). TechSolutions' email delivery products and services compete with other providers of email delivery and list management services, as well as providers of email delivery software and related services, including Annuncio, Digital Impact, Exactis (a unit of 24/7 Media), FloNetwork, Kana, Lyris, MessageMedia and Responsys.

    DoubleClick Media competes for Internet advertising revenues with large Web publishers and Web portals, such as AOL Time Warner, Microsoft and Yahoo!. We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total advertising budgets. Our DoubleClick networks compete with a variety of Internet advertising network companies, including 24/7 Media, Ad2One, CCI, Engage and L90. Our email list services business competes with other email list brokers, including 24/7 Media, MatchLogic (a unit of Excite@Home), NetCreations, and YesMail. We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate Internet advertising.

    DoubleClick Data, through the Abacus division, competes with a broad range of companies that provide information products and marketing research services to the direct marketing industry, including Z-24 (a unit of Experian), Engage, iBehavior, Junkbusters, and Prefer.com. Because our customers have a choice of information products, we also compete with data aggregation companies, such as Acxiom, Dun & Bradstreet, InfoUSA, Harte-Hanks and TransUnion, for a share of our customers' marketing data budgets.

    DoubleClick Research competes with other providers of research and planning tools for the online market, including Dynamic Logic, Jupiter Media Metrix, Millward Brown Interactive, NetRatings (a unit of AC Neilsen) and Ipsos-ASI Interactive.

    In addition, customer relationship management companies, such as E.piphany and Kana, offer products and services that compete functionally with those offered by several of DoubleClick's business units, in particular DoubleClick TechSolutions and DoubleClick Data.

PRIVACY AND DATA PROTECTION

    We have been a leader in promoting consumer privacy, and are committed to enhancing consumer understanding of the technologies that are used to provide information to digital marketing companies like DoubleClick. Our consumer privacy and data protection efforts are led by a full complement of experts devoted to consumer privacy and data protection issues. In 2000, DoubleClick appointed Jules Polonetsky as our Chief Privacy Officer. Mr. Polonetsky, former Consumer Affairs Commissioner for New York City, reports directly to our Board of Directors and leads our privacy and data protection department. Our privacy team ensures that we are effectively implementing our privacy policies and procedures, works with our clients to institute and improve their privacy procedures and educates the public about our leadership with regard to privacy. Mr. Polonetsky also serves as chair of the Chief Privacy Officer Council of the Internet Advertising Bureau.

    In addition, in 2000, we created a Privacy Advisory Board consisting of consumer advocates, security experts and authorities in the field of online privacy. The Privacy Advisory Board makes recommendations about how we can improve privacy procedures through the adoption of policies aimed at protecting the privacy interests of consumers online. In addition, we have engaged PricewaterhouseCoopers LLP, which is widely known for its expertise in the online privacy arena, to conduct periodic audits of our data protection practices.

    We have also been active in consumer education about privacy and data protection. In addition to our educational Web site, we ran online and offline ad campaigns, including approximately 150 million online ads, to inform consumers about privacy and data protection issues.

    As a founding member of the Network Advertising Initiative, we have helped develop self-regulatory principles for the network advertising industry that have been endorsed by the Federal Trade Commission and the Clinton administration. In addition, we are involved in a number of organizations and committees which address privacy concerns, including the Online Privacy Alliance, the Platform for Privacy Preferences Project (developed by the World Wide Web Consortium), the Privacy Leadership Initiative, the Responsible Email Communications Alliance and the Direct Marketing Association.

    We are a defendant in several pending lawsuits alleging, among other things, that we unlawfully obtain and use Internet users' personal information, and that our use of cookies violates certain federal and state laws. We believe these claims are without merit and vigorously contest them. We are the subject of an inquiry involving the attorneys general of several states relating to our practices in the collection, maintenance and use of information about, and disclosure of these information practices to, Internet users. In January 2001, the Federal Trade Commission closed its inquiry into our ad serving and data collection practices without recommending any further action. We may receive additional regulatory inquiries and we intend to cooperate fully. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain.

SEASONALITY AND CYCLICALITY

    We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick Media and DoubleClick TechSolutions businesses, and the direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects our DoubleClick Data business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue has in the past and may in the future be materially affected by a decline in the economic prospects of our customers or in the economy in general, which could alter our current or prospective customers' spending priorities or budget cycles or extend our sales cycle.

PROPRIETARY RIGHTS

    Our success and ability to effectively compete are substantially dependent on the protection of our proprietary technologies and our trademarks, which we protect through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART technology. We own other patents, and have patent applications pending, for our technology.

    We also have rights in the trademarks that we use to market our solutions. These trademarks include DOUBLECLICK'r', DART'r', DARTMAIL'TM' and ABACUS'r'. We have applied to register our trademarks in the United States and internationally. We have received registrations for the marks DOUBLECLICK, DART and ABACUS and have applied for registrations of others. We cannot assure you that any of our current or future patent applications or trademark applications will be approved. In addition, we have licensed, and may license in the future, our trademarks, trade dress and similar proprietary rights to third parties.

    In order to secure and protect our proprietary rights, we generally enter into confidentiality, proprietary rights and license agreements, as appropriate, with our employees, consultants and business partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our proprietary rights are sufficient to prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, we cannot assure you that we will be able to adequately enforce the contractual arrangements that we have entered into to protect our proprietary technologies.

    Third parties may assert infringement claims against us, which could adversely affect the value of our proprietary rights and our reputation. Such claims could subject us to significant liability for damages, and we could be restricted from using our intellectual property. Any claims or litigation from third parties may also result in limitations on our ability to use our intellectual property, unless we enter into arrangements with third parties responsible for such claims, which may be unavailable on commercially reasonable terms, if at all.

                                   EMPLOYEES

    As of December 31, 2000, we employed 1,929 persons, including 1,040 in sales and marketing, 247 in engineering and product development, 290 in business operations, consulting and customer support, and 352 in general administration. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

                                  RISK FACTORS

    An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you decide to invest in our company. If any of the following risks actually occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline, and you could lose all or part of your investment.

                 RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT

    We were incorporated in January 1996 and have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including the digital marketing industry. Our risks include:

     ability to sustain historical revenue growth rates;

     ability to manage our expanding operations;

     competition;

     attracting, retaining and motivating qualified personnel;

     maintaining our current, and developing new, strategic relationships with Web publishers;

     ability to anticipate and adapt to the changing Internet advertising and direct marketing industries;

     ability to develop and introduce new products and services and continue to develop and upgrade technology;

     attracting and retaining a large number of advertisers from a variety of industries; and

     relying on the DoubleClick networks.

    We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. If we are unsuccessful in addressing these risks, our revenues may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES

    We incurred net losses of $4.0 million, $7.7 million, $18.0 million and $55.8 million for each of the years ended December 31, 1996 though 1999, respectively. For the year ended December 31, 2000, we incurred a net loss of $156.0 million and, as of December 31, 2000, our accumulated deficit was $265.8 million. We have not achieved profitability on an annual basis and may incur operating losses in the future. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. Although our revenue has grown in recent quarters, we cannot assure you that we will achieve sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows slower than we anticipate or decreases in key business areas, or if operating expenses exceed our expectations or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM WEB SITES OF A LIMITED NUMBER OF WEB PUBLISHERS AND THE LOSS OF THESE WEB PUBLISHERS AS CUSTOMERS COULD HARM OUR BUSINESS

    We derive a substantial portion of our DoubleClick Media revenue from ad impressions we deliver on the Web sites of a limited number of Web publishers. For the year ended December 31, 2000, approximately 17.3% of our revenue resulted from ads delivered on the Web sites of the top five Web publishers on our DoubleClick networks. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers that account for a significant portion of our revenue or any significant reduction in traffic on these Web publishers' Web sites.

    The loss of these Web publishers could also cause advertisers or other Web publishers to leave our networks or cease to use our technology services. Either result could materially and adversely affect our business, results of operations and financial condition. Typically we enter into short-term contracts with Web publishers for our offerings. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future, which may have terms that are not as favorable to us as the terms of the existing contracts. Our business, results of operations and financial condition could be materially and adversely affected by such new contracts or renewals.

OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED BY LAWSUITS RELATED TO PRIVACY AND OUR BUSINESS PRACTICES

    We are a defendant in several pending lawsuits alleging, among other things, that we unlawfully obtain and use Internet users' personal information, and that our use of cookies violates various federal and state laws. We are the subject of an inquiry involving the attorneys general of several states relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, Internet users. We may in the future receive additional regulatory inquiries and we intend to cooperate fully. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM ADVERTISEMENTS WE DELIVER TO WEB SITES, AND A DECREASE IN TRAFFIC LEVELS COULD HARM OUR BUSINESS

    We derive a large portion of our revenue from advertisements we deliver to Web sites on our DoubleClick networks and from the technology and services we provide to Web publishers, advertisers and agencies. We expect that our DoubleClick networks and our technology services will continue to account for a significant portion of our revenue for the foreseeable future. Our contracts with our customers are generally short-term. We cannot assure you that our customers will remain associated with our DoubleClick networks or continue to use our technology and other services, that the Web sites of our customers will maintain consistent or increasing levels of traffic over time, that the number of ad units on our customers' Web sites will not diminish over time, or that we will be able to replace in a timely or effective manner any departing customer with new customers with comparable traffic patterns, mix of ad impressions, or user demographics. Our failure to successfully market our products and develop and sustain long-term relationships with our customers, the loss of one or more customers that account for a significant portion of our revenue, the failure of our customers' Web sites to maintain consistent or increasing levels of traffic or number of ad units, or the failure to keep pace with the introduction of new technological developments would materially and adversely affect our business, results of operations and financial condition.

OUR ADVERTISING CUSTOMERS AND THE COMPANIES WITH WHICH WE HAVE OTHER BUSINESS RELATIONSHIPS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS

    Some of our customers may experience difficulty in supporting their current operations and implementing their business plans. These customers may reduce their spending on our products and services, or may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from a significant customer would negatively impact our financial condition. These circumstances are influenced by general economic and industry conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of Internet advertising budgets, especially by Internet-related companies. Our customers that are Internet-related companies may experience difficulty raising capital, or may be anticipating such difficulties, and therefore may elect to scale back the resources they devote to advertising, including on our system. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection. If the current environment for Internet advertising does not improve, our business, results of operations and financial condition could be materially adversely affected.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF FUTURE OPERATING PERFORMANCE

    Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

     advertiser, Web publisher and direct marketer acceptance and demand for our solutions;

     Internet user traffic levels;

     number and size of ad units per page on our customers' Web sites;

     changes in fees paid by advertisers;

     changes in service fees payable by us to Web publishers in our networks;

     the introduction of new Internet advertising products or services by us or our competitors;

     variations in the levels of capital or operating expenditures and other costs relating to the expansion of our operations; and

     general industry and economic conditions.

    For the foreseeable future, our revenue from DoubleClick TechSolutions and DoubleClick Media will also remain dependent on user traffic levels and advertising activity on our DoubleClick networks. This future revenue is difficult to forecast. Our operating expenses will include upgrading and enhancing our DART technology, expanding our product and service offerings, marketing and supporting our solutions and supporting our sales and marketing operations. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to our expenses, or if our expenses exceed revenue, then our business, results of operations and financial condition could be materially and adversely affected. These results would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

    As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on past periods as indicators of future performance.

RAPID CHANGES IN OUR BUSINESS COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND INFORMATION SYSTEM RESOURCES

    In recent years, we have experienced significant growth and other changes that have placed considerable demands on our managerial, operational and financial resources. We continue to increase the scope of our product and service offerings both domestically and internationally, and to deploy our resources in accordance with changing business conditions and opportunities. To continue to successfully implement our business plan in our rapidly evolving industry requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to train and manage our workforce. We cannot assure you that management will be effective in attracting and retaining additional qualified personnel, integrating acquired businesses, or otherwise responding to new business conditions. As of December 31, 1999, we had a total of 1,386 employees and, as of December 31, 2000, we had a total of 1,929 employees. We also cannot assure you that our information systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan. Our future performance may also depend on our effective integration of acquired businesses. Even if successful, this integration may take a significant period of time and expense, and may place a significant strain on our resources. Our inability to effectively respond to changing business conditions could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS MODEL

    A significant part of our business model is to generate revenue by providing digital marketing solutions to advertisers, ad agencies and Web publishers. The profit potential for this business model is unproven. To be successful, digital marketing will need to achieve broad acceptance by advertisers, ad agencies and Web publishers. Our ability to generate significant revenue from our customers will depend, in part, on our ability to contract with Web publishers that have Web sites with adequate available ad space inventory, and with advertisers that have continuing plans for Internet advertising. Further, the Web sites in our networks must generate sufficient user traffic with demographic characteristics attractive to our advertisers. We are affected by general industry conditions governing the supply and demand of Internet advertising. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

    Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. In addition, since online direct marketing is emerging as a new and distinct business apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of these clients.

    Acceptance of our new solutions will depend on the continued development of Internet commerce, communication and advertising, and demand for our solutions. We cannot assure you that there will be a demand for our new solutions or that any demand would be sustainable.

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS

    Our DART technology resides in our data centers in New York City, New Jersey, Virginia, California and Colorado, and in Europe, Asia and Latin America. Continuing and uninterrupted performance of our technology is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers and result in contract terminations, fee rebates and makegoods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

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

COMPETITION IN INTERNET ADVERTISING, DIRECT MARKETING AND RELATED PRODUCTS AND SERVICES IS INTENSE AND LIKELY TO INCREASE IN THE FUTURE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY

    The market for digital marketing products and services is very competitive. We expect this competition to continue to increase because there are low barriers to entry. Competition may also increase as a result of industry consolidation.

    We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     the timing and acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

     customer service and support efforts;

     our ability to adapt and scale our technology, and develop and introduce new technologies, as customer needs change and grow;

     sales and marketing efforts;

     the features, ease of use, performance, price and reliability of solutions developed either by us or our competitors; and

     the relative impact of general economic and industry conditions on either us or our competitors.

    We compete directly or indirectly with companies in the following categories:

     large Web publishers, Web portals and Internet advertising networks that offer advertising inventory;

     providers of software and service bureau ad delivery solutions for Web publishers and advertisers;

     email services companies, ISPs and other companies that enter the email services business;

     direct mail and email list providers, and providers of information products and marketing research services to the direct marketing industry;

     Web ratings companies, advertisement performance measurement companies, providers of Web advertising management, online research and consulting services and providers of syndicated market research in traditional publishing; and others, such as providers of customer relationship management services, content aggregation companies, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate digital marketing.

    Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers, direct marketers and Web publishers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our solutions or that achieve greater acceptance than our solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising, ad agency and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

WE MAY NOT COMPETE SUCCESSFULLY WITH TRADITIONAL ADVERTISING MEDIA FOR ADVERTISING DOLLARS

    Companies doing business on the Internet, including ours, must also compete with television, radio, cable and print (traditional advertising media) for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium. In addition, in response to adverse economic or business conditions, many advertisers reduce their advertising and marketing spending. These circumstances would increase the competition we face to sell our products and services, and could materially and adversely affect our business, results of operations or financial condition.

OUR REVENUE IS SUBJECT TO SEASONAL AND CYCLICAL FLUCTUATIONS

    We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick Media and DoubleClick TechSolutions businesses, and the direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects our DoubleClick Data business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver. Expenditures by advertisers and direct marketers also tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue has in the past and may in the future be materially and adversely affected by a decline in the economic prospects of our customers or in the economy in general, which could alter our current or prospective customers' spending priorities or budget cycles or change our sales cycle.

    Due to the risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

WE MAY NOT BE ABLE SUCCESSFULLY TO MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES

    We may acquire or make investments in other complementary businesses, products, services or technologies. From time to time we have had discussions with other companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify other suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if we agree to buy a company, we cannot assure you that we will be successful in consummating the purchase. Reasons for failing to consummate a purchase could include our refusal to increase the agreed upon purchase price to match an offer made by a subsequent competing bidder. If we buy a company, we could have difficulty in integrating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we acquire different types of businesses, we could have difficulty in integrating the acquired products, services, technologies or personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as amortization of goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

WE MUST MANAGE THE INTEGRATION OF ACQUIRED COMPANIES SUCCESSFULLY IN ORDER TO ACHIEVE DESIRED RESULTS

    As a part of our business strategy, we expect to enter into a number of business combinations and acquisitions. Achieving the benefits of acquisition transactions, including our recent acquisition of @plan, depends on the successful execution of post-acquisition events including:

     integrating operations and personnel;

     offering the existing products and services of each company to the other company's customers; and

     developing new products and services that utilize the assets of both companies.

    In addition, acquisitions are accompanied by a number of risks, including:

     the difficulty of assimilating the operations and personnel of the acquired companies;

     the potential disruption of the ongoing businesses and distraction of our management and management of the acquired company;

     the difficulty of incorporating acquired technology and rights into our products and services;

     unanticipated expenses related to technology integration;

     difficulties in maintaining uniform standards, controls, procedures and policies;

     the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     potential unknown liabilities associated with acquired businesses.

    We may not succeed in addressing these risks or any other problems encountered in connection with business combinations and acquisitions. Our failure to do so could have a material adverse effect on our business, financial condition and operating results and could result in the loss of key personnel. In addition, the attention and effort devoted to integration will significantly divert management's attention from other important issues, and could seriously harm our business.

IF WE FAIL TO SUCCESSFULLY CROSS-MARKET OUR PRODUCTS TO CUSTOMERS OF BUSINESSES WE ACQUIRE, OR TO DEVELOP NEW PRODUCTS TO SERVE THOSE AND OUR EXISTING CUSTOMERS, WE MAY NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUE

    We offer to our collective customers the respective products and services historically offered by DoubleClick and companies we have acquired. We cannot assure you that any company's customers will have any interest in the other companies' products and services. The failure of our cross-marketing efforts may diminish the benefits we realize from these acquisitions. In addition, we intend to develop new products and services that combine the knowledge and resources of our company and the businesses we acquire. We cannot assure you that these products or services will be developed or, if developed, will be successful or that we can successfully integrate or realize the anticipated benefits of these acquisitions. As a result, we may not be able to increase or maintain our customer base. We cannot assure you that we will be able to overcome the obstacles in developing new products and services, or that there will be a demand for the new products or services developed by us after the acquisitions. An inability to overcome these obstacles or a failure of demand to develop could materially and adversely affect our business, financial condition and results of operations or could result in loss of key personnel.

WE ARE DEPENDENT ON KEY PERSONNEL AND ON EMPLOYEE RETENTION AND RECRUITING FOR OUR FUTURE SUCCESS

    Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. We do not have employment agreements with most of these executives. The loss of the services of one or more of our key employees could materially and adversely affect our business, results of operations and financial condition. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees. There is significant competition for qualified employees in our industry. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR DAMAGES

    Our success and ability to effectively compete are substantially dependent on the protection of our proprietary technologies and our trademarks, which we protect through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. Despite our diligent efforts, we cannot assure you that any of our proprietary rights will be viable or of value in the future.

    In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART technology. We own other patents, and have patent applications pending, for our technology. We cannot assure you that patents applied for will be issued or that patents issued or acquired by us now or in the future will be valid and enforceable, or provide us with meaningful protection.

    We also have rights in the trademarks that we use to market our solutions. These trademarks include DOUBLECLICK'r', DART'r', DARTMAIL'TM' and ABACUS'r'. We have applied to register our trademarks in the United States and internationally. We have received registrations for the marks DOUBLECLICK, DART and ABACUS and have applied for registration of others. We cannot assure you that any of our current or future trademark applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted unless we enter into arrangements with these parties which may be unavailable on commercially reasonable terms, if at all. In addition, we have licensed, and may license in the future, our trademarks, trade dress and similar proprietary rights to third parties. While we endeavor to ensure that the quality of our brands are maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights and reputation.

    In order to secure and protect our proprietary rights, we generally enter into confidentiality, proprietary rights and license agreements, as appropriate, with our employees, consultants and business partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our proprietary rights are sufficient to prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, we cannot assure you that we will be able to adequately enforce the contractual arrangements which we have entered into to protect our proprietary technologies.

    Furthermore, third parties may assert infringement claims against us, which could adversely affect the value of our proprietary rights and our reputation. From time to time we have been, and we expect to continue to be, subject to claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our customers. In particular, we do not conduct exhaustive patent searches to determine whether our technology infringes patents held by others. In addition, technology development in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, that provide for technologies similar to ours.

    Third party infringement claims and any resultant litigation, should it occur, could subject us to significant liability for damages or restrict us from using our intellectual property. Even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar agreements with the third parties asserting these claims. Such agreements, if required, may be unavailable on terms acceptable to us, or at all. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

OUR RIGHT TO KEEP AND USE INFORMATION COLLECTED IN OUR DATABASES MAY BE CHALLENGED IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

    We collect and compile information in databases for the product offerings of all our businesses. Individuals have claimed, and may claim in the future, that our collection of this information is illegal. Although we believe that we have the right to use and compile the information in these databases, we cannot assure you that our ability to do so will remain lawful, that any trade secret, copyright or other intellectual property protection will be available for our databases, or that statutory protection that is or becomes available for databases will enhance our rights. In addition, others may claim rights to the information in our databases. Further, pursuant to our contracts with Web publishers using our solutions, we are obligated to keep certain information regarding each Web publisher confidential and, therefore, may be restricted from further using that information in our businesses.

WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS OR WE WILL NOT BE COMPETITIVE

    The digital marketing business is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions and services to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions and services. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors. Our failure to successfully design, develop, test and introduce new services, or the failure of our recently introduced services to achieve acceptance, could prevent us from maintaining existing client relationships, gaining new clients or expanding our business and could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL SUCCESSFULLY TO MANAGE OUR INTERNATIONAL OPERATIONS AND SALES AND MARKETING EFFORTS

    We have operations in a number of countries. We have limited experience in developing localized versions of our solutions and in marketing, selling and distributing our solutions internationally. We sell our products and services through our directly and indirectly owned subsidiaries in Australia, the Benelux countries, Brazil, Canada, France, Germany, Spain, Ireland, Italy, Scandinavia and the United Kingdom. We also operate our media business through business partners in Japan and Asia (Hong Kong, Taiwan, Korea, China and Singapore) and generally operate our technology business through our directly or indirectly owned subsidiaries in these jurisdictions. A great deal of our success in these markets is directly dependent on the success of our business partners and their dedication of sufficient resources to our relationship.

    Our international operations are subject to other inherent risks, including:

     the high cost of maintaining international operations;

     uncertain demand for our products and services;

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

These risks may have a material and adverse impact on the business, results of operations and financial condition of our operations in a particular country, and could result in a decision by us to reduce or discontinue operations in that country. The combined impact of these risks in each country may also materially and adversely affect the business, results of operations and financial condition of DoubleClick as a whole.

WE HAVE INCURRED SIGNIFICANT DEBT OBLIGATIONS WHICH COULD HARM OUR BUSINESS

    We incurred $250 million of indebtedness in March 1999 from the sale of our 4.75% Convertible Subordinated Notes due 2006. Our ratio of long-term debt to total equity was approximately 32.5% as of December 31, 2000. As a result of the sale of the notes, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR COMPANY

    Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

     discourage potential acquisition proposals;

     delay or prevent a change in control;

     impede the ability of our stockholders to change the composition of our board of directors in any one year; or

     limit the price that investors might be willing to pay in the future for shares of our common stock.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS

    The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above their purchase price.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

    As of December 31, 2000, we had 123,567,886 shares of common stock outstanding, excluding 22,246,248 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.03 to $124.56 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We intend to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares included in such registration statements, issued upon the exercise of stock options or issued upon the conversion of our convertible subordinated notes), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

                         RISKS RELATED TO OUR INDUSTRY

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF DEMAND FOR INTERNET ADVERTISING FAILS TO GROW AS PREDICTED OR DIMINISHES

    Our future success is highly dependent on an increase in the use of the Internet as an advertising medium. The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and acceptance for Internet advertising solutions is uncertain. Many of our current or potential advertising customers have limited experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, some of our current and potential Web publisher customers have little experience in generating revenue from the sale of advertising space on their Web sites. We cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the demand for Internet advertising decreases or develops more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

    There are currently no generally accepted standards or tools for the measurement of the effectiveness of Internet advertising or the planning of advertising purchases, and generally accepted standard measurements and tools may need to be developed to support and promote Internet advertising as a significant advertising medium. Our advertising customers may challenge or refuse to accept ours or third-party's measurements of advertisement delivery results, or the market research information that we provide. Our customers may not accept any errors in such measurements. In addition, the accuracy of database information used to target advertisements is essential to the effectiveness of Internet advertising that may be developed in the future. The information in our database, like any database, may contain inaccuracies which our customers may not accept.

    A significant portion of our revenue is derived from the delivery of advertisements placed on Web sites which are designed to contain the features and measuring capabilities requested by advertisers. If advertisers determine that those ads are ineffective or unattractive as an advertising medium or if we are unable to deliver the features or measuring capabilities requested by advertisers, the long-term growth of our online advertising business could be limited and our revenue levels could decline. There are also 'filter' software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of this software.

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUE AND INCREASE OUR
COSTS

    Laws applicable to Internet communications, e-commerce, digital advertising, data protection and direct marketing are becoming more prevalent. Any legislation enacted or regulation issued could dampen the growth and acceptance of the digital marketing industry in general and of our offerings in particular. Existing and proposed legislation in the United States, Europe (following the directive of the European Union), Canada, and Japan may impose limits on our collection and use of certain kinds of information about individuals, whether collected offline or online. Various U.S. state and foreign governments may also attempt to regulate our transmissions or levy sales or other taxes relating to our activities.

    Moreover, the laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, data protection, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

    Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to our businesses.

CHANGES IN LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS

    New limitations on the collection and use of information relating to Internet users are currently being considered by legislatures and regulatory agencies in the United States and internationally. We are unable to predict whether any particular proposal will pass, or the nature of the limitations in those proposals that do pass. Since many of the proposals are in their development stage, we cannot yet determine the impact these may have on our business. In addition, it is possible that changes to existing law, including new interpretations of existing law, could have a material and adverse impact on our business, financial condition and results of operations.

    The following are examples of proposals currently being considered in the United States and internationally:

     Legislation has been proposed in some jurisdictions to regulate the use of cookie technology. Our technology uses cookies for ad targeting and reporting, among other things, and we may be required to change our technology in order to comply with the new laws. It is possible that the changes required for compliance are commercially unfeasible, or that we are simply unable to comply and therefore may be required to discontinue the relevant business practice.

     Data protection officials in certain European countries have voiced the opinion that an IP address is personally-identifiable information. In those countries in which this opinion prevails, the applicable national data protection law could be interpreted to subject us to a more restrictive regulatory regime. Although we believe our current policies and procedures would meet these more restrictive standards, we cannot assure you that the applicable authorities would make the same determination. The cost of such compliance could be material, and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

     Legislation has been proposed to prohibit the sending of 'unsolicited commercial email' or 'spam.' We have a consent-based email delivery and list services business that we believe should not, as a matter of policy, be affected by this kind of legislation. However, it is possible that legislation will be passed that requires us to change our current practices, or subject us to increased possibility of legal liability for our practices.

     Legislation is under consideration that would regulate the practice of online preference marketing, as practiced by DoubleClick and other Network Advertising Initiative member companies. Such legislation, if passed, could require DoubleClick to change or discontinue its plans for online preference marketing services. The changes we are required to make could diminish the market acceptance of our offerings.

     The Federal Trade Commission is currently reviewing the need to regulate the manner in which offline information about consumers is collected and used by businesses. The value of the Abacus Alliance database, and the future viability of the DoubleClick Data business, could be adversely affected by legislation or regulation that limits the manner in which offline information about consumers is collected and used.

These and other circumstances leading to changes in the existing law could have a material and adverse impact on our business, financial condition and results of operations.

    In addition, DoubleClick is a member of the Network Advertising Initiative and the Direct Marketing Association, both industry self-regulatory organizations. Although our compliance with the these self-regulatory principles to date has not had a material adverse effect on us, we cannot assure you that these organizations will not adopt additional, more burdensome guidelines, which could materially and adversely affect the business, financial condition and results of operations of DoubleClick.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY PRODUCTS OFFERED BY THIRD PARTIES

    Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising, or Internet browsers set to block the use of cookies. We cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies are widely adopted, our business, financial condition and results of operations could be materially and adversely affected.

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

DOUBLECLICK DATA IS DEPENDENT ON THE SUCCESS OF THE DIRECT MARKETING INDUSTRY FOR ITS FUTURE SUCCESS

    The future success of DoubleClick Data is dependent in large part on the continued demand for our services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to us. Most of our Abacus clients are large consumer merchandise catalog operators in the United States. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalog operators from the Abacus Alliance, would have a material adverse effect on our business, financial condition and results of operations. Many industry experts predict that electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, will increase significantly in the future. To the extent this increase occurs, companies that now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for some DoubleClick Data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

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

ITEM 2. PROPERTIES

    Our principal executive offices are currently located in a facility in New York, New York consisting of an aggregate of approximately 240,000 square feet. On January 26, 1999, we entered into a lease agreement with an initial term of eleven years with an option to renew for an additional five years. We lease approximately 75,000 square feet of office space in Broomfield, Colorado, under a lease that terminates in April 2006 and is renewable for two consecutive five year terms. This facility was the headquarters for Abacus before our merger and is now the principal office for our Abacus operations. We also lease approximately 26,500 square feet of office space in San Mateo, California under a lease that expires in October 2005. This facility was the headquarters for NetGravity before our merger and now is primarily used for technology development of our TechSolutions products. In addition, we lease space for our significant offices in California, Colorado, Georgia, Illinois, Massachusetts, Michigan, Texas and Washington, as well as in Australia, Canada, China, Denmark, France, Germany, Hong Kong, Ireland, India, Italy, Japan, Korea, the Netherlands, Norway, Spain, Sweden and the United Kingdom. We are continually evaluating our facilities requirements.

ITEM 3. LEGAL PROCEEDINGS

    Following the announcement of our proposed merger with NetGravity on July 27, 1999, a complaint was filed in the San Mateo County, California, Superior Court against NetGravity and several of its directors. The complaint alleges that the directors of NetGravity breached their fiduciary duties to NetGravity's stockholders in connection with the negotiation of the proposed merger. The complaint asked the court to enjoin the consummation of the merger, or, alternatively, sought to rescind the merger or an award of unspecified damages from the defendants in the event the merger was consummated. We believe the claims asserted in this complaint are without merit and vigorously contest them.

    We are a defendant in 20 lawsuits concerning Internet user privacy and our data collection and other business practices. These lawsuits were filed throughout 2000. 18 of these actions are styled as class actions, one action is brought on behalf of the general public of the State of California and one is brought against us and ClearStation, Inc. on behalf of the State of Illinois by the State's Attorney of Cook County, Illinois. The actions seek, among other things, injunctive relief, civil penalties and unspecified damages.

    Five of the actions were filed in California state court, 13 in federal court, one in Texas state court and one in Illinois state court. On March 31, 2000, the plaintiff in one of the California state court proceedings filed a petition, ordered by the court on May 11, 2000, to coordinate the four actions then pending in the California state courts. The Judicial Panel on Multidistrict Litigation has granted our motions to transfer, coordinate and consolidate all thirteen federal actions before Judge Buchwald in the Southern District of New York. We believe that these lawsuits are without merit and we intend to vigorously defend ourselves against them.

    Additionally, we received a letter from the Federal Trade Commission ('FTC'), dated February 8, 2000, in which the FTC notified us that they were conducting an inquiry into our business practices to determine whether, in collecting and maintaining information concerning Internet users, we have engaged in unfair or deceptive practices. In January 2001, the Federal Trade Commission closed its inquiry into our ad serving and data collection practices without recommending any further action.

    Our ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. We are cooperating fully with all such inquiries. We may receive additional regulatory inquiries and intend to cooperate fully.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the security holders during the fourth quarter of 2000.

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

                                                               HIGH      LOW
                                                               ----      ---
2000:
    Fourth Quarter..........................................  $ 33.75   $ 8.00
    Third Quarter...........................................    45.52    27.56
    Second Quarter..........................................    93.88    32.88
    First Quarter...........................................   135.25    74.00
1999:
    Fourth Quarter..........................................   127.72    54.88
    Third Quarter...........................................    62.63    30.25
    Second Quarter..........................................    88.00    33.75
    First Quarter...........................................    50.00    11.00

    On December 29, 2000, the last sale price of our common stock reported by the Nasdaq National Market was $11.00 per share. On March 6, 2001, the last sale price of our common stock reported by the Nasdaq National Market was $13.875 per share. As of March 6, 2001, we had approximately 887 holders of record of our common stock.

                                DIVIDEND POLICY

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to DoubleClick's consolidated statement of operations for each of the years ended December 31, 2000, 1999 and 1998 and with respect to DoubleClick's consolidated balance sheet as of December 31, 2000 and 1999 have been derived from the audited financial statements of DoubleClick which are included elsewhere herein. The selected consolidated financial data set forth with respect to DoubleClick's consolidated statement of operations for each of the periods ended December 31, 1997 and 1996 and with respect to DoubleClick's consolidated balance sheet as of December 31, 1998, 1997, and 1996 are derived from the audited financial statements of DoubleClick which are not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and the notes to those statements included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                2000        1999       1998      1997      1996
                                                ----        ----       ----      ----      ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................  $ 505,611   $258,294   $138,724   $67,926   $25,985
Income (loss) from operations...............   (189,117)   (58,715)   (14,970)   (3,828)   (1,419)
Income (loss) before income taxes...........   (155,131)   (47,234)   (10,973)   (3,432)   (1,565)
Net income (loss)...........................   (155,981)   (55,821)   (18,039)   (7,741)   (3,954)
Basic and diluted net income (loss) per
  share.....................................      (1.29)     (0.51)     (0.21)    (0.16)    (0.07)
Weighted average shares used in basic per
  share calculation.........................    121,278    109,756     86,248    49,048    56,516
Weighted average shares used in diluted per
  share calculation.........................    121,278    109,756     86,248    49,048    56,516

                                                                 DECEMBER 31,
                                             ----------------------------------------------------
                                                2000        1999       1998      1997      1996
                                                ----        ----       ----      ----      ----
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital............................  $  562,510   $309,883   $184,408   $25,861   $ 4,959
Total assets...............................   1,298,543    729,407    260,361    53,641    19,749
Convertible subordinated notes and other...     265,609    255,348      2,067       742       711
Total stockholders' equity.................     817,057    361,662    206,771    31,428     7,256

                        QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2000. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                            WEIGHTED   WEIGHTED
                                                     INCOME                 AVERAGE     AVERAGE    BASIC AND DILUTED
                                                     (LOSS)        NET      COMMON      COMMON         NET LOSS
                                          GROSS       FROM       INCOME     SHARES--    SHARES--          PER
       QUARTER ENDED          REVENUES   PROFIT    OPERATIONS    (LOSS)      BASIC      DILUTED      COMMON SHARE
       -------------          --------   ------    ----------    ------      -----      -------      ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
   March 31.................  $110,056   $57,579    $(31,914)   $ (18,374)   116,839     116,839         $(0.16)
   June 30..................   128,087    68,548     (29,763)     (22,132)   122,265     122,265          (0.18)
   September 30.............   135,169    77,953     (30,047)     (10,724)   122,621     122,621          (0.09)
   December 31..............   132,299    54,961     (97,393)    (104,751)   123,386     123,386          (0.85)

1999
   March 31.................  $ 39,412   $24,051    $ (8,919)   $  (8,404)   106,877     106,877         $(0.08)
   June 30..................    49,856    28,841      (6,799)      (5,406)   109,758     109,758          (0.05)
   September 30.............    75,336    46,138         973          136    110,466     121,752          (0.00)
   December 31..............    93,690    52,108     (43,970)     (42,147)   111,325     111,325          (0.38)


    In the fourth quarter of 2000, DoubleClick recognized approximately $49.4 million in impairments associated with the write down of the goodwill generated in its acquisitions of DoubleClick Scandinavia and DoubleClick Iberoamerica. (See Note 5 to the Consolidated Financial Statements.) Also in the fourth quarter of 2000, DoubleClick recorded an approximately $24.1 million impairment charge related to the write down of its investment in ValueClick. (See Note 3 to the Consolidated Financial Statements.) Additionally, DoubleClick incurred approximately $2.4 million in restructuring charges associated with the involuntary terminations of certain of its employees in December 2000. (See Note 7 to the Consolidated Financial Statements.) In December 2000, DoubleClick wrote off the remaining balance of its advance to a Web publisher. The approximately $18.5 million charge has been included in cost of revenues in the consolidated statements of operations.

    In the third quarter of 2000, DoubleClick recognized an approximately $3.9 million gain as the result of the initial public offering of ValueClick Japan, a consolidated subsidiary of its equity method investee ValueClick. Also in the third quarter of 2000, DoubleClick recognized an approximately $18.7 million impairment charge related to the write down of its warrant to purchase additional shares of ValueClick. (See Note 3 to the Consolidated Financial Statements.) In July 2000, DoubleClick recognized an approximately $20.7 million gain as the result of the partial sale of its interest in NetGravity Japan to DoubleClick Japan. (See Note 2 to the Consolidated Financial Statements.)

    In the first quarter of 2000, DoubleClick recognized an approximately $8.9 million gain related to the increase in its proportionate share of the net assets of its equity method investee ValueClick as the result of ValueClick's intital public offering in March 2000. (See Note 3 to the Consolidated Financial Statements.)

    In the fourth quarter of 1999, DoubleClick recognized direct transaction and integration costs of approximately $38.7 million in connection with its acquisitions accounted for as poolings of interest. Also in the fourth quarter of 1999, DoubleClick incurred approximately $2.9 million in costs associated with the relocation of its corporate headquarters. (See Note 6 to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis in conjunction with our financial statements and related notes included in this report.

OVERVIEW

    We provide the infrastructure that makes marketing work in the digital world. Combining media, data and technological expertise, our products and services enable marketers to deliver the right message, to the right person, at the right time, while helping publishers maximize their revenue and build their business online.

    Our patented DART technology is the platform for many of our solutions. The DART technology is a sophisticated targeting and reporting tool, relied upon by our customers to measure campaign performance and provide dynamic ad space inventory management. Our service and product offerings are grouped into three segments:

     DoubleClick Media (Media);

     DoubleClick TechSolutions (Technology or TechSolutions); and

     DoubleClick Data (Data).

COMPARABILITY OF RESULTS

ALTAVISTA AGREEMENT

    In January 1999, we changed the manner in which we report the financial results of the services we performed for the AltaVista Web site. Effective January 1, 1999, we entered into an Advertising Services Agreement with AltaVista Company's predecessor-in-interest (Compaq Computer Corporation) that superseded the previously effective Procurement and Trafficking Agreement, dated December 1996 and amended in January 1998, between DoubleClick and Compaq Computer Corporation's predecessor-in-interest, Digital Equipment Corp.

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

    Beginning January 1, 1999, AltaVista agreed, under the Advertising
Services Agreement, to use our DART technology for ad delivery, and to outsource domestic, international and local ad sales functions to us. For these services, AltaVista pays us (1) a technology fee for all advertising delivered by our DART technology to users of the AltaVista Web site, (2) a sales commission based on the net revenues generated from all advertisements sold by DoubleClick on behalf of AltaVista and (3) a fee for all billing and collections services we perform for AltaVista. Under this agreement, we recognized DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of impressions on the AltaVista Web site and associated services. As a result of this change in our relationship with AltaVista, although there had been no significant change in gross profit dollars, overall gross margin percentage had increased as we were no longer required to pay service fees to AltaVista for impressions sold and delivered on the AltaVista Web site and revenues include the fees earned for services rendered.

    In November 1999, we entered into an Interim Advertising Services Agreement, effective from November 1, 1999 through December 31, 2000.

with AltaVista, which temporarily suspended the Advertising Services Agreement. The Interim Services Agreement temporarily adjusted some advertising sales arrangements between us and AltaVista, but did not change the manner in which we recognized revenues derived from our services for the AltaVista Web site.

    On August 7, 2000, we announced a restructuring of our Advertising Services Agreement with AltaVista ('New Agreement'). Under the New Agreement, AltaVista agreed to assume lead ad sales responsibility for domestic advertisers by February 2001, and international advertisers by December 2001 (subject to AltaVista's right to assume lead responsibility sooner in certain international markets). After AltaVista assumes lead ad responsibility in a market, DoubleClick will have the right to sell ads on the AltaVista Web sites in that market on a non-exclusive basis, as part of DoubleClick's worldwide ad networks, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers Service declining in each year of the agreement, subject to certain minimums. The DART for Advertisers Service will serve the majority of AltaVista's online advertising campaigns through December 2004.

BUSINESS COMBINATIONS

    In July 2000, we contributed our wholly-owned subsidiary, NetGravity Japan, to our affiliate DoubleClick Japan in return for an additional 27% ownership interest in DoubleClick Japan. In addition to increasing our equity interest to approximately 37%, the agreement with DoubleClick Japan enables us to nominate a majority of the seats on DoubleClick Japan's Board of Directors and exercise a controlling financial interest in its operations. Pursuant to APB 16, Business Combinations, we have consolidated the net assets and results of operations of DoubleClick Japan as of the date of the transfer. As DoubleClick Japan's net assets and results of operations had not previously been consolidated in our financial statements, this simultaneous transfer and acquisition was treated as a partial sale of our interest in NetGravity Japan and a step acquisition of an additional equity interest in DoubleClick Japan. Full reverse acquisition accounting was used and a $20.7 million gain recognized to the extent that NetGravity Japan was deemed sold to the minority shareholders of DoubleClick Japan. This gain has been included in 'Gain on equity transactions of affiliates, net' in our consolidated statement of operations. Goodwill of $21.3 million was also recorded to reflect the proportionate step-up in DoubleClick Japan's assets as the result of the reverse acquisition.

    Subsequent to the transfer of NetGravity Japan described above, DoubleClick made an additional investment of $5.4 million in DoubleClick Japan, which increased our interest in DoubleClick Japan to approximately 43%. This investment was accounted for as a step acquisition and DoubleClick recorded approximately $0.7 million of goodwill, which represents the excess of its additional investment over the fair value of the incremental assets acquired.

    Effective May 26, 2000, we acquired Flashbase, Inc. ('Flashbase') for approximately $19.6 million. In connection with the acquisition, which has been accounted for under the purchase method, we recorded approximately
$19.5 million in goodwill. An additional amount payable in either cash or DoubleClick common stock, at our election, will be made in March 2001 based on the continued employment of the former shareholders and the attainment of specific performance objectives through the year ended December 31, 2000.
We intend to pay $0.8 million of this amount in cash and the remainder in DoubleClick common stock. We have recorded approximately $4.0 million in non-cash compensation expense related to the contingently issuable shares for the year ended December 31, 2000. Such amounts are included in 'Accrued expenses and other current liabilities' in the consolidated balance sheet.

    We consummated mergers with NetGravity, Abacus and Opt-In Email.com during 1999 which have been accounted for as poolings of interests. We acquired the remaining interests not previously owned by us in DoubleClick Scandinavia AB in December 1999 and DoubleClick Iberoamerica S.L. in November 1999. These transactions were accounted for as purchases.

    On February 2, 2001, we completed our acquisition of @plan.inc, a leading provider of online target market research planning systems. Under the final terms of the acquisition, which qualifies as a tax-free reorganization for United States federal income tax purposes, we paid $3.45 in cash and 0.2829 of a share of DoubleClick stock for each outstanding share of @plan common stock. Our purchase price, exclusive of direct acquisition costs, was approximately $103.5 million. The excess of the purchase price over the fair value of @plan's net assets acquired will be allocated to intangible assets, which includes goodwill, and amortized over their estimated useful lives.

    On February 22, 2001, we entered into an agreement to acquire FloNetwork Inc., an email marketing technology provider. The transaction is subject to customary closing conditions, including approval by FloNetwork's shareholders and Canadian governmental authorities, and is expected to close in the second quarter of 2001.

RESULTS OF OPERATIONS

    Revenues and gross profit by segment are as follows:

                                         REVENUES                      GROSS PROFIT
                              ------------------------------   -----------------------------
                                 YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                              ------------------------------   -----------------------------
                                2000       1999       1998       2000       1999      1998
                                ----       ----       ----       ----       ----      ----
                                                      (IN THOUSANDS)
Media.......................  $253,827   $125,499   $ 74,180   $ 64,251   $ 49,955   $15,726
Technology..................   203,391     74,695     24,965    145,560     50,082    16,827
Data........................    72,355     65,961     46,979     49,230     51,101    36,980
Intersegment elimination....   (23,962)    (7,861)    (7,400)        --         --        --
                              --------   --------   --------   --------   --------   -------
    Total...................  $505,611   $258,294   $138,724   $259,041   $151,138   $69,533
                              --------   --------   --------   --------   --------   -------
                              --------   --------   --------   --------   --------   -------

2000 COMPARED TO 1999

    2000 revenues and gross profits increased over 1999 primarily as the result of volume increases both domestically and internationally and a more favorable product mix, partially offset by declines associated with the decrease in revenue derived from advertising impressions delivered to users of the AltaVista Web site as the result of the restructuring of our Advertising Services Agreement, which is described above. Operating expenses increased to $448.2 million from $209.9 million in 1999, and included $49.4 million in goodwill impairments, $41.2 million in intangible asset amortization, $24.4 million in non-cash compensation charges, and $2.4 million in restructuring charges in 2000. Operating expenses for the year ended
December 31, 1999 included intangible asset amortization of $1.3 million, non-cash compensation charges of $2.2 million and direct transaction, integration and relocation charges of $41.6 million in 1999. Net loss including these charges was $156.0 million in 2000 as compared to $55.8 million in 1999. As we continue to grow, we expect operating expenses to remain relatively constant in absolute dollars and to be significantly impacted by non-cash compensation charges and the amortization of intangible assets related to purchase business combinations.

    Revenues derived from advertising impressions delivered to users of the AltaVista Web site were $37.9 million, or 7.5% of total revenue for the year ended December 31, 2000 compared to $27.9 million, or 10.8% of total revenues for the year ended December 31, 1999. No one Web publisher or advertiser accounted for more than 10.0% of revenue for the year ended December 31, 2000.

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

    Revenue for DoubleClick Media increased 102.2% to $253.8 million for the year ended December 31, 2000 from $125.5 million for the year ended
December 31, 1999. DoubleClick Media gross margin was 25.3% for the year ended December 31, 2000 and 39.8% for the year ended December 31, 1999. The increase in DoubleClick Media revenue was due to an increase in online ad spending on the worldwide DoubleClick networks. Gross margin decreased primarily due to the write-off of our advance to a Web publisher in December 2000. Excluding this one-time charge, gross margin would have been 32.6% for the year ended
December 31, 2000. Gross margin also declined due to increases in the amounts of unsold inventory, which diluted the effective price of delivered advertising impressions. Gross margin further decreased due to a reduction in the proportion of revenue derived from advertising impressions delivered to users of the AltaVista Web site. Although DoubleClick Media revenues increased substantially from 1999 to 2000, we experienced a smaller sequential quarter-to-quarter growth rate towards the end of 2000, and we anticipate that quarterly Media revenues will be lower than 2000 levels at least during the first half of 2001.

    DoubleClick Media revenue derived from advertising impressions delivered to the users of the AltaVista Web site was $28.4 million, or 11.2% of DoubleClick Media revenue for the year ended December 31, 2000, compared to $22.4 million, or 17.8% of DoubleClick Media revenue for the year ended December 31, 1999. Because of specific contractual terms unique to AltaVista, we recognize revenue from sales commissions, billing and collection fees and DART service fees derived from the sale and delivery of ads on the AltaVista Web site and associated services. AltaVista DART services fees recognized by TechSolutions were $9.5 million and $5.5 million for the year ended December 31, 2000 and 1999, respectively.

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue is derived primarily from sales of our DART Service and AdServer product offerings. DoubleClick TechSolutions cost of revenue includes costs associated with the delivery of advertisements, including Internet access costs, depreciation of the ad delivery system, facilities and personnel related costs incurred to operate our ad delivery system. TechSolutions cost of revenues also includes costs associated with consulting and support of our AdServer product.

    DoubleClick TechSolutions revenue increased 172.3% to $203.4 million for the year ended December 31, 2000 from $74.7 million for the year ended December 31, 1999. DoubleClick TechSolutions gross margin was 71.6% for the year ended December 31, 2000 and 67.0% for the year ended December 31, 1999. The increase in DoubleClick TechSolutions revenue was due to an increase in the number of DART Service and AdServer clients coupled with an increased volume of advertising impressions delivered for new and existing clients. The increase in gross margin is due to increased efficiencies from the growth of the DART Service bureau and our consulting and support of the AdServer product.

DOUBLECLICK DATA

    DoubleClick Data revenue is derived primarily from providing services such as prospecting lists, housefile scoring, list optimization and market research services chiefly to catalog-based retailers. DoubleClick Data cost of revenue includes expenses associated with creating, maintaining and updating the Abacus Alliance database as well as the technical infrastructure to produce our products and services.

    DoubleClick Data revenue increased 9.7% to $72.4 million for the year ended December 31, 2000 from $66.0 million for the year ended December 31, 1999. Gross margin declined from 77.4% for the year ended December 31, 1999 to 68.0% for the year ended December 31, 2000. The increase in revenue was due an increase in sales to new and existing clients. The decline in gross margin was primarily attributable to increases in personnel-related costs resulting from higher employment levels and, to a lesser extent, facilities, depreciation and processing costs associated with supporting new product initiatives.

OPERATING EXPENSES

    Sales and Marketing

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $227.2 million, or 44.9% of revenue for the year ended December 31, 2000 and $103.6 million, or 40.1% of revenue for the year ended December 31, 1999. The increase in sales and marketing expense as a percentage of revenue was related primarily to the recognition of approximately $23.7 million in non-cash compensation and approximately $1.7 million in deal related charges associated with our acquisitions of DoubleClick Scandinavia and Flashbase. Additional shares of DoubleClick common stock are contingently issuable based on the continued employment of former shareholders of DoubleClick Scandinavia and Flashbase and the attainment of specific performance objectives. We have assessed, and will continue to assess, the probability and amount of the shares payable and expect to incur significant non-cash compensation charges in 2001. Excluding these non-cash and deal-related charges, sales and marketing expenses would have been 39.9% of revenues for the year ending December 31, 2000.

    In addition to the $25.4 million of non-cash and deal-related charges described above, the $123.6 million increase in sales and marketing expense was attributable to an approximately $44.1 million increase in compensation and related benefits expenses associated with the growth in our sales force, coupled with increases in other costs related to our personnel growth. Commissions related to the increase in revenues grew by $14.0 million, costs associated with the continued development and implementation of our marketing and branding campaigns increased by $14.7 million, and our provision for doubtful accounts increased by approximately $10.2 million. This increase in the provision for doubtful accounts is commensurate with the increases in our revenues and level of business activity. We expect sales and marketing expenses to remain relatively constant in absolute dollars.

    General and Administrative

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility related costs. General and administrative expenses were $83.2 million, or 16.5% of revenue for the year ended December 31, 2000 and $35.0 million, or 13.6% of revenue for the year ended December 31, 1999. The increase of $48.2 million was primarily the result of an approximate $17.4 million increase in compensation and related benefits expenses associated with the growth in our personnel, business and operations, coupled with increases in other costs related to our personnel growth. Professional services fees increased by approximately $13.9 million from consulting fees incurred to integrate, convert and develop our systems and from legal fees incurred addressing privacy concerns and patent infringement lawsuits. We expect general and administrative expenses to remain relatively constant in absolute dollars.

    Product Development

    Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $44.8 million, or 8.9% of revenues for year ended December 31, 2000 and $28.4 million, or 11.0% of revenues for the year ended December 31, 1999. The $16.4 million increase in product development expense was primarily the result of an approximate $9.1 million increase in compensation and related benefits expenses associated with the increases in our personnel. In addition to increases in other costs related to our personnel growth, professional services fees increased by approximately $2.3 million related to consulting fees for enhancements to our DART and AdServer technologies, as well as our new eMail suite of products. The decrease in product development costs as a percentage of revenue is due to the growth in revenue generated from a significant number of new clients, renewals and extended contracts of existing clients, and an increase in services and products being offered. We expect product development costs to remain relatively constant in absolute dollars.

    Amortization of Intangible Assets

    Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $41.2 million for the year ended
December 31, 2000 and $1.3 million for the year ended December 31, 1999. The increase was primarily the result of the amortization of goodwill related to our acquisitions of DoubleClick Japan, DoubleClick Scandinavia, Flashbase and DoubleClick Iberoamerica.

    Goodwill Impairment

    As a result of the significant decline in market value of Internet-based companies, as well as operating losses incurred by our subsidiaries, we reviewed the recoverability of the goodwill associated with our acquisitions of DoubleClick Scandinavia and DoubleClick Iberoamerica in accordance with our accounting policy. In the course of our analysis, we determined that the goodwill attributable to DoubleClick Scandinavia and DoubleClick Iberoamerica was in excess of our estimates of these entities' future cash flows. Accordingly, we recognized $49.4 million in impairment charges equal to the difference between our investment in and the estimated fair value of these entities in the fourth quarter of 2000. Of this amount, $48.2 million related to DoubleClick Scandinavia and $1.2 million related to DoubleClick Iberoamerica.

    Direct Transaction, Integration and Relocation Charges

    For the year ended December 31, 1999 we incurred direct transaction and integration costs of approximately $38.7 million and approximately $2.9 million in costs associated with the relocation of our corporate headquarters. We incurred no such costs in 2000.

    Restructuring Costs

    In December 2000 management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization and to position DoubleClick for profitable growth in the future consistent with management's long term objectives. This involved the involuntary terminations of approximately 180 employees. As a consequence, we recorded a $2.4 million charge to operations during the fourth quarter of 2000 related to payments for severance as well as the costs of outplacement services and the provision of continued benefits to terminated personnel.

    Loss from Operations

    Our operating loss was $189.1 million for the year ended December 31, 2000 and $58.7 million for the year ended December 31, 1999. The increase in operating loss is primarily attributable to the amortization of intangible assets, non-cash compensation, and goodwill impairment as well as the building of our personnel infrastructure as discussed above. We plan to continue to grow and expand our business and therefore anticipate that we may incur future losses from operations. We continue to manage our operations with a focus on productivity and will manage headcount accordingly as our business evolves.

    Equity in Losses of Affiliates

    Equity in losses of affiliates was $6.8 million for the year ended
December 31, 2000 and $0.8 million for the year ended December 31, 1999. In addition to our $1.5 million share of our investees' losses, Equity in losses of affiliates for the year ended December 31, 2000 included approximately
$9.1 million in expense related to the amortization of goodwill associated with our investment in ValueClick. These amounts were partially offset by a $3.9 million gain related to the recognition of our proportionate share of the gain arising from the initial public offerings of a consolidated subsidiary of an equity method investee.

    Goodwill Impairment of Equity Investment

    In the fourth quarter of fiscal 2000, management made an assessment of the carrying value of our investment in ValueClick and determined that it was in excess of its estimated fair value. Consequently, we wrote down our investment in ValueClick and recognized an impairment charge of approximately
$24.1 million, which represents the difference between the carrying value and the estimated fair value of our investment in ValueClick.

    Gain on Equity Transactions of Affiliates, Net

    Gain on equity transactions of affiliates, net was $11.0 million for the year ended December 31, 2000. Gain on equity transactions of affiliates, net included credits of approximately $8.9 million and $20.7 million related to gains arising as the result of the initial public offering of our equity-method investee ValueClick and the partial sale of our interest in NetGravity Japan to DoubleClick Japan. These gains were partially offset by an $18.7 million impairment charge associated with the write down of our warrant to purchase additional shares of ValueClick.

    Interest and Other, Net

    Interest and other, net was $53.8 million for the year ended
December 31, 2000 and $12.3 million for the year ended December 31, 1999. Interest and other, net included $54.4 million in interest income for the year ended December 31, 2000 partially offset by $12.1 million of interest expense, and $22.6 million of interest income for the year ended December 31, 1999, partially offset by $9.4 million of interest expense. For the year ended December 31, 2000, Interest and other, net also includes one-time credits of approximately $5.0 million related to contract termination fees associated with the restructuring of our Advertising Services Agreement with AltaVista in fiscal 2000 and $8.6 million related to merger termination fees paid by NetCreations upon the termination of our merger agreement in December 2000. The increase in interest income was attributable to interest earned on cash and cash equivalents and investments in marketable securities funded primarily from the net cash proceeds from our common stock offering in February 2000. Additionally, our average yield increased due to increases in interest rates. Interest and other, net in future periods may fluctuate as a result of the average cash, investment and future debt balances we maintain as well as changes in the yields of our investments.

    Income Taxes

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the year ended December 31, 1999 relates to the standalone results of Abacus prior to our merger on November 23, 1999. The provision for the year ended December 31, 2000 principally relates to corporate income taxes on the earnings of some of our foreign subsidiaries, partially offset by a refund for taxes paid by Abacus in fiscal 1999.

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

    DoubleClick Media revenues derived from advertising impressions delivered to the users of the AltaVista Web site were $22.4 million, or 17.8% of DoubleClick Media revenues for 1999 compared to $33.2 million, or 44.7% of DoubleClick Media revenues for 1998. On a basis comparable to 1998, AltaVista system revenues increased to $80.0 million, or 43.4% of DoubleClick Media system revenues in 1999.

    DoubleClick TechSolutions

    DoubleClick TechSolutions revenues are derived primarily from sales of our DART Service, AdCenter and AdServer product offerings. DoubleClick TechSolutions cost of revenues includes costs associated with the delivery of advertisements, including Internet access costs, depreciation of the ad delivery system, facilities, and personnel related costs incurred to operate our ad delivery system.

    DoubleClick TechSolutions revenues increased 198.8% to $74.7 million for 1999 from $25.0 million for 1998. DoubleClick TechSolutions gross margin was 67.1% for 1999 and 67.2% for 1998. The increase in DoubleClick TechSolutions revenues was due primarily to an increase in the number of DART Service and AdServer clients, as well as the volume of impressions delivered for existing clients, offset in part by lower average pricing for advertising impressions.

    DoubleClick TechSolutions revenues related to AltaVista were $5.5 million or 7.4% of total DoubleClick TechSolutions revenue in 1999 and $4.1 million or 16.4% in 1998.

    DoubleClick Data

    DoubleClick Data revenues are derived primarily from providing services to catalog-based retailers such as prospecting lists, housefile scoring, list optimization, and marketing research services. DoubleClick Data cost of revenues includes expenses associated with creating, updating and managing the Abacus Alliance database as well as building statistical models.

    DoubleClick Data revenues increased 40.4% to $66.0 million for 1999 from $47.0 million for 1998. Gross margin declined slightly from 78.7% in 1998 to 77.4% in 1999. The increase in revenues was due primarily to an increase in sales to existing and new clients and revenues from direct marketing clients outside the catalog industry. The decline in gross margin was due primarily to increases in personnel related costs, facilities, depreciation and processing costs associated with supporting higher revenues.

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

    General and Administrative

    General and administrative expenses consist primarily of compensation and professional services fees. General and administrative expenses were $35.0 million, or 13.6% for 1999 and $19.4 million, or 14.0% of revenues for 1998. The increase in absolute dollars was primarily the result of increased personnel and related expenses of approximately $7.8 million, in addition to increases in other costs associated with our personnel growth, and increased professional service fees of $3.6 million. Increased professional service fees related largely to our continued expansion, including international corporate development.

    Product Development

    Product development expenses consist primarily of compensation and consulting expenses and enhancements to our DART Service, AdCenter and AdServer product offerings. To date, all product development costs have been expensed as incurred. Product development expenses were $28.4 million, or 11.0% of revenues for 1999 and $12.2 million, or 8.8% of revenues for 1998. The increase in absolute dollars was due primarily to increases in product development personnel and related expenses of approximately $10.1 million, in addition to increases in other costs associated with our personnel growth, and consulting expenses of approximately $2.0 million. The increase in product development expenses as a percentage of revenues resulted from our continuing development of our technology.

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

    Interest and Other, Net

    Interest and other, net was $12.3 million in 1999 and $4.1 million in 1998. Interest and other, net included $22.6 million of interest income in 1999 partially offset by $9.4 million of interest expense, and $4.3 million of interest income in 1998 partially offset by $200,000 of interest expense. The increase in interest income was attributable to interest earned on the cash, cash equivalents and investments in marketable securities primarily from the net proceeds from the issuance in March 1999 of our $250 million 4.75% Convertible Subordinated Notes due 2006 and proceeds from the issuance of our common stock during 1999. In addition, our average yield increased due to holdings in investments with longer-term maturities. The increase in interest expense is largely attributable to interest due on our convertible subordinated notes. Interest and other, net in future periods may fluctuate as a result of the average cash and future debt balances we maintain and changes in the market rates of our investments.

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

LIQUIDITY AND CAPITAL RESOURCES

    We finance our operations primarily through the use of proceeds from public offerings of our common stock and our Convertible Subordinated Notes and cash generated by our operations.

    Operating activities generated $41.6 million for the year ended
December 31, 2000, and used $38.9 million and $8.8 million for the years ended December 31, 1999 and 1998, respectively. The increase in cash provided by operating activities in 2000 resulted primarily from a decrease in net loss, excluding non-cash items, and increases in accounts payable and accrued expenses, which were partially offset by increases in accounts receivable and prepaid expenses. Cash used in operating activities for 1999 and 1998 resulted primarily from net losses and increases in accounts receivable and advances, which were partially offset by increases in accounts payable, accrued expenses and deferred revenue. Net cash used in investing activities was $525.5 million, $367.3 million, and $36.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. We continued to acquire businesses, invest in affiliates and purchase equipment to support our growth and expansion. In addition, we invested the proceeds from our common stock issuance in marketable securities. Net cash provided by financing activities was $559.6 million, $364.4 million and $188.0 million for the years ended
December 31, 2000, 1999, and 1998, respectively. Cash provided by financing activities consisted primarily of the net proceeds from our public offerings of common stock in 2000, 1999, and 1998 and the net proceeds from our public offerings of Convertible Subordinated Notes in 1999.

    As of December 31, 2000 we had $193.7 million in cash and cash equivalents and $679.7 million in investments in marketable securities. As of December 31, 2000 our principal commitments consisted of our Convertible Subordinated Notes and our obligations under operating and capital leases. Although we have no material commitments for capital expenditures, we continue to anticipate that our capital expenditures and lease commitments will be a material use of our cash resources consistent with our operations, infrastructure and personnel.

    Pursuant to an underwriting agreement dated February 17, 2000, we completed a public offering of 7,500,000 shares of our common stock, of which we sold 5,733,411 shares and certain stockholders sold 1,766,589 shares. Our net proceeds were approximately $502.9 million after deducting underwriting discounts, commissions and offering expenses.

    We believe that our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 2000, our investments in marketable securities had a weighted average time to maturity of 266 days.

    The following table presents the amounts of our financial instruments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2000.

                                    2001       2002       2003       2006     FAIR VALUE
                                    ----       ----       ----       ----     ----------
                                                      (IN THOUSANDS)
Cash and cash equivalents.......  $193,682         --         --         --    $193,682
Average interest rate...........      5.07%
Fixed-rate investments in
  marketable securities.........  $422,495   $257,199         --         --    $679,694
Average interest rate...........      6.67%      6.97%
Convertible Subordinated
  Notes.........................        --         --         --   $250,000    $146,350
Average interest rate...........                                       4.75%

    We did not hold derivative financial instruments as of December 31, 2000 and have never held these instruments in the past.

FOREIGN CURRENCY RISK

    We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the United Kingdom and countries whose currency is the Euro. The effect of foreign exchange rate fluctuations for the year ended December 31, 2000 was not material. We do not use financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2000, we had $35.5 million in cash and cash equivalents denominated in foreign currencies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................    45
Report of KPMG LLP, Independent Accountants.................    46
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    47
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    48
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998......    49
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    50
Notes to Consolidated Financial Statements..................    51
Schedule II -- Valuation and Qualifying Accounts............    72

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DoubleClick Inc.:

    In our opinion, based on our audits and the report of other auditors, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DoubleClick Inc. and its subsidiaries (the 'Company') at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the mergers of Abacus Direct Corporation and NetGravity, Inc. ('NetGravity') on November 23, 1999 and October 26, 1999, respectively, in transactions accounted for as poolings of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of NetGravity for the year ended December 31, 1998, which statements reflect total revenues of $11,557,000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for NetGravity, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
NEW YORK, NEW YORK
JANUARY 11, 2001, EXCEPT AS TO NOTE 16 WHICH IS AS OF FEBRUARY 22, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
NETGRAVITY, INC. AND SUBSIDIARIES:

    We have audited the consolidated statements of operations, stockholders' equity, and cash flows of NetGravity, Inc. and subsidiaries for the year ended December 31, 1998. In connection with our audit of the consolidated statements of operations, stockholders' equity, and cash flows, we also have audited the financial statement schedule of NetGravity, Inc. and subsidiaries as of and for the year ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of NetGravity, Inc. and subsidiaries and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements referred to above, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
January 27, 1999

                                DOUBLECLICK INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                                  ----           ----
ASSETS
Current Assets:
    Cash and cash equivalents...............................   $  193,682     $ 119,238
    Investments in marketable securities....................      422,495       179,776
    Accounts receivable, net of allowances of $26,715 and
      $15,004, respectively.................................      120,029        89,177
    Prepaid expenses and other current assets...............       36,934        34,089
                                                               ----------     ---------
        Total current assets................................      773,140       422,280

Investments in marketable securities........................      257,199       145,789
Property and equipment, net.................................      168,192        61,980
Intangible assets, net......................................       52,775        94,475
Investments in affiliates...................................       37,457            --
Other assets................................................        9,780         4,883
                                                               ----------     ---------
        Total assets........................................   $1,298,543     $ 729,407
                                                               ----------     ---------
                                                               ----------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable........................................   $   81,038     $  32,846
    Accrued expenses and other current liabilities..........       96,002        49,768
    Deferred revenue........................................       33,590        29,783
                                                               ----------     ---------
        Total current liabilities...........................      210,630       112,397
Long-term obligations and notes.............................       15,609         5,348
Convertible subordinated notes..............................      250,000       250,000
Minority interest...........................................        5,247            --

Stockholders' equity:
    Preferred stock, par value $0.001; 5,000,000 shares
      authorized at December 31, 2000 and 1999, none
      outstanding at December 31, 2000 and 1999.............           --            --
    Common stock, par value $0.001; 400,000,000 shares
      authorized at December 31, 2000 and 1999, 123,728,169
      and 112,453,892 shares issued at December 31, 2000 and
      1999..................................................          124           112
    Treasury stock, 160,283 shares..........................      (18,419)           --
    Additional paid-in capital..............................    1,116,172       475,565
    Deferred compensation...................................         (236)       (1,106)
    Accumulated deficit.....................................     (265,812)     (109,831)
    Other accumulated comprehensive loss....................      (14,772)       (3,078)
                                                               ----------     ---------
        Total stockholders' equity..........................      817,057       361,662
                                                               ----------     ---------
        Total liabilities and stockholders' equity..........   $1,298,543     $ 729,407
                                                               ----------     ---------
                                                               ----------     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               2000        1999       1998
                                                               ----        ----       ----
Revenue....................................................  $ 505,611   $258,294   $138,724

Cost of revenue............................................    228,083    107,156     69,191
Write-off of advance to publisher..........................     18,487         --         --
                                                             ---------   --------   --------
    Total cost of revenue..................................    246,570    107,156     69,191
                                                             ---------   --------   --------
        Gross profit.......................................    259,041    151,138     69,533
                                                             ---------   --------   --------
Operating expenses:
    Sales and marketing (inclusive of non-cash compensation
      of $23,732 in 2000)..................................    227,229    103,578     52,525
    General and administrative (inclusive of non-cash
      compensation of $637, $2,175 and $2,006,
      respectively)........................................     83,227     35,004     19,424
    Product development....................................     44,789     28,364     12,194
    Amortization of intangibles............................     41,153      1,302         --
    Goodwill impairment....................................     49,371         --         --
    Direct transaction, integration and relocation
      charges..............................................         --     41,605        360
    Restructuring costs....................................      2,389         --         --
                                                             ---------   --------   --------
        Total operating expenses...........................    448,158    209,853     84,503
                                                             ---------   --------   --------
Loss from operations.......................................   (189,117)   (58,715)   (14,970)
Other income (expense):
    Equity in losses of affiliates.........................     (6,789)      (783)       (56)
    Goodwill impairment of equity investment...............    (24,052)        --         --
    Gain on equity transactions of affiliates, net.........     11,026         --         --
    Interest and other, net................................     53,801     12,264      4,053
                                                             ---------   --------   --------
Total other income.........................................     33,986     11,481      3,997
                                                             ---------   --------   --------
Loss before income taxes...................................   (155,131)   (47,234)   (10,973)
Provision for income taxes.................................      1,497      8,587      7,066
                                                             ---------   --------   --------
Loss before minority interest..............................   (156,628)   (55,821)   (18,039)
Minority interest..........................................        647         --         --
                                                             ---------   --------   --------
Net loss...................................................  $(155,981)  $(55,821)  $(18,039)
                                                             ---------   --------   --------
                                                             ---------   --------   --------
Basic and diluted net loss per common share................  $   (1.29)  $  (0.51)  $  (0.21)
                                                             ---------   --------   --------
                                                             ---------   --------   --------
Weighted-average shares used in basic and diluted net loss
  per share calculation....................................    121,278    109,756     86,248
                                                             ---------   --------   --------
                                                             ---------   --------   --------

  The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                2000           1999           1998
                                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................      $(155,981)     $ (55,821)     $(18,039)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and leasehold amortization.............         33,440         13,326         5,070
    Equity in losses of affiliates......................          6,789            783            56
    Gain on equity transactions of affiliates, net......        (11,026)            --            --
    Goodwill impairment.................................         73,423             --            --
    Write-off of advance to publisher and other.........         18,867             --            --
    Income tax benefit from the exercise of stock
      options...........................................            600          2,167         3,061
    Minority interest...................................           (647)            --            --
    Deferred income taxes...............................             --            797          (323)
    Integration and facility relocation.................             --          4,153           185
    Non-cash compensation...............................         24,369          2,175         2,006
    Amortization of intangible assets...................         41,153          1,302            --
    Provision for bad debts and advertiser discounts....         47,078         20,528         9,631
Changes in operating assets and liabilities, net of the
  effect of acquisitions:
    Accounts receivable.................................        (75,048)       (61,170)      (38,550)
    Prepaid expenses and other assets...................        (19,879)       (29,296)       (1,128)
    Accounts payable....................................         46,165         10,751        13,427
    Accrued expenses and other..........................          8,519         29,504        10,095
    Income taxes receivable.............................             --             --         2,003
    Deferred revenue....................................          3,807         21,879         3,726
                                                              ---------      ---------      --------
        Net cash provided by (used in) operating
          activities....................................         41,629        (38,922)       (8,780)
                                                              ---------      ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities.......       (504,890)      (399,379)      (25,183)
Maturities of investments in marketable securities......        152,524         91,786        10,851
Purchases of property, plant and equipment..............       (121,294)       (56,146)      (18,977)
Investments in affiliates and other.....................        (17,260)          (435)       (3,082)
Security deposits.......................................         (5,820)            --            --
Acquisitions of businesses and intangible assets, net of
  cash acquired.........................................        (28,804)        (3,120)           --
                                                              ---------      ---------      --------
        Net cash used in investing activities...........       (525,544)      (367,294)      (36,391)
                                                              ---------      ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net.........        504,660        114,015       184,818
Proceeds from the issuance of preferred stock, net......             --             --         3,249
Proceeds from the exercise of stock options and the
  issuance of warrants..................................         50,577          7,622           229
Proceeds from the issuance of Convertible Subordinated
  Notes, net of deferred offering costs.................             --        244,747         1,000
Proceeds from equity transactions of affiliates.........          5,754             --            --
Redemption of common stock..............................             --             --           (23)
Payment of notes and capital lease obligations..........         (1,398)        (2,005)       (1,273)
                                                              ---------      ---------      --------
        Net cash provided by financing activities.......        559,593        364,379       188,000
                                                              ---------      ---------      --------
Effect of exchange rate changes on cash and cash
  equivalents...........................................         (1,234)          (595)           42
                                                              ---------      ---------      --------
Net increase (decrease) in cash and cash equivalents....         74,444        (42,432)      142,871
                                                              ---------      ---------      --------
Cash and cash equivalents at beginning of period........        119,238        161,670        18,799
                                                              ---------      ---------      --------
Cash and cash equivalents at end of period..............      $ 193,682      $ 119,238      $161,670
                                                              ---------      ---------      --------
                                                              ---------      ---------      --------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                               CONVERTIBLE
                             PREFERRED STOCK         COMMON STOCK         TREASURY STOCK     ADDITIONAL
                           -------------------   --------------------   ------------------    PAID-IN       DEFERRED
                             SHARES     AMOUNT     SHARES      AMOUNT    SHARES    AMOUNT     CAPITAL     COMPENSATION
                             ------     ------     ------      ------    ------    ------     -------     ------------
Balance at December 31,
 1997....................   3,162,000    $ 3      47,145,048    $ 47       --     $  --      $   70,076     $(2,726)
Net loss.................
Cumulative foreign
 currency translation....
Unrealized gain on
 marketable securities...
Comprehensive income
 (loss)..................
Deferred compensation,
 net of amortization.....                                                                         1,427         579
Issuance of Convertible
 Preferred Stock, net of
 issuance costs..........     406,280      1                                                      3,249
Conversion of Preferred
 Stock...................  (3,568,280)    (4)     28,420,936      29                                (25)
Issuance of Common Stock,
 net of issuance costs...                         29,369,040      29                            182,045
Common shares issued from
 exercise of stock
 options.................                          1,849,844       2                              2,947
Tax benefit upon exercise
 of stock options........                                                                         3,061
                           ----------    ---     -----------    ----    --------  --------   ----------     -------
Balance at December 31,
 1998....................      --        --      106,784,868     107       --       --          262,780      (2,147)
Net loss.................
Cumulative foreign
 currency translation....
Unrealized gain on
 marketable securities...
Comprehensive income
 (loss)..................
Issuance of common stock
 for acquisition.........                            862,092       1                             87,851
Deferred compensation,
 net of amortization.....                                                                         1,134       1,041
Issuance of common stock,
 net of issuance costs...                          2,191,572       2                            114,013
Common shares issued upon
 exercise of stock
 options and warrants....                          2,615,360       2                              7,620
Tax benefit upon exercise
 of stock options........                                                                         2,167
                           ----------    ---     -----------    ----    --------  --------   ----------     -------
Balance at December 31,
 1999....................      --        --      112,453,892     112       --        --         475,565      (1,106)
Net loss.................
Cumulative foreign
 currency translation....
Unrealized gain on
 marketable securities...
Comprehensive income
 (loss)..................
Issuance of common stock
 for acquisition,........                             23,721                                      1,945
Issuance of options for
 acquisition.............                                                                         1,313
Issuance of common stock
 for investment..........                            732,860       1    (206,813)  (23,766)      84,198
Other adjustments........                                                                          (233)        233
Amortization of deferred
 compensation............                                                                                       637
Issuance of common stock,
 net of issuance costs...                          5,733,411       6                            502,913
Common shares issued upon
 exercise of stock
 options.................                          4,700,670       5                             50,572
Employee stock
 purchases...............                             83,615                                      1,741
Investee sale of
 DoubleClick common
 stock...................                                                 46,530     5,347       (2,442)
Tax benefit upon exercise
 of stock options........                                                                           600
                           ----------    ---     -----------    ----    --------  --------   ----------     -------
Balance at December 31,
 2000....................      --        --      123,728,169    $124    (160,283) $(18,419)  $1,116,172     $  (236)
                           ----------    ---     -----------    ----    --------  --------   ----------     -------
                           ----------    ---     -----------    ----    --------  --------   ----------     -------


                                             OTHER           TOTAL
                           ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                             DEFICIT        INCOME          EQUITY
                             -------        ------          ------
Balance at December 31,
 1997....................   $ (35,971)     $     (1)       $  31,428
Net loss.................     (18,039)                       (18,039)
Cumulative foreign
 currency translation....                        40               40
Unrealized gain on
 marketable securities...                         2                2
                            ---------      --------        ---------
Comprehensive income
 (loss)..................     (18,039)           42          (17,997)
Deferred compensation,
 net of amortization.....                                      2,006
Issuance of Convertible
 Preferred Stock, net of
 issuance costs..........                                      3,250
Conversion of Preferred
 Stock...................                                    --
Issuance of Common Stock,
 net of issuance costs...                                    182,074
Common shares issued from
 exercise of stock
 options.................                                      2,949
Tax benefit upon exercise
 of stock options........                                      3,061
                            ---------      --------        ---------
Balance at December 31,
 1998....................     (54,010)           41          206,771
Net loss.................     (55,821)                       (55,821)
Cumulative foreign
 currency translation....                      (885)            (885)
Unrealized gain on
 marketable securities...                    (2,234)          (2,234)
                            ---------      --------        ---------
Comprehensive income
 (loss)..................     (55,821)       (3,119)         (58,940)
Issuance of common stock
 for acquisition.........                                     87,852
Deferred compensation,
 net of amortization.....                                      2,175
Issuance of common stock,
 net of issuance costs...                                    114,015
Common shares issued upon
 exercise of stock
 options and warrants....                                      7,622
Tax benefit upon exercise
 of stock options........                                      2,167
                            ---------      --------        ---------
Balance at December 31,
 1999....................    (109,831)       (3,078)         361,662
Net loss.................    (155,981)                      (155,981)
Cumulative foreign
 currency translation....                   (13,457)         (13,457)
Unrealized gain on
 marketable securities...                     1,763            1,763
                            ---------      --------        ---------
Comprehensive income
 (loss)..................    (155,981)      (11,694)        (167,675)
Issuance of common stock
 for acquisition,........                                      1,945
Issuance of options for
 acquisition.............                                      1,313
Issuance of common stock
 for investment..........                                     60,433
Other adjustments........                                    --
Amortization of deferred
 compensation............                                        637
Issuance of common stock,
 net of issuance costs...                                    502,919
Common shares issued upon
 exercise of stock
 options.................                                     50,577
Employee stock
 purchases...............                                      1,741
Investee sale of
 DoubleClick common
 stock...................                                      2,905
Tax benefit upon exercise
 of stock options........                                        600
                            ---------      --------        ---------
Balance at December 31,
 2000....................   $(265,812)     $(14,772)       $ 817,057
                            ---------      --------        ---------
                            ---------      --------        ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    DoubleClick Inc., together with its subsidiaries ('DoubleClick'), provides the infrastructure that makes marketing work in the digital world. Combining media, data and technological expertise, DoubleClick's products and services enable marketers to deliver the right message, to the right person, at the right time, while helping publishers maximize their revenue and build their business online.

    DoubleClick is organized in three segments: Media, Technology Solutions ('Technology' or 'TechSolutions') and Data ('Data') based on the types of service provided. DoubleClick Media consists of the worldwide DoubleClick networks, which provide fully outsourced and highly effective advertising sales, delivery and related services to a worldwide group of advertisers and publishers. DoubleClick TechSolutions consists of the DART-based service bureau offering and the AdServer family of software products. DoubleClick Data includes Abacus Direct, consisting of a proprietary database of consumer purchasing behavior used for direct mail marketing purposes, and Abacus Online, including targeted email prospecting solutions.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of DoubleClick, its wholly-owned subsidiaries, and subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Investments in entities in which DoubleClick does not have a controlling financial interest, but over which DoubleClick has significant influence are accounted for using the equity method. Investments where DoubleClick does not have the ability to exercise significant influence are accounted for using the cost method.

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

    Marketable securities are classified as current or long-term assets depending on their dates of maturity. As of December 31, 2000, all marketable securities included in long-term assets mature in the calendar year 2002.

    DoubleClick classifies its investments in marketable securities as available-for-sale. Accordingly these investments are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. DoubleClick recognizes gains and losses when these securities are sold using the specific identification method. For the years ended December 31, 2000, 1999 and 1998, DoubleClick did not recognize any material gains or losses from the sale of its investments in marketable securities.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

    At December 31, 2000 cash and cash equivalents and investments in marketable securities consist of the following:

                                                              UNREALIZED   UNREALIZED   ESTIMATED
                                                     COST       LOSSES       GAINS      FAIR VALUE
                                                     ----       ------       -----      ----------
                                                                   (IN THOUSANDS)
Cash and cash equivalents:
Cash.............................................  $139,550          --          --      $139,550
Money market funds...............................    13,330          --          --        13,330
Municipal bonds and notes........................    21,103          --          --        21,103
Corporate securities.............................    19,699          --          --        19,699
                                                   --------    --------      ------      --------
                                                   $193,682          --          --      $193,682
                                                   --------    --------      ------      --------
                                                   --------    --------      ------      --------
Investments in marketable securities:
Municipal bonds and notes........................  $131,868         (54)         60      $131,874
Corporate securities.............................   548,297      (3,201)      2,724       547,820
                                                   --------    --------      ------      --------
                                                   $680,165      (3,255)      2,784      $679,694
                                                   --------    --------      ------      --------
                                                   --------    --------      ------      --------

    At December 31, 1999, cash and cash equivalents and investments in marketable securities consist of the following:

                                                              UNREALIZED   UNREALIZED   ESTIMATED
                                                     COST       LOSSES       GAINS      FAIR VALUE
                                                     ----       ------       -----      ----------
                                                                   (IN THOUSANDS)
Cash and cash equivalents:
Cash.............................................  $ 14,341          --          --      $ 14,341
Money market funds...............................    23,425          --          --        23,425
Municipal bonds and notes........................    56,385          --          --        56,385
Corporate securities.............................    25,087          --          --        25,087
                                                   --------    --------      ------      --------
                                                   $119,238          --          --      $119,238
                                                   --------    --------      ------      --------
                                                   --------    --------      ------      --------
Investments in marketable securities:
Municipal bonds and notes........................  $ 65,993        (362)          4      $ 65,635
Corporate securities.............................   261,806      (1,931)         55       259,930
                                                   --------    --------      ------      --------
                                                   $327,799      (2,293)         59      $325,565
                                                   --------    --------      ------      --------
                                                   --------    --------      ------      --------

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. As required by SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, DoubleClick capitalizes certain computer software developed or obtained for internal use. Capitalized computer software is depreciated using the straight-line method over the shorter of the estimated life of the software or three years.

INTANGIBLE ASSETS

    DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is amortized on a straight-line basis over its estimated useful life, which is generally three years. Other intangible assets include patents, trademarks, and customer lists. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which is generally three years.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

IMPAIRMENT OF LONG-LIVED ASSETS

    DoubleClick assesses the recoverability of long-lived assets, including intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset's disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

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

    TECHNOLOGY. Revenues include fees earned from independent publishers and advertisers who use DART, DoubleClick's Web-based solution, to deliver ad impressions. Revenues derived from the use of DART are recognized in the period the advertising impressions are delivered provided collection of the resulting receivable is reasonably assured. DART activation fees are deferred and recognized ratably over the expected term of the customer relationship.

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

    A portion of the initial Ad Server software license fee is attributed to the customer's right to receive, at no additional charge, software upgrades released during the subsequent twelve months. Revenues attributable to software upgrades are deferred and recognized ratably over the period covered by the software license agreement, which is generally one year. Revenues from consulting services are recognized as the services are performed and customer-support revenues are deferred and recognized ratably over the period covered by the customer support agreement, generally one year.

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

                               DECEMBER 31, 2000

    DoubleClick's revenues are presented net of a provision for advertiser discounts and sales returns and allowances, which is estimated and established in the period in which the services are provided.

    In December 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin No. 101 ('SAB 101'), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views on the application of generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on DoubleClick's financial position or results of operations.

PRODUCT DEVELOPMENT

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

ISSUANCE OF STOCK BY AFFILIATES

    Changes in DoubleClick's interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the consolidated statement of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of Staff Accounting Bulletin ('SAB') No. 51.

ADVERTISING EXPENSES

    DoubleClick expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations and totaled $22.5 million, $7.6 million and $3.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

INCOME TAXES

    DoubleClick uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

FOREIGN CURRENCY

    The functional currencies of DoubleClick's foreign subsidiaries are their respective local currencies. The financial statements maintained in local currencies are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

period for revenues, cost of revenues and expenses. Translation gains and losses are accumulated as a separate component of stockholders' equity. Net gains and losses from foreign currency transactions are included in the consolidated statements of operations and were not significant during the periods presented.

EQUITY-BASED COMPENSATION

    DoubleClick accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. DoubleClick has adopted the disclosure-only requirements of Statement of Financial Accounting Standard ('SFAS') No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS
No. 123 had been applied to these transactions.

    In April 2000, the FASB issued FASB Interpretation No. 44, ('FIN 44') Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. This interpretation, which is effective from July 1, 2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 including the definition of employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on DoubleClick's financial statements.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

    Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding, including the number of common shares issued upon the conversion of Convertible Preferred Stock, as of the date of the conversion.

    Diluted net loss per share is calculated by adjusting the weighted average number of shares for the effect of the potential dilution that would occur on the exercise or conversion of convertible securities, stock options and other potentially dilutive financial instruments into shares of common stock. At December 31, 2000, 1999 and 1998, outstanding options of 22.2 million,
23.1 million, and 13.5 million, respectively, with weighted average per share exercise prices of $46.03, $35.95 and $4.45, respectively to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect. Similarly, the computation of diluted net loss per share for 2000 and 1999 excludes the effect of 6,060,606 shares issuable upon the conversion of the $250 million 4.75% Convertible Subordinated Notes due 2006. For the year ended December 31, 1998, 40,000 shares of Convertible Preferred Stock were also excluded from the computation of diluted net loss per share, because their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments which potentially subject DoubleClick to concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, and accounts receivable.

    Credit is extended to customers based on the evaluation of their financial condition, and collateral is not required. DoubleClick performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.

    In 1999, DoubleClick advanced approximately $20 million to AllAdvantage, an Internet advertising and sweepstakes company, which was included in 'prepaid expenses and other current assets' at December 31, 1999. In view of the weak market for Internet advertising in general and the financial difficulties of AllAdvantage in particular, management concluded that this advance was no longer recoverable and the remaining balance of $18.5 million was written off in the fourth

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

quarter of 2000. This charge has been included in the cost of revenue in the consolidated statement of operations.

    In January 1999, DoubleClick changed the manner in which it reports the financial results of the services it performed for the AltaVista Web site. Effective January 1, 1999, DoubleClick entered into an Advertising Services Agreement with AltaVista Company's predecessor-in-interest (Compaq Computer Corporation) that superceded the previously effective Procurement and Trafficking Agreement, dated December 1996 and amended in December 1997, between DoubleClick and Compaq Computer Corporation's predecessor-in-interest, Digital Equipment Corp.

    Until December 31, 1998, DoubleClick paid AltaVista a service fee under the Procurement and Trafficking Agreement, which was calculated as a percentage of the revenues earned from advertisers for the delivery of advertisements to users of the AltaVista Web site. Under that agreement, DoubleClick recognized as revenues the gross amount earned for advertising delivered to users of the AltaVista Web site.

    Beginning January 1, 1999, AltaVista agreed, under to the Advertising Services Agreement, to use DoubleClick's DART technology for ad delivery, and to outsource domestic, international and local ad sales functions to DoubleClick. For these services, AltaVista pays DoubleClick (1) a technology fee for all advertising delivered by its DART technology to users of the AltaVista Web site,
(2) a sales commission based on the net revenues generated from all advertisements sold by DoubleClick on behalf of AltaVista and (3) a fee for all billing and collections services DoubleClick performs for AltaVista. Under the new agreement, DoubleClick recognized DART service fees, sales commissions and billing and collection fees as revenues derived from the sale and delivery of impressions on the AltaVista Web site and associated services. As a result of this change in DoubleClick's relationship with AltaVista, although there had been no significant change in gross profit dollars, its overall gross margin percentage had increased as DoubleClick were no longer required to pay service fees to AltaVista for impressions sold and delivered on the AltaVista Web site and revenues include the fees earned for services rendered.

    In November 1999, DoubleClick entered into an Interim Advertising Services Agreement, effective from November 1, 1999 through December 31, 2000 with AltaVista, which temporarily suspends the Advertising Services Agreement. The Interim Services Agreement temporarily adjusts some advertising sales arrangements between DoubleClick and AltaVista, but does not change the manner in which it recognizes revenues derived from its services for the AltaVista Web site. In January 2001, upon the expiration of the Interim Services Agreement, the Advertising Services Agreement will once again be effective.

    On August 7, 2000, DoubleClick announced the restructuring of its Advertising Services Agreement with AltaVista ('New Agreement'). Under the New Agreement, AltaVista agreed to assume lead ad sales responsibility for domestic advertisers by February 2001, and international advertisers by December 2001 (subject to AltaVista's right to assume lead responsibility sooner in certain international markets). After AltaVista assumes lead ad responsibility in a market, DoubleClick will have the right to sell ads on the AltaVista Web sites in that market on a non-exclusive basis, as part of DoubleClick's worldwide ad networks, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers Service declining in each year of the agreement, subject to certain minimums. The DART for Advertisers Service will serve the majority of AltaVista's online advertising campaigns through December 2004. For the year ended December 31, 2000, DoubleClick recognized approximately $5.0 million in contract termination fees associated with the restructuring of its

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

Advertising Services Agreement. This amount has been included in 'Interest and other, net' in the consolidated statement of operations.

    Revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 7.5%, 10.8% and 26.9% of DoubleClick's revenues for the period ended December 31, 2000, 1999 and 1998, respectively. No other Web site publisher and no advertiser or other customer on the networks was responsible for 10% or more of DoubleClick's total revenues during the periods presented in the consolidated statements of operations. No other single customer accounted for more than 10% of DoubleClick's net revenues for the years ended December 31, 2000, 1999, and 1998 or accounts receivable at December 31, 2000 and 1999.

    DoubleClick's financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and convertible subordinated notes. At December 31, 2000 and 1999 the fair value of these instruments approximated their financial statement carrying amount with the exception of the Convertible Notes, which had an estimated fair value of $146.4 million at December 31, 2000 based on quoted market prices, and $764.8 million at December 31, 1999, calculated using the continuous time version of the Black-Scholes Option Pricing Model.

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

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

NOTE 2 -- BUSINESS COMBINATIONS

DoubleClick Japan

    In July 2000, DoubleClick contributed its wholly-owned subsidiary, NetGravity Japan, to its affiliate DoubleClick Japan in return for an additional 27% ownership interest in DoubleClick Japan. In addition to increasing DoubleClick's equity interest to approximately 37%, the agreement with DoubleClick Japan enables it to elect a majority of the seats on DoubleClick Japan's Board of Directors and exercise a controlling financial interest in its operations. Pursuant to APB 16, Business Combinations, DoubleClick has consolidated the net assets and results of operations of DoubleClick Japan as of the date of the transfer. As DoubleClick Japan's net assets and results of operations had not previously been consolidated in DoubleClick's financial statements, this simultaneous transfer and acquisition was treated as a partial sale of its interest in NetGravity Japan and a step acquisition of an additional equity interest in DoubleClick Japan. Full reverse acquisition accounting was applied and a $20.7 million gain recognized to the extent that NetGravity Japan was deemed sold to the minority shareholders of DoubleClick Japan. This gain has been included in 'Gain on equity transactions of affiliates, net' in DoubleClick's consolidated statement of operations. Goodwill of $21.3 million was also recorded to reflect the proportionate step-up in DoubleClick Japan's assets as the result of the reverse acquisition.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

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

Flashbase, Inc.

    Effective May 26, 2000, DoubleClick acquired Flashbase, Inc. ('Flashbase') for approximately $19.6 million. In connection with the acquisition, which has been accounted for under the purchase method, DoubleClick has recorded approximately $19.5 million in goodwill. An additional amount payable in either cash or DoubleClick common stock, at the election of DoubleClick, will be made in March 2001 based on the continued employment of the former shareholders and the attainment of specific performance objectives through the year ended December 31, 2000. DoubleClick intends to pay $0.8 million of this amount in cash and the remainder in DoubleClick common stock. DoubleClick has recorded approximately $4.0 million in non-cash compensation expense related to the contingently issuable shares for the year ended December 31, 2000. Such amounts are included in 'Accrued expenses and other current liabilities' in the consolidated balance sheet.

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

Opt-In Email.com

    On November 30, 1999 DoubleClick consummated its merger with Opt-In, a leader in Internet email marketing, publishing and list management. Under the terms of the merger, which has been accounted for under the pooling of interests method, 200,000 shares of DoubleClick common stock were issued in exchange for 100% of the outstanding common shares of Opt-In.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

    Results of operations of pooling transactions:

                                                              NINE MONTHS ENDED    YEAR ENDED
                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    1999              1998
                                                                    ----              ----
                                                                       (IN THOUSANDS)
Revenue
    NetGravity..............................................       $16,979          $ 11,557
    Abacus..................................................        48,987            46,979
    Opt-In..................................................           611                --
Net Income (loss)
    NetGravity..............................................        (7,393)          (11,293)
    Abacus..................................................        11,558            11,426
    Opt-In..................................................            69                --

DoubleClick Scandinavia AB

    On December 29, 1999, DoubleClick acquired the 90.7% of the outstanding shares of DoubleClick Scandinavia AB that it did not previously own in a business combination accounted for using the purchase method. In the transaction, the shares of DoubleClick Scandinavia AB not owned by DoubleClick were exchanged for an aggregate of approximately 862,000 shares of DoubleClick common stock. DoubleClick acquired the outstanding shares of DoubleClick Scandinavia AB in exchange for DoubleClick common stock valued at $87.9 million, assumed a working capital deficiency of $3.1 million, and incurred costs of $1.4 million. In connection with the acquisition, DoubleClick recorded approximately $92.4 million of goodwill. Additional shares of common stock are contingently issuable in March 2001 and 2002 based on the continued employment of the former shareholders and the attainment of specific revenue objectives for the years ended December 31, 2000 and 2001. DoubleClick has assessed, and will continue to assess, the probability and amount of the shares payable related to the achievement of these revenue objectives and incur non-cash compensation charges over the two-year term of employment. The maximum value of the contingently issuable shares is approximately $60.0 million. For the year ended December 31, 2000, DoubleClick recorded approximately
$19.8 million in non-cash compensation expense related to the contingently issuable shares. Such amount is included in 'Accrued expenses and other current liabilities' in the consolidated balance sheet.

DoubleClick Iberoamerica S.L.

    On November 4, 1999, DoubleClick acquired the 90% of the outstanding shares of DoubleClick Iberoamerica it did not previously own in exchange for cash of $1.3 million, assumed a working capital deficiency of $800,000 and incurred costs of $400,000. In connection with the acquisition, which has been accounted for as a purchase, DoubleClick recorded approximately $2.5 million of goodwill.

    The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of DoubleClick Scandinavia AB and DoubleClick Iberoamerica S.L. occurred at the beginning of the respective periods presented. The pro forma financial information is not

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

necessarily indicative of the combined results that would have occurred, nor is it necessarily indicative of future results.

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

NOTE 3 -- INVESTMENT IN VALUECLICK, INC

    Effective February 28, 2000, DoubleClick acquired an approximately 33% interest in ValueClick, Inc. ('ValueClick') as well a warrant to purchase ValueClick common stock for 732,860 shares of DoubleClick common stock and $10.0 million in cash. DoubleClick's equity investment in ValueClick was recorded based on the fair value of the consideration paid (approximately
$94.2 million), less approximately $27.7 million of treasury stock that represents its proportionate share of the DoubleClick stock held by ValueClick. In addition to approximately $41.3 million of goodwill, DoubleClick's investment in ValueClick also included an amount of approximately $18.7 million which represented the estimated fair value of the warrant on February 28, 2000. This investment is being accounted for under the equity method, with a 90-day lag in reporting DoubleClick's share of the results of ValueClick.

    In March 2000, ValueClick completed its initial public offering of common stock, issuing 4,000,000 shares at a price of $19 per share, which raised net proceeds of approximately $69.5 million. As a result, DoubleClick's ownership interest in ValueClick was reduced to approximately 28% and the value of its proportionate share of ValueClick's net assets increased. DoubleClick recorded an increase in the value of its investment of approximately $12.9 million, reduced the carrying amount of treasury stock to approximately $23.8 million and recognized a gain of approximately $8.9 million. This gain is included in 'Gain on equity transactions of affiliates, net' in the consolidated statement of operations.

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

    During the third quarter of 2000, DoubleClick recognized a gain as the result of the initial public offering of ValueClick Japan, a consolidated subsidiary of ValueClick. Pursuant to SAB 51, ValueClick recognized a gain to the extent that a portion of its interest was deemed sold through the offering at a price higher than its original basis. DoubleClick has recognized its proportional share of this gain, approximately $3.9 million, in 'Equity in losses of affiliates'.

    In the third quarter of fiscal 2000, DoubleClick management made an assessment of the carrying value of its warrant to purchase additional shares of ValueClick and determined that it was in excess of its estimated fair value. Consequently, DoubleClick wrote down its investment in ValueClick and recognized a one-time impairment charge of approximately $18.7 million relating to this warrant. This impairment has been recorded in 'Gain on equity transactions of affiliates, net' in DoubleClick's consolidated statement of operations.

    In the fourth quarter of fiscal 2000, DoubleClick management made an assessment of the carrying value of its investment in ValueClick and determined that it was in excess of its

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

estimated fair value. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $24.1 million, which represents the difference between the carrying value and the estimated fair value of its investment in ValueClick. This impairment has been recorded as 'Goodwill impairment of equity investment' in DoubleClick's consolidated statement of operations.

    In addition to its $3.9 million proportionate share of the SAB 51 gain recognized by ValueClick in connection with the initial public offering of ValueClick Japan, DoubleClick also recognized approximately $1.1 million as its equity in the losses of ValueClick and $9.1 million in amortization expense for the year ended December 31, 2000. These amounts are included in 'Equity in losses of affiliates' in the consolidated statement of operations.

    On December 13, 2000, ValueClick announced the completion of its acquisition of ClickAgents.com, a provider of performance-based online advertising solutions. Under the terms of the merger, which has been accounted for as a pooling of interests, ValueClick issued approximately 5.3 million shares of its common stock in return for all of the outstanding common stock of ClickAgents.com. In accordance with its policy, DoubleClick will recognize the effect of the dilution of its ownership interest in the first quarter of 2001.

NOTE 4 -- INVESTMENTS

    DoubleClick has a 50% interest in Abacus Direct Europe B.V., which was formed in 1998 to provide services to the European Community. The investment is accounted for under the equity method. DoubleClick contributed approximately $481,000, $435,000 and $56,000 during the years ended December 31, 2000, 1999 and 1998, respectively, and recorded losses related to the investment of $492,000, $783,000 and $56,000, respectively included in 'Equity in losses of affiliates' in the consolidated statement of operations.

NOTE 5 -- INTANGIBLE ASSETS

    Intangible assets, net consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
                                                                (IN THOUSANDS)
Goodwill....................................................  $ 51,461   $ 94,878
Patents and trademarks......................................     9,569         --
Customer lists and other....................................     4,724         14
                                                              --------   --------
                                                                65,754     94,892
                                                              --------   --------
Less accumulated amortization...............................   (12,979)      (417)
                                                              --------   --------
                                                              $ 52,775   $ 94,475
                                                              --------   --------
                                                              --------   --------

    As a result of the significant decline in market value of Internet-based companies as well as operating losses incurred by its subsidiaries, DoubleClick reviewed the recoverability of the goodwill associated with its acquisitions of DoubleClick Scandinavia and DoubleClick Iberoamerica in accordance with its accounting policy. In the course of its analysis, DoubleClick determined that the goodwill attributable to DoubleClick Scandinavia and DoubleClick Iberoamerica was in excess of its estimates of these entities' future cash flows. Accordingly, DoubleClick recognized $49.4 million in impairment charges equal to the difference between its investment in and the estimated fair value of these entities in the fourth quarter of 2000. Of this amount, $48.2 million related to DoubleClick Scandinavia and $1.2 million related to DoubleClick Iberoamerica.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

NOTE 6 -- DIRECT TRANSACTION, INTEGRATION AND FACILITY RELOCATION CHARGES

    For the year ended December 31, 1999 DoubleClick incurred direct transaction and integration costs of approximately $31.1 million and $7.6 million, respectively, in connection with its acquisitions accounted for as poolings of interests. Direct transaction costs consist of approximately $26.1 million in investment banking fees and $5.0 million in other professional fees and filing and printing costs. Integration costs include approximately $3.9 million in personnel related costs and $3.7 million in costs related to redundant systems, integration consulting and asset impairments.

    For the year ended December 31, 1999, DoubleClick incurred approximately $2.9 million in costs associated with relocation of its corporate headquarters. As a result of DoubleClick's relocation, completed in December 1999, DoubleClick incurred a non-recurring impairment charge of approximately $1.4 million related primarily to leasehold improvements which were abandoned and not relocated to DoubleClick's new headquarters building. DoubleClick's management made an assessment of the carrying value of the assets disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amounts over their remaining useful life to the abandonment date using their initial cost recovery rate. Depreciation and amortization of $729,000 associated with these asset impairments is presented outside of direct transaction, integration and facility relocation charges in the consolidated statements of operations. In addition, duplicative equipment and rental costs of approximately $1.5 million were incurred.

NOTE 7 -- RESTRUCTURING CHARGES

    In December 2000 management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization and to position DoubleClick for profitable growth in the future consistent with management's long term objectives. This involved the involuntary terminations of approximately 180 employees. As a consequence, DoubleClick recorded a $2.4 million charge to operations during the fourth quarter of 2000 related to payments for severance as well as the costs of outplacement services and the provision of continued benefits to terminated personnel.

    As of December 31, 2000 approximately $1.2 million of the $2.4 million charge remains unpaid and is included in 'Accrued expenses and other current liabilities'. DoubleClick expects to pay the remainder of these costs in the first quarter of 2001.

NOTE 8 -- PROPERTY AND EQUIPMENT

                                                                              DECEMBER 31,
                                                         ESTIMATED USEFUL  -------------------
                                                               LIFE          2000       1999
                                                               ----          ----       ----
                                                                             (IN THOUSANDS)
Computer equipment and purchased software..............     1-3 years      $136,521   $ 55,590
Furniture and fixtures.................................      5 years         10,878      5,570
Leasehold improvements.................................     1-15 years       49,958     18,696
Building...............................................      20 years        15,003         --
Land...................................................                       3,050         --
Construction work-in-progress..........................                       3,817         --
                                                                           --------   --------
                                                                            219,227     79,856
Less accumulated depreciation and amortization.........                     (51,035)   (17,876)
                                                                           --------   --------
                                                                           $168,192   $ 61,980
                                                                           --------   --------
                                                                           --------   --------

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

    Depreciation and amortization expense related to property and equipment was approximately $33.4 million, $13.3 million and $5.1 million in 2000, 1999 and 1998, respectively.

NOTE 9 -- INCOME TAXES

    Loss before income taxes consisted of:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                               ----        ----        ----
                                                                      (IN THOUSANDS)
U.S........................................................  $ (43,731)  $ (41,796)  $ (4,585)
Foreign....................................................   (111,400)     (5,438)    (6,388)
                                                             ---------   ---------   --------
                                                             $(155,131)  $ (47,234)  $(10,973)
                                                             ---------   ---------   --------
                                                             ---------   ---------   --------

    The provision for income taxes consisted of:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                               ----      ----     ----
                                                                   (IN THOUSANDS)
Current tax provision (benefit):
    Federal.................................................  $(1,724)  $6,261   $6,204
    State and local.........................................      900    1,248    1,185
    Foreign.................................................    2,321      281       --
                                                              -------   ------   ------
Total current tax provision.................................  $ 1,497    7,790    7,389
                                                              -------   ------   ------
                                                              -------   ------   ------
Deferred tax provision (benefit):
    Federal.................................................       --      717     (276)
    State and local.........................................       --       80      (47)
    Foreign.................................................       --       --       --
                                                              -------   ------   ------
Total deferred tax provision (benefit)......................       --      797     (323)
                                                              -------   ------   ------
Provision for income taxes..................................  $ 1,497   $8,587   $7,066
                                                              -------   ------   ------
                                                              -------   ------   ------

    The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000       1999      1998
                                                                ----       ----      ----
                                                                     (IN THOUSANDS)
Tax at U.S Federal income tax rate..........................  $(54,296)  $(16,532)  $(3,840)
State taxes, net of federal income tax effect...............       585         63    (1,035)
Nondeductible transaction costs.............................        --     10,331        --
Nondeductible compensation..................................       222      1,607       616
Change in valuation allowance...............................    13,080     13,325    11,755
Foreign operations..........................................    41,946         --        --
Domestic nondeductible goodwill.............................     2,743         --        --
Other.......................................................    (2,783)      (207)     (430)
                                                              --------   --------   -------
Income tax provision........................................  $  1,497   $  8,587   $ 7,066
                                                              --------   --------   -------
                                                              --------   --------   -------

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                                ----         ----
                                                                 (IN THOUSANDS)
Deferred tax assets:
    Allowance for doubtful accounts and advertiser
      discounts.............................................  $  6,945      $ 4,619
    Property and equipment..................................     2,948        1,568
    Accrued expenses and other..............................     8,419        1,002
    Net operating loss carryforwards........................   125,420       53,476
    Equity investments......................................    16,020           --
    Tax credit carryforwards................................     3,410        1,354
                                                              --------      -------
Total deferred tax assets...................................   163,162       62,019
Valuation allowance.........................................  (163,162)     (62,019)
                                                              --------      -------
Net deferred tax assets.....................................  $     --      $    --
                                                              --------      -------
                                                              --------      -------

    DoubleClick has recorded a full valuation allowance against its net deferred tax assets for the years ended December 31, 2000 and 1999 since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

    At December 31, 2000, the Company had domestic and foreign net operating loss carryforwards of approximately $331.8 million. The federal net operating loss carryforward was $296.3 million. Approximately $270.4 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived therefrom, when realized, will be accounted for as a credit to additional paid-in capital rather that a reduction to the income tax provision. In addition, the Company had $2.4 million of research tax credit carryforwards and $1 million of other tax credit carryforwards. The federal net operating loss and research tax credit carryforwards expire in various years beginning in 2012. The utilization of a portion of the net operating loss and research tax credit carryforwards may be subject to limitations under U.S. federal income tax laws.

NOTE 10 -- CONVERTIBLE SUBORDINATED NOTES

    On March 17, 1999, DoubleClick issued 4.75% Convertible Subordinated Notes due 2006 with a principal amount of $250 million (the 'Convertible Notes'). The Convertible Notes are convertible into DoubleClick common stock at a conversion price of $41.25 per share, subject to adjustment at the occurrence of certain events and at the holder's option. Interest on the Convertible Notes is payable semiannually on March 15 and September 15 of each year. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Notes indenture) of DoubleClick. If certain defined events occur, the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, beginning on March 20, 2001 at the redemption prices set forth in the Convertible Notes indenture. In May 1999, DoubleClick filed a shelf registration statement covering resales and the common stock issuable upon conversion of the Convertible Notes. This registration statement was declared effective in August 1999.

    Upon occurrence of a Designated Event (as defined in the Convertible Notes indenture) prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require DoubleClick to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus accrued interest, of the Convertible Notes being redeemed.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

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

    DoubleClick incurred approximately $5.3 million in issuance costs, which are included in other assets on the consolidated balance sheet, net of accumulated amortization of approximately $1.3 million and $0.5 million at December 31, 2000 and 1999, respectively. The issuance costs are being amortized over the term of the Convertible Notes and are included in intangible asset amortization on the consolidated statement of operations. For the years ended December 31, 2000 and 1999 DoubleClick recognized approximately $768,000 and $525,000, respectively, in expense related to the amortization of these deferred issuance costs. Interest expense relating to the Convertible Notes was approximately
$11.9 million and $9.3 million for the years ended December 31, 2000 and 1999, respectively.

NOTE 11 -- STOCKHOLDERS' EQUITY

    DoubleClick's Certificate of Incorporation, as initially filed, authorized 40,000,000 shares of $0.001 par value common stock designated as Class A, B, C or common stock. The rights and privileges of DoubleClick's four classes of common stock were generally similar, although Class C stockholders had certain super-voting privileges, and Class B shares were non-voting. In February 1998, DoubleClick's Certificate of Incorporation was amended to authorize 5,000,000 shares of preferred stock and increase the number of shares of common stock to 60,000,000. In June 1999, it was amended to increase the number of shares of authorized common stock to 400,000,000 shares.

    During 1997 and 1998, DoubleClick authorized and issued 1,928,600 and 406,280 shares, respectively, of Convertible Preferred Stock. Upon the closing of DoubleClick's initial public offering in 1998, all issued and outstanding shares of DoubleClick's Convertible Preferred Stock converted into 28,420,936 shares of common stock. As of December 31, 2000, 5,000,000 shares of preferred stock are authorized, none of which are outstanding.

    In 1998, DoubleClick completed public offerings of 29,369,040 shares of common stock generating proceeds of $182.1 million, net of offering costs. In 1999, DoubleClick completed public offerings of 2,145,046 shares of common stock, generating proceeds of $113.1 million, net of offering costs.

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

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

1999 and December 31, 1999, respectively. Accordingly, all share and per share amounts presented in these consolidated financial statements and related notes have been restated to reflect these stock splits.

EMPLOYEE STOCK PURCHASE PLAN

    Under the DoubleClick Employee Stock Purchase Plan (the 'ESPP'), which became effective on April 3, 2000, participating employees may purchase shares of DoubleClick common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation. For the year ended December 31, 2000, DoubleClick issued 83,615 shares pursuant to its ESPP. An additional 916,385 shares were reserved for issuance at December 31, 2000.

STOCK INCENTIVE PLAN

    The 1997 Stock Incentive Plan (the '1997 Plan' or the 'Plan') serves as the successor to DoubleClick's 1996 Stock Option Plan (the 'Predecessor Plan') and was adopted by the Board of Directors on November 7, 1997 and was subsequently approved by the stockholders. The 1997 Plan became effective immediately upon the Board of Directors' adoption of the Plan (the 'Plan Effective Date').

    Under the 1997 Plan, 32,748,152 shares of common stock are reserved for the issuance of incentive and nonqualified stock options. This share reserve consists of (i) the number of shares which were available for issuance under the Predecessor Plan on the Plan Effective Date including shares subject to outstanding options, (ii) an additional 2,400,000 share increase effected on January 4, 2000, (iii) an additional 2,348,152 share increase effected on January 4, 1999 and (iv) the 16,000,000 share increase approved by the stockholders at the 1999 Annual Stockholders Meeting. The number of shares of common stock reserved for issuance under the 1997 Plan automatically increases on the first trading day of each calendar year, by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, provided that no such increase will exceed 2,400,000 shares.

    When an employee option holder leaves DoubleClick's service, shares underlying unvested options are returned to the reserve of common stock issuable under the 1997 Plan on the date of termination, and shares that are subject to vested options are returned to the reserve issuable under the 1997 Plan generally at the end of the three-month period following the employee's date of termination, to the extent they are not exercised and issued before the end of that period. To the extent that an option grant permits the exercise of unvested shares and is subject to repurchase by DoubleClick upon an employee's termination of service, those unvested shares of common stock that are subsequently repurchased by DoubleClick, whether at the exercise price or direct issue paid per share, will be added to the reserve of common stock available for issuance under the 1997 Plan. In no event, however, may any one participant in the 1997 Plan receive option grants or direct stock issuances for more than 1,500,000 shares of common stock in the aggregate per calendar, beginning with the 1998 calendar year.

    On the Plan Effective Date, all outstanding options under the Predecessor Plan were incorporated into the 1997 Plan, and no further option grants have been made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms, unless the 1997 Plan administrator elects to extend one or more of the features of the 1997 Plan to those options. The options have substantially the same terms as are in effect for grants made under the 1997 Plan.

    Generally, options granted under the Plan vest ratably over a period of three to four years from the date of grant and expire 10 years from the date of grant and terminate, to the extent

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

unvested, on the date of termination, and to the extent vested, generally at the end of the three-month period following the termination of employment.

    In October 1999, DoubleClick implemented the 1999 Non-Officer Stock Incentive Plan, pursuant to which 750,000 shares of common stock have been authorized for issuance.

    A summary of the stock option activity for the three years ended December 31, 2000 is as follows:

                                                              OUSTANDING        WEIGHTED
                                                               NUMBER OF    AVERAGE EXERCISE
                                                                OPTIONS          PRICE
                                                              -----------   ----------------
Balance at December 31, 1997................................  11,091,445         $ 1.66
Options granted.............................................   5,142,436           8.96
Options exercised...........................................  (1,835,774)          1.60
Options canceled............................................    (927,550)          3.25
                                                              ----------         ------
Balance at December 31, 1998................................  13,470,557           4.45
Options granted.............................................  13,355,844          59.70
Options exercised...........................................  (2,530,380)          2.84
Options canceled............................................  (1,185,450)         15.70
                                                              ----------         ------
Balance at December 31, 1999................................  23,110,571          35.95
Options granted.............................................   8,597,287          65.49
Options exercised...........................................  (4,653,638)         10.68
Options canceled............................................  (4,807,972)         65.55
                                                              ----------         ------
Balance at December 31, 2000................................  22,246,248         $46.03
                                                              ----------         ------
                                                              ----------         ------
Exercisable at December 31, 2000............................   5,969,310         $25.46
                                                              ----------         ------
                                                              ----------         ------
Available for future grants.................................   3,777,948
                                                              ----------
                                                              ----------

    For the years ended December 31, 2000, 1999 and 1998 DoubleClick amortized $637,000, $2,175,000 and $2,006,000, respectively, of deferred compensation related to options which were granted with exercise prices below fair market value at the date of grant. All remaining deferred compensation will be amortized over the balance of the four-year vesting period of the stock options. All stock options granted in 2000 and 1999 were granted with exercise prices at fair market value at the date of grant.

    Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, DoubleClick's net loss would have been increased to the pro forma amounts indicated below:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                               ----        ----        ----
                                                                   (IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Net loss:
As reported................................................  $(155,981)  $ (55,821)  $(18,039)
Pro forma per SFAS 123.....................................   (338,514)   (116,537)   (25,672)
Net loss per share:
As reported................................................  $   (1.29)  $   (0.51)  $  (0.21)
Pro forma per SFAS 123.....................................      (2.79)      (1.06)     (0.30)

                                DOUBLECLICK INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

    The per share weighted average fair value of options granted for the years ended December 31, 2000, 1999 and 1998 was $51.12, $38.44 and $5.63,
respectively, on the grant date with the following weighted average assumptions:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000      1999       1998
                                                               ----      ----       ----
Expected dividend yield.....................................       0%        0%          0%
Risk-free interest rate.....................................    6.18%     5.42%       5.17%
Expected life...............................................  4 years   4 years   4.2 years
Volatility..................................................     115%       90%         84%

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                    ------------------------------------   ----------------------------
                                                   WEIGHTED
                                      NUMBER        AVERAGE     WEIGHTED
                                    OUTSTANDING    REMAINING    AVERAGE      NUMBER         WEIGHTED
         ACTUAL RANGE OF                AT        CONTRACTUAL   EXERCISE   EXERCISABLE      AVERAGE
         EXERCISE PRICES             12/31/00        LIFE        PRICE     AT 12/31/00   EXERCISE PRICE
         ---------------             --------        ----        -----     -----------   --------------
 0.03 -   1.75....................   2,990,689        5.5         0.18      2,395,274         0.11
 2.00 -   8.91....................   2,001,974        7.2         4.65        679,810         5.09
 9.00 -  13.38....................   2,233,092        8.4        11.85        481,813        11.30
14.73 -  50.00....................   5,729,254        9.0        32.54        943,009        34.36
50.94 - 124.56....................   9,291,239        8.7        86.23      1,469,404        75.12

NOTE 12 -- ADDITIONAL FINANCIAL INFORMATION

    Supplementary disclosure of cash flow information:

                                                            YEAR ENDED DECEMBER 31,
                                                           -------------------------
                                                            2000      1999     1998
                                                            ----      ----     ----
                                                                (IN THOUSANDS)
Cash paid for interest...................................  $12,061   $5,852   $  156
Cash paid for income taxes...............................  $ 1,256   $7,807   $6,155

    Non-cash investing activities: During the years ended December 31, 2000, 1999 and 1998 DoubleClick recorded approximately $10.3 million, $230,000 and $340,000, respectively, related to capital lease obligations.

    The following summarizes the components of interest and other, net:

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                           2000      1999      1998
                                                           ----      ----      ----
                                                               (IN THOUSANDS)
Interest income........................................  $ 54,437   $22,550   $4,348
Interest expense.......................................   (12,093)   (9,422)    (219)
Miscellaneous income...................................    13,657        --       --
Other..................................................    (2,200)     (864)     (76)
                                                         --------   -------   ------
                                                         $ 53,801   $12,264   $4,053
                                                         --------   -------   ------
                                                         --------   -------   ------

    For the year ended December 31, 2000, miscellaneous income included non-recurring income of approximately $5.0 million related to contract termination fees associated with the restructuring of our Advertising Services Agreement with AltaVista in fiscal 2000 and $8.6 million related to merger termination fees paid by NetCreations on the dissolution of our merger agreement in December 2000.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

NOTE 13 -- BENEFIT PLAN

    DoubleClick has a defined contribution plan offered to all eligible employees and is qualified under section 401(k) of the Internal Revenue Code. Participating employees may contribute a percentage of their salary to the plan. Employee contributions are invested at the direction of the employee in one or more funds or DoubleClick common stock. Beginning February 2000, DoubleClick has partially matched employee contributions with DoubleClick common stock. Prior to February 2000, DoubleClick partially matched employee contributions with cash. DoubleClick contributed $2.5 million, $0.4 million and $0.2 million to the Plan during the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

(A) LEASES

    DoubleClick leases facilities and equipment under capital and operating leases expiring through 2015. The future minimum lease payments under these leases are as follows (in thousands):

                                                CAPITAL    OPERATING
 YEARS ENDING DECEMBER 31,                      LEASES     LEASES
 -------------------------                      ------     ------
        2001...................................  $ 4,452   $ 20,380
        2002...................................    4,237     19,398
        2003...................................    3,678     19,624
        2004...................................       70     21,328
        2005...................................       --     21,844
        Thereafter.............................       --    135,553
                                                 -------   --------
        Total minimum lease payments...........  $12,437   $238,127
                                                           --------
                                                           --------
        Less: amount representing interest.....   (1,683)
                                                 -------
        Present value of net minimum lease
        payments................................ $10,754
                                                 -------
                                                 -------

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was $16.8 million, $8.5 million and $3.1 million, respectively.

(B) LEGAL

    DoubleClick is a defendant in 20 lawsuits concerning Internet user privacy and our data collection and other business practices. The actions seek, among other things, injunctive relief, civil penalties and unspecified damages. DoubleClick believes these claims are without merit and vigorously contests them.

    In addition, DoubleClick's ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. DoubleClick is cooperating fully with all such inquiries. In January 2001, the Federal Trade Commission closed its inquiry into DoubleClick's ad serving and data collection practices without recommending any further action. DoubleClick may receive additional regulatory inquiries and intends to cooperate fully.

    Determinations of liability against other companies that are defendants in similar proceedings, even if such rulings are not final, could adversely affect the proceedings against DoubleClick and its affiliates and could encourage an increase in the number of such claims. Further, political, legislative, regulatory and other developments relating to data protection could negatively affect the outcome of related proceedings, and encourage the commencement of additional proceedings. It is impossible to predict the outcome of such events on pending proceedings or on the proceedings themselves.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

    DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that our business, financial condition and results of operations could be materially adversely affected by the ultimate outcome of the pending lawsuits and investigations. As of December 31, 2000, no provision has been made for any damages that may result upon the resolution of these uncertainties.

    At December 31, 2000, DoubleClick had outstanding standby letters of credit of $14.0 million. These letters of credit collateralize DoubleClick's obligations to third parties under certain operating leases. In connection with these letters of credit, $14.0 million of DoubleClick's cash and cash equivalents is restricted as to its use at December 31, 2000.

NOTE 15 -- SEGMENT REPORTING

    Effective December 31, 1998, DoubleClick adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

    DoubleClick is organized into three segments: Media, Technology ('Tech' or 'TechSolutions') and Data based on types of services provided. DoubleClick Media is represented by the worldwide DoubleClick Networks, which provide fully outsourced and highly effective advertising sale, delivery and related services to a worldwide group of advertisers and publishers. DoubleClick TechSolutions consists of the DART-based service bureau offering the AdServer family of software products and DARTmail for Advertisers service bureau offering. DoubleClick Data services includes Abacus Direct and Abacus Online divisions, currently consisting of a proprietary database of consumer buying behavior used for target marketing purposes.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment revenues, which relate primarily to DART transfer fees recognized by TechSolutions, are valued at an approximately the same rates charged to external customers.

    Revenues and gross profit by segment are as follows:

                                         REVENUES                      GROSS PROFIT
                              ------------------------------   -----------------------------
                                2000       1999       1998       2000       1999      1998
                                ----       ----       ----       ----       ----      ----
                                                      (IN THOUSANDS)
Media.......................  $253,827   $125,499   $ 74,180   $ 64,251   $ 49,955   $15,726
Technology..................   203,391     74,695     24,965    145,560     50,082    16,827
Data........................    72,355     65,961     46,979     49,230     51,101    36,980
Intersegment elimination....   (23,962)    (7,861)    (7,400)        --         --        --
                              --------   --------   --------   --------   --------   -------
Total.......................  $505,611   $258,294   $138,724   $259,041   $151,138   $69,533
                              --------   --------   --------   --------   --------   -------
                              --------   --------   --------   --------   --------   -------

    Pursuant to FAS 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker.

    The following represents revenues and long-lived asset information by geographic area as of and for the years ended December 31:

                                                   REVENUES               LONG-LIVED ASSETS
                                        ------------------------------   -------------------
                                          2000       1999       1998       2000       1999
                                          ----       ----       ----       ----       ----
United States.........................  $397,265   $206,071   $123,958   $224,905   $ 65,280
International.........................   108,346     52,223     14,766     43,299     96,058
                                        --------   --------   --------   --------   --------
Total.................................  $505,611   $258,294   $138,724   $268,204   $161,338
                                        --------   --------   --------   --------   --------
                                        --------   --------   --------   --------   --------

                                DOUBLECLICK INC.

                               DECEMBER 31, 2000

NOTE 16 -- SUBSEQUENT EVENT

    On February 2, 2001, DoubleClick completed its acquisition of @plan.inc, a leading provider of online target market research planning systems. Under the final terms of the acquisition, which qualifies as a tax-free reorganization for United States federal income tax purposes, DoubleClick paid $3.45 in cash and 0.2829 of a share of DoubleClick common stock for each outstanding share of @plan common stock. The purchase price, exclusive of direct acquisition costs, was approximately $103.5 million. The excess of the purchase price over the fair value of @plan's net assets acquired will be allocated to intangible assets, which includes goodwill, and amortized over their estimated useful lives.

    On February 22, 2001, DoubleClick entered into an agreement to acquire FloNetwork Inc., an email marketing technology provider. The transaction is subject to customary closing conditions, including approval by FloNetwork's shareholders and Canadian governmental authorities, and is expected to close in the second quarter of 2001.

                                                                     SCHEDULE II

                                DOUBLECLICK INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO
                                             BEGINNING OF   COSTS AND                  BALANCE AT
                DESCRIPTION                     PERIOD       EXPENSES    DEDUCTIONS   END OF PERIOD
                -----------                     ------       --------    ----------   -------------
2000:
    Allowances for doubtful accounts and
      advertiser discounts.................    $15,004       $47,078      $(35,367)      $26,715

1999:
    Allowances for doubtful accounts and
      advertiser discounts.................    $ 5,094       $20,528      $(10,618)      $15,004

1998:
    Allowances for doubtful accounts and
      advertiser discounts.................    $ 2,302       $ 9,631      $ (6,839)      $ 5,094

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                               OTHER INFORMATION

    Our Chairman of the Board, Kevin O'Connor, has informed us that, in order to diversify his investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from his position with the company, he has established a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of his holdings of our common stock. In particular, we have been notified that during the period that commenced on February 2, 2001 and will end on February 1, 2002, Mr. O'Connor intends to sell a fixed number of shares of common stock on a weekly basis. The plan provides for the sale on specified dates during the term of 15,000 shares each week other than the four weeks during the year when 20,000 shares will be sold.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements.

           The financial statements as set forth under Item 8 of this report are incorporated by reference.

       2. Financial Statement Schedules.

          The financial statement schedule as set forth in Item 8 of this report is incorporated by reference.

    (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K, Items 5 and 7, on October 4, 2000, announcing the Agreement and Plan of Merger and Reorganization, dated as of October 2, 2000, among DoubleClick Inc., Genesis Merger Sub, Inc. and NetCreations, Inc.

    We filed a Current Report on Form 8-K/A, Items 5 and 7, on November 20, 2000, announcing the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of November 17, 2000, among DoubleClick Inc., Atlas Merger Sub, Inc., a Tennessee corporation and a direct, wholly owned subsidiary of DoubleClick Inc. and @plan.inc.

    We filed a Current Report on Form 8-K, Items 5 and 7, on November 29, 2000, announcing executive promotions.

    We filed a Current Report on Form 8-K, Items 5 and 7, on December 22, 2000, announcing the termination of the Agreement and Plan of Merger and Reorganization, dated as of October 2, 2000, among DoubleClick Inc., Genesis Merger Sub, Inc. and NetCreations, Inc.

    (c) Exhibits

NUMBER                          DESCRIPTION
------                          -----------
 2.1    --Agreement and Plan of Merger and Reorganization dated as of June 13, 1999, by and among Registrant, Atlanta Merger
          Corp. and Abacus Direct Corporation (Incorporated by
          reference to Exhibit 2.1 of Registrant's Current Report on
          Form 8-K dated June 17, 1999).
 2.2    --Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation
          and NetGravity, Inc. (Incorporated by reference to Exhibit
          2.1 of Registrant's Current Report on Form 8-K dated July
          22, 1999).
 2.3    --Agreement for the Sale and Purchase of Shares, dated as
          of December 17, 1999, between Registrant and the Sellers
          listed on Appendix 1 thereto (Incorporated by reference to
          Exhibit 2.1 of Registrant's Current Report on Form 8-K
          dated January 12, 2000).
 2.4    --Amended and Restated Agreement and Plan of Merger and
          Reorganization, dated as of November 17, 2000, by and
          among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas
          Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to
          @plan.inc's Form 8-K filing, dated November 20, 2000.
 2.5    --Amended and Restated Agreement and Plan of Merger and
          Reorganization, dated as of January 22, 2001, by and among
          DoubleClick Inc., Atlas Merger Sub, Inc., Atlas
          Acquisition Corp. and @plan.inc, as amended, including
          annexes thereto but excluding any schedules (Incorporated
          by reference to @plan.inc's Form 8-K filing, dated
          November 20, 2000.
 3.1    --Amended and Restated Certificate of Incorporation
          (Incorporated by reference to Exhibit 3.1 of the
          Registrant's Registration Statement on Form S-1
          (Registration number 333-67459)).
 3.1(a) --Certificate of Amendment of our Amended and Restated
          Certificate of Incorporation (Incorporated by reference to
          Exhibit 3.01 of Registrant's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2000).
 3.1(b) --Certificate of Correction of Amended and Restated
          Certificate of Incorporation (Incorporated by reference to
          Exhibit 3.1(a) of Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1999).

NUMBER                          DESCRIPTION
------                          -----------
 3.2    --Amended and Restated Bylaws (Incorporated by reference to
          Exhibit 3.5 of the Registrant's Registration Statement on
          Form S-1 ('Registration Statement No. 333-42323')).
 4.1    --Specimen common stock certificate. (Incorporated by
          reference to Registration Statement No. 333-42323).
 4.2    --Indenture, dated as of March 22, 1999, between Registrant and the Bank of New York, as trustee, including the form
          of 4.75% Convertible Subordinated Notes due 2006 attached
          as Exhibit A thereto (Incorporated by reference to Exhibit
          6.1 of Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1999).
 4.3    --Registration Agreement, dated as of March 22, 1999, by
          and among Registrant and the Initial Purchasers
          (Incorporated by reference to Exhibit 6.2 of Registrant's
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 1999).
10.1    --1996 Stock Option Plan (Incorporated by reference to
          Exhibit 10.1 of Registration Statement No. 333-42323).
10.2    --1997 Stock Incentive Plan (Incorporated by reference to
          Exhibit 99.1 of Registrant's Registration Statement on
          Form S-8 (Registration No. 333-55618)).
10.3    --DoubleClick Employee Stock Purchase Plan (Incorporated by
          reference to Exhibit 99.13 of Registrant's Registration
          Statement on Form S-8 (Registration No. 333-90653)).
10.4    --Stockholders Agreement, dated as of June 4, 1997
          (Incorporated by reference to Exhibit 10.4 of Registration
          Statement No. 333-42323).
10.5    --Sublease dated August 1996, between Martin, Marshall,
          Jaccoma & Mitchell Advertising, Inc. and the Registrant
          (Incorporated by reference to Exhibit 10.5 of Registration
          Statement No. 333-42323).
10.6    --Lease dated July 1997, between Investment Properties
          Associates and the Registrant (Incorporated by reference
          to Exhibit 10.6 of Registration Statement No. 333-42323).
10.7    --Agreement of Lease, dated as of January 26, 1999, between
          John Hancock Mutual Life Insurance Company, as Owner and
          Landlord, and DoubleClick, as Tenant (Incorporated by
          reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.8    --Lease, dated August 5, 1998, by and between Norfolk
          Atrium, as Landlord, and NetGravity, Inc., for
          NetGravity's headquarters in San Mateo, CA.
10.9    --Lease, dated May 22, 1998, between Western States
          Ventures, LLC and Abacus Direct Corporation, for office
          space in Broomfield, CO.
10.10*  --Procurement and Trafficking Agreement, dated December
          1996, by and between Registrant and Digital Equipment
          Corporation (Incorporated by reference to Exhibit 10.7 of
          Registration Statement No. 333-42323).
10.11*  --Amendment No. 1 to Procurement and Trafficking Agreement,
          dated January 1998, by and between Registrant and Digital
          Equipment Corporation (Incorporated by reference to
          Exhibit 10.8 of Registration Statement No. 333-42323).
10.12** --Advertising Services Agreement, effective as of January
          1, 1999, by and between Registrant and Compaq Computer
          Corporation (Incorporated by reference to Exhibit 99.1 of
          Registrant's Current Report on Form 8-K dated January 20,
          1999).
10.13** --Interim Amended and Restated Advertising Services
          Agreement, effective as of November 1, 1999, by and
          between Registrant, AltaVista Company (as successor to
          Compaq Computer Corporation) and AV Internet Solutions
          Ltd. (Incorporated by reference to Exhibit 99.1 of
          Registrant's Current Report on Form 8-K dated November 1,
          1999).
21.1    --Subsidiaries of the Registrant.
23.1    --Consent of PricewaterhouseCoopers LLP.
23.2    --Consent of KPMG LLP.

---------

 * Confidential treatment granted for certain portions of this Exhibit pursuant to the rules and regulations of the Securities Act of 1933, as amended.

** Confidential treatment granted for certain portions of this Exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DoubleClick Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 12th day of March, 2001.

                                          DOUBLECLICK INC.

                                          By: /S/ KEVIN P. RYAN
                                              ..................................
                                              KEVIN P. RYAN
                                              CHIEF EXECUTIVE OFFICER DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2001:

                SIGNATURE                                           TITLE(S)
                ---------                                           --------
            /S/ KEVIN P. RYAN
 .........................................  Chief Executive Officer (Principal Executive Officer)
              KEVIN P. RYAN                 and Director

          /S/ STEPHEN R. COLLINS
 .........................................  Chief Financial Officer (Principal Financial Officer and
            STEPHEN R. COLLINS              Principal Accounting Officer)

          /S/ KEVIN J. O'CONNOR
 .........................................  Chairman of the Board of Directors
            KEVIN J. O'CONNOR

          /S/ DWIGHT A. MERRIMAN
 .........................................  Director
            DWIGHT A. MERRIMAN

           /S/ DAVID N. STROHM
 .........................................  Director
             DAVID N. STROHM

           /S/ MARK E. NUNNELLY
 .........................................  Director
             MARK E. NUNNELLY

           /S/ W. GRANT GREGORY
 .........................................  Director
             W. GRANT GREGORY

             /S/ DON PEPPERS
 .........................................  Director
               DON PEPPERS

           /S/ THOMAS S. MURPHY
 .........................................  Director
             THOMAS S. MURPHY

                                 EXHIBIT INDEX

NUMBER                          DESCRIPTION
------                          -----------
 2.1    --Agreement and Plan of Merger and Reorganization dated as of June 13, 1999, by and among Registrant, Atlanta Merger
          Corp. and Abacus Direct Corporation (Incorporated by
          reference to Exhibit 2.1 of Registrant's Current Report on
          Form 8-K dated June 17, 1999).
 2.2    --Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation
          and NetGravity, Inc. (Incorporated by reference to
          Exhibit 2.1 of Registrant's Current Report on Form 8-K
          dated July 22, 1999).
 2.3    --Agreement for the Sale and Purchase of Shares, dated as
          of December 17, 1999, between Registrant and the Sellers
          listed on Appendix 1 thereto (Incorporated by reference to
          Exhibit 2.1 of Registrant's Current Report on Form 8-K
          dated January 12, 2000).
 2.4    --Amended and Restated Agreement and Plan of Merger and
          Reorganization, dated as of November 17, 2000, by and
          among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas
          Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to
          @plan.inc's Form 8-K filing, dated November 20, 2000.
 2.5    --Amended and Restated Agreement and Plan of Merger and
          Reorganization, dated as of January 22, 2001, by and among
          DoubleClick Inc., Atlas Merger Sub, Inc., Atlas
          Acquisition Corp. and @plan.inc, as amended, including
          annexes thereto but excluding any schedules (Incorporated
          by reference to @plan.inc's Form 8-K filing, dated
          November 20, 2000.
 3.1    --Amended and Restated Certificate of Incorporation
          (Incorporated by reference to Exhibit 3.1 of the
          Registrant's Registration Statement on Form S-1
          (Registration number 333-67459)).
 3.1(a) --Certificate of Amendment of our Amended and Restated
          Certificate of Incorporation (Incorporated by reference to
          Exhibit 3.01 of Registrant's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2000).
 3.1(b) --Certificate of Correction of Amended and Restated
          Certificate of Incorporation (Incorporated by reference to
          Exhibit 3.1(a) of Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1999).
 3.2    --Amended and Restated Bylaws (Incorporated by reference to
          Exhibit 3.5 of the Registrant's Registration Statement on
          Form S-1 ('Registration Statement No. 333-42323')).
 4.1    --Specimen common stock certificate. (Incorporated by
          reference to Registration Statement No. 333-42323).
 4.2    --Indenture, dated as of March 22, 1999, between Registrant and the Bank of New York, as trustee, including the form
          of 4.75% Convertible Subordinated Notes due 2006 attached
          as Exhibit A thereto (Incorporated by reference to
          Exhibit 6.1 of Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1999).
 4.3    --Registration Agreement, dated as of March 22, 1999, by
          and among Registrant and the Initial Purchasers
          (Incorporated by reference to Exhibit 6.2 of Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1999).
10.1    --1996 Stock Option Plan (Incorporated by reference to
          Exhibit 10.1 of Registration Statement No. 333-42323).
10.2    --1997 Stock Incentive Plan (Incorporated by reference to
          Exhibit 99.1 of Registrant's Registration Statement on
          Form S-8 (Registration No. 333-55618)).
10.3    --DoubleClick Employee Stock Purchase Plan (Incorporated by
          reference to Exhibit 99.13 of Registrant's Registration
          Statement on Form S-8 (Registration number 333-90653)).
10.4    --Stockholders Agreement, dated as of June 4, 1997
          (Incorporated by reference to Exhibit 10.4 of Registration
          Statement No. 333-42323).
10.5    --Sublease dated August 1996, between Martin, Marshall,
          Jaccoma & Mitchell Advertising, Inc. and the Registrant
          (Incorporated by reference to Exhibit 10.5 of Registration
          Statement No. 333-42323).
10.6    --Lease dated July 1997, between Investment Properties
          Associates and the Registrant (Incorporated by reference
          to Exhibit 10.6 of Registration Statement No. 333-42323).
10.7    --Agreement of Lease, dated as of January 26, 1999, between
          John Hancock Mutual Life Insurance Company, as Owner and
          Landlord, and DoubleClick, as Tenant (Incorporated by
          reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.8    --Lease, dated August 5, 1998, by and between Norfolk
          Atrium, as Landlord, and NetGravity, Inc., for
          NetGravity's headquarters in San Mateo, CA.

NUMBER                          DESCRIPTION
------                          -----------
10.9    --Lease, dated May 22, 1998, between Western States
          Ventures, LLC and Abacus Direct Corporation, for office
          space in Broomfield, CO.
10.10*  --Procurement and Trafficking Agreement, dated
          December 1996, by and between Registrant and Digital
          Equipment Corporation (Incorporated by reference to
          Exhibit 10.7 of Registration Statement No. 333-42323).
10.11*  --Amendment No. 1 to Procurement and Trafficking Agreement,
          dated January 1998, by and between Registrant and Digital
          Equipment Corporation (Incorporated by reference to
          Exhibit 10.8 of Registration Statement No. 333-42323).
10.12** --Advertising Services Agreement, effective as of
          January 1, 1999, by and between Registrant and Compaq
          Computer Corporation (Incorporated by reference to
          Exhibit 99.1 of Registrant's Current Report on Form 8-K
          dated January 20, 1999).
10.13** --Interim Amended and Restated Advertising Services
          Agreement, effective as of November 1, 1999, by and
          between Registrant, AltaVista Company (as successor to
          Compaq Computer Corporation) and AV Internet Solutions
          Ltd. (Incorporated by reference to Exhibit 99.1 of
          Registrant's Current Report on Form 8-K dated November 1,
          1999).
21.1    --Subsidiaries of the Registrant.
23.1    --Consent of PricewaterhouseCoopers LLP.
23.2    --Consent of KPMG LLP.

---------

 * Confidential treatment granted for certain portions of this Exhibit pursuant to the rules and regulations of the Securities Act of 1933, as amended.

** Confidential treatment granted for certain portions of this Exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended.



                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'