Form 10-Q
period 2001-03-31
DOUBLECLICK INC
filed 2001-05-15
CIK 1049480

-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------
                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of May 1, 2001 there were outstanding 130,880,992 shares of the registrant's Common Stock and 827,882 shares exchangeable into the registrant's Common Stock. The exchangeable shares were issued in connection with the registrant's acquisition of FloNetwork Inc., and are exchangeable at any time, subject to certain restrictions, into the registrant's Common Stock on a one-for-one basis.
--------------------------------------------------------------------------------

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)
         Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000.........................................    1
         Consolidated Statements of Operations for the three
           months ended March 31, 2001 and 2000......................    2
         Consolidated Statements of Cash Flows for the three months
           ended March 31, 2001 and 2000.............................    3
         Notes to Consolidated Financial Statements..................    4
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    9
Item 3:  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   13

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings...........................................   29
Item 6:  Exhibits and Reports on Form 8-K............................   30

ITEM 1. FINANCIAL STATEMENTS

                                DOUBLECLICK INC.
                           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                               March 31,                       December 31,
                                                                 2001                              2000
                                                              ----------                       ------------
                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $232,334                          $193,682
Investments in marketable securities                            419,939                           422,495
Accounts receivable, net of allowances of $26,319
   and $26,715, respectively                                    103,576                           120,029
Prepaid expenses and other current assets                        39,772                            36,934
                                                             ----------                        ----------
   Total current assets                                         795,621                           773,140

Investments in marketable securities                            179,186                           257,199
Property and equipment, net                                     162,827                           168,192
Intangible assets, net                                          118,531                            52,775
Investments in affiliates                                        34,831                            37,457
Other assets                                                     10,002                             9,780
                                                             ----------                        ----------
   Total assets                                              $1,300,998                        $1,298,543
                                                             ==========                        ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                $74,207                           $81,038
Accrued expenses and other current liabilities                   76,845                            96,002
Deferred revenue                                                 29,945                            33,590
                                                             ----------                        ----------
   Total current liabilities                                    180,997                           210,630

Long-term obligations and notes                                  20,173                            15,609
Convertible subordinated notes                                  250,000                           250,000
Minority interest                                                 4,615                             5,247

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001; 400,000,000 shares
   authorized, 129,028,154 and 123,728,169 shares
   issued, respectively                                             129                               124
Treasury stock, 133,282 and 160,283 shares, respectively        (15,316)                          (18,419)
Additional paid-in capital                                    1,204,351                         1,116,172
Deferred compensation                                              (147)                             (236)
Accumulated deficit                                            (329,334)                         (265,812)
Other accumulated comprehensive loss                            (14,470)                          (14,772)
                                                             ----------                        ----------
   Total stockholders' equity                                   845,213                           817,057
                                                             ----------                        ----------
   Total liabilities and stockholders' equity                $1,300,998                        $1,298,543
                                                             ==========                        ==========





        The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       Three months ended March 31,
                                                               -------------------------------------------
                                                                       2001                         2000
                                                                    --------                     --------
Revenue                                                             $ 114,870                   $ 110,056
Cost of revenue                                                        50,336                      52,477
                                                                    ---------                   ---------
   Gross profit                                                        64,534                      57,579
Operating expenses:
   Sales and marketing (inclusive of non-cash compensation of
     $4,729 and $4,560 in 2001 and 2000, respectively)                 55,148                      50,488
   General and administrative (inclusive of non-cash compensation
     of $107 and  $62 in 2001 and 2000, respectively)                  19,642                      20,901
   Product development                                                 13,949                       9,699
   Amortization of intangibles                                         10,617                       8,405
   Restructuring charge                                                29,033                        --
                                                                    ---------                   ---------
     Total operating expenses                                         128,389                      89,493

Loss from operations                                                  (63,855)                    (31,914)
Other income (expense):
   Equity in losses of affiliates                                      (1,145)                     (1,428)
   Gain (loss) on equity transactions of affiliates                    (3,757)                      8,949
   Interest and other, net                                              8,766                       6,950
                                                                    ---------                   ---------
Total other income                                                      3,864                      14,471

Loss before income taxes                                              (59,991)                    (17,443)
Provision for income taxes                                              1,059                         931
                                                                    ---------                   ---------
Loss before minority interest                                         (61,050)                    (18,374)

Minority interest                                                         631                        --
                                                                    ---------                   ---------
Net loss                                                            $ (60,419)                  $ (18,374)
                                                                    =========                   =========
Basic and diluted net loss per share                                $   (0.48)                  $   (0.16)
                                                                    =========                   =========
Weighted-average shares used in net loss
   per share- basic and diluted                                       126,610                     116,839





        The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                            Three months ended March 31,
                                                                            -----------------------------
                                                                                 2001          2000
                                                                              ---------      --------
   CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                      $ (60,419)     (18,374)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and leasehold amortization                                        12,717        5,539
  Amortization of intangible assets                                              10,617        8,405
  Equity in losses of affiliates                                                  1,145        1,428
  (Gain) loss on equity transactions of affiliates                                3,757       (8,949)
  Write-off of fixed assets                                                         500           --
  Income tax benefit from exercise of stock options                                 120           --
  Minority interest                                                                (631)          --
  Restructuring charge                                                           29,033           --
  Non-cash compensation                                                           4,836        4,622
  Provision for bad debts and advertiser discounts                                9,264       12,003

Changes in operating assets and liabilities:
  Accounts receivable                                                            11,021      (32,739)
  Prepaid expenses and other assets                                                (503)      (7,257)
  Accounts payable                                                               (6,985)       6,485
  Accrued expenses                                                               (9,327)      25,734
  Other liabilities                                                               1,291           --
  Deferred revenue                                                               (5,289)      (1,981)
                                                                              ---------      --------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           1,147       (5,084)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of investments in marketable securities                              (111,748)    (290,827)
Maturities of investments in marketable securities                              197,659           --
Purchases of property, plant and equipment                                      (29,301)     (36,047)
Investments in affiliates and other                                                (963)     (10,380)
Acquisitions of businesses and intangible assets, net of cash acquired          (17,630)      (5,567)
                                                                              ---------      --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          38,017     (342,821)


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock
  net of issuance costs                                                           1,521      504,254
Proceeds from the exercise of stock options                                       1,348       46,851
Proceeds from notes payable                                                         510           --
Payment of notes and capital lease obligations                                     (743)         (90)
Other                                                                              (250)          --
                                                                              ---------      --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       2,386      551,015

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                           (2,898)        (315)
                                                                              ---------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        38,652      202,795

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                     193,682      119,238
                                                                              ---------      --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                                   $ 232,334    $ 322,033
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

    DoubleClick is organized in three segments: Technology (or "TechSolutions"), Media and Data based on types of service provided. DoubleClick TechSolutions consists of the DART-based service bureau offering, the AdServer family of software products and a suite of email technology services. DoubleClick Media consists of the worldwide DoubleClick networks, which provide fully outsourced and highly effective sales, delivery and related services to a worldwide group of advertisers and publishers. DoubleClick Data includes its Abacus division that utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make both online and offline direct marketing more efficient for Abacus Alliance members and other Abacus clients. DoubleClick
Data also includes DoubleClick's Research division, Diameter, an online research business that offers a complete suite of research tools, offering media intelligence, audience measurement and advertising effectiveness products.

Basis of presentation

    The accompanying consolidated financial statements include the accounts of DoubleClick, its wholly-owned subsidiaries, and subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Investments in entities in which DoubleClick does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Investments in which DoubleClick does not have the ability to exercise significant influence are accounted for using the cost method.

    The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

    The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DoubleClick for the year ended December 31, 2000. Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

Basic and diluted net loss per common share

   Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share adjusts for the effect of convertible securities, stock options and other potentially dilutive financial instruments only in the periods in which such effect would be dilutive.

   For the three month periods ending March 31, 2001 and 2000, approximately
21.9 million and 22.7 million, respectively, outstanding options to purchase common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, these computations also exclude the effect of 6,060,606 shares issuable upon the conversion of $250 million, 4.75% Convertible Subordinated Notes due 2006, since their inclusion would also have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for the three month periods ending March 31, 2001 and 2000.

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

New accounting pronouncements

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which had an initial adoption date of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise. DoubleClick adopted SFAS No. 133 as amended by SFAS No. 138 effective January 1, 2001. The adoption of SFAS No. 133 had no material impact on DoubleClick's financial conditions or results of operations.

NOTE 2 - BUSINESS COMBINATIONS

   On February 2, 2001, DoubleClick completed its acquisition of @plan.inc ("@plan"), a leading provider of online market research planning systems. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of @plan in exchange for $39.1 million in cash, approximately 3,200,000 shares of DoubleClick common stock valued at $48.7 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $15.7 million. The aggregate purchase price of $104.3 million, which includes approximately $0.8 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. DoubleClick has recorded approximately $78.1 million in goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill is being amortized on a straight-line basis over three years.

   The results of operations for @plan have been included in DoubleClick's consolidated statements of operations from the date of acquisition.

   The following pro forma results of operations have been prepared assuming that the acquisition of @plan occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the @plan acquisition been consummated on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.


                                                      Three months ended March 31,
                                                      ---------------------------
                                                         2001              2000
                                                         ----              ----
                                                          (In thousands, except
                                                           per share amounts)

         Revenues                                      $116,145         $112,891
         Amortization of intangibles                     12,788           14,917
         Net loss                                       (63,507)        $(25,846)
         Net loss per basic and diluted share             (0.50)           (0.22)

NOTE 3 - INVESTMENT IN VALUECLICK, INC

   In the fourth quarter of 2000, ValueClick completed a purchase acquisition of Bach Systems and consummated a merger with ClickAgents that was accounted for as a pooling of interests. DoubleClick has treated ValueClick's pooling with ClickAgents as a book value purchase of ClickAgents by ValueClick. As a consequence of these transactions, DoubleClick's ownership interest in ValueClick has been reduced to approximately 23.5% and the value of its proportionate share of ValueClick's net assets decreased. Pursuant to its accounting policy, DoubleClick recorded a decrease in the value of its investment in ValueClick of $3.8 million, reduced the carrying amount of treasury stock to approximately $15.3 million and recognized a loss of approximately $3.8 million. This loss has been included in "Gain (loss) on equity transactions of affiliates" in the consolidated statements of operations.

NOTE 4 - NON-CASH COMPENSATION

     Non-cash compensation consists primarily of the expected additional consideration payable to certain former shareholders of DoubleClick Scandinavia. Additional shares of DoubleClick common stock are contingently issuable in March 2002 based on the continued employment of the former shareholders and the attainment of specific revenue objectives for the year ended December 31, 2001. DoubleClick has assessed, and will continue to assess, the probability and amount of the shares payable and expects to incur significant non-cash compensation charges in 2001. The maximum total value of the remaining contingently issuable shares is approximately $35.2 million. See Note 10 to the Consolidated Financial Statements.

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

     In January 2000, DoubleClick effected a two-for-one stock split in the form of a 100 percent stock dividend, which was approved for shareholders of record as of December 31, 1999.

NOTE 6 - RESTRUCTURING CHARGE

2000 Restructuring

     In December 2000 management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization. This involved the involuntary terminations of approximately 180 employees. As a consequence, DoubleClick recorded a $2.4 million charge to operations during the fourth quarter of 2000 related to payments for severance as well as the costs of outplacement services and the provision of continued benefits to terminated personnel.

     As of March 31, 2001 substantially all of the $2.4 million charge had been paid. DoubleClick expects to pay any remaining costs related to this charge in the second quarter of 2001.

2001 Restructuring

     In March 2001 management took additional steps to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 230 employees, primarily from DoubleClick's Media operations, as well as the consolidation of some of its leased office space and the closure of several of its offices. As a result, DoubleClick recorded a $29.0 million charge to operations during the first quarter of 2001 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income and deferred rent) and the write-off of fixed assets for office locations that were closed or consolidated. As a result of these restructuring initiatives, DoubleClick expects to achieve annualized savings of approximately $16 million in operating expenses. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

     Of this $29.0 million charge, approximately $8.9 million and $6.0 million remain accrued in 'Accrued expenses and other current liabilities' and `Long-term obligations and notes', respectively, as of March 31, 2001. DoubleClick expects to pay the remainder of the severance-related costs in fiscal 2001.

     The following table sets forth a summary of the costs and related charges for DoubleClick's 2000 and 2001 restructurings and the balance of the restructuring reserve established (in thousands):


                                                            Fixed
                                                            asset         Future        Other
                                                            write-         lease        exit
                                              Severance      offs          costs        costs        Total
                                              ------------------------------------------------------------
2000 Restructuring
    Balance at January 1, 2001                $ 1,172      $     -     $       -       $    -     $  1,172
    Cash expenditures                          (1,027)           -             -            -       (1,027)
    Non-cash charges                                -            -             -            -            -
                                              -------      -------     ---------       ------     --------
    Balance at March 31, 2001                 $   145      $     -     $       -       $    -     $    145

2001 Restructuring
    Restructuring charge                      $ 3,657      $15,169     $   9,274       $  933     $ 29,033
    Cash expenditures                          (1,420)           -             -            -       (1,420)
    Non-cash charges                                -      (15,169)        2,409          (97)     (12,857)
                                              -------      -------       -------       -------     -------
    Balance at March 31, 2001                 $ 2,237      $     -       $11,683       $  836      $14,756

Total reserve balance at March 31, 2001       $ 2,382      $     -       $11,683       $  836      $14,901
                                              =======      =======       =======       =======     =======

NOTE 7 - SEGMENT REPORTING

     DoubleClick is organized into three segments: Technology, Media and Data.

Revenues and gross profit by segment are as follows:


                        Three months ended March 31, 2001             Three months ended March 31, 2000
                   Technology    Media     Data       Total      Technology   Media      Data       Total

Revenue             $54,920    $46,094    $18,214   $119,228      $39,778    $60,190    $14,727  $114,695
Intersegment
  elimination        (4,310)         -        (48)    (4,358)      (4,639)         -          -    (4,639)
                    -------    -------    -------   --------      -------    -------    -------  --------
Revenue from
  external
  customers         $50,610    $46,094    $18,166   $114,870      $35,139    $60,190    $14,727  $110,056
                    =======    =======    =======   ========      =======    =======    =======  ========
Gross profit        $36,748    $16,345    $11,441    $64,534      $27,492    $20,571     $9,516   $57,579
                    =======    =======    =======   ========      =======    =======    =======  ========


NOTE 8 - COMPREHENSIVE LOSS

   Comprehensive loss consists of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $60.1 million and $19.2 million for the three months ended March 31, 2001 and 2000, respectively.

NOTE 9 - CONTINGENCIES

   Several civil litigations related to DoubleClick's online data collection practices are currently pending against DoubleClick. These proceedings seek remedies, including damages, of an indeterminable nature and amount, and allege variously that DoubleClick has unlawfully obtained and used consumers' personal information. DoubleClick vigorously contests these DoubleClick allegations. In addition, three class action lawsuits have recently been filed against DoubleClick, Goldman Sachs & Co. and certain of DoubleClick's officers and directors alleging violations of the securities laws in connection with DoubleClick's initial public offering. These cases are in their early stages; however DoubleClick intends to dispute these allegations and defend these lawsuits vigorously.

   There have been a number of political, legislative, regulatory and other developments relating to online data collection that have received widespread media attention. These developments may negatively affect the outcomes of related legal proceedings and encourage the commencement of additional similar proceedings. Additionally, DoubleClick received a letter from the Federal Trade Commission ("FTC"), dated February 8, 2000, in which the FTC notified DoubleClick that they were conducting an inquiry into DoubleClick's business practices to determine whether, in collecting and maintaining information concerning Internet users, DoubleClick engaged in unfair or deceptive practices. In January 2001, the FTC closed its inquiry into DoubleClick's ad serving and data collection practices without recommending any further action. In addition, DoubleClick's ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. DoubleClick is cooperating fully with all such inquiries by the various states. DoubleClick may receive additional regulatory inquiries and intends to cooperate fully.

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

   DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that our financial condition and results of operations could be materially adversely effected by the ultimate outcome of the pending litigation. As of March 31, 2001, no provision has been made for any damages that may result upon the resolution of these uncertainties.

NOTE 10 - SUBSEQUENT EVENTS

   On April 23, 2001, DoubleClick completed its acquisition of FloNetwork Inc. ("FloNetwork"), a privately-held Canadian provider of email marketing technology services. In the transaction, which will be accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of FloNetwork in exchange for a combination of cash, common stock and other equity instruments valued at approximately $46 million, exclusive of direct acquisition costs. The excess of the purchase price over the fair value of FloNetwork's net assets will be allocated to goodwill and amortized over three years.

   On April 25, 2001, DoubleClick's consolidated subsidiary, DoubleClick Japan, completed an initial public offering of 23,456 of its ordinary shares on the Nasdaq Japan Market. The aggregate proceeds were approximately $27 million, net of underwriting fees and expenses. As a result of this offering, DoubleClick's ownership interest in

DoubleClick Japan was decreased to approximately 38.2%. Pursuant to its accounting policy, DoubleClick will recognize a gain of approximately $8 million as the result of this transaction.

In May 2001, DoubleClick agreed to fix the amount payable to the former shareholders of DoublClick Scandinavia who were entitled to receive additional shares of DoubleClick common stock. DoubleClick agreed to pay the former shareholders approximately $18.5 million in DoubleClick common stock, which is equal to the minimum consideration they were entitled to receive under the terms of the original agreement. DoubleClick will recognize the remaining unexpensed portion of the consideration, approximately $13.8 million, as non-cash compensation expense when the former shareholders are paid in fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                DOUBLECLICK INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DOUBLECLICK CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF DOUBLECLICK WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT AND IN DOUBLECLICK'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE MAY NOT INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, BUT WE MAY CHOOSE TO NOT UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER EVEN IF CIRCUMSTANCES CHANGE.

OVERVIEW

   We are a leading provider of technology-driven marketing and advertising solutions to thousands of advertisers, advertising agencies, Web publishers and e-commerce merchants worldwide. We provide a broad range of technology, media and data products and services to our customers to allow them to optimize their advertising and marketing campaigns on the Internet and through other interactive media. Our patented DART technology is the platform for many of our solutions and enables our customers to use preselected criteria to deliver the right ad to the right person at the right time. Our service and product offerings are grouped into three segments:

         -DoubleClick Technology Solutions ("Technology");

         -DoubleClick Media ("Media"); and

         -DoubleClick Data ("Data").

BUSINESS COMBINATIONS

   On February 2, 2001, DoubleClick completed its acquisition of @plan.inc ("@plan"), a leading provider of online market research planning systems. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of @plan in exchange for $39.1 million in cash, approximately 3,200,000 shares of DoubleClick common stock valued at $48.7 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $15.7 million. The aggregate purchase price of $104.3 million, which includes approximately $0.8 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. DoubleClick has recorded approximately $78.1 million in goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill is being amortized on a straight-line basis over three years. @plan's financial results have been included in DoubleClick's results of operations since February 2, 2001.

   On April 23, 2001, DoubleClick completed its acquisition of FloNetwork Inc. ("FloNetwork), a privately-held Canadian provider of email marketing technology services. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of FloNetwork in exchange for a combination of cash, common stock and other equity instruments valued at approximately $46 million, exclusive of direct acquisition costs. The excess of the purchase price over the fair value of FloNetwork's net assets will be allocated to goodwill and amortized over three years. FloNetwork's financial results will be included in DoubleClick's results of operations subsequent to April 23, 2001.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

RESULTS OF OPERATIONS

Revenues and gross profit by segment are as follows:


                        Three months ended March 31, 2001             Three months ended March 31, 2000
                   Technology    Media     Data       Total      Technology    Media      Data      Total

Revenue             $54,920    $46,094    $18,214   $119,228      $39,778    $60,190    $14,727  $114,695
Intersegment
  elimination        (4,310)         -        (48)    (4,358)      (4,639)         -          -    (4,639)
                    -------    -------    -------   --------      -------    -------    -------  --------
Revenue from
  external
  customers         $50,610    $46,094    $18,166   $114,870      $35,139    $60,190    $14,727  $110,056
                    =======    =======    =======   ========      =======    =======    =======  ========
Gross profit        $36,748    $16,345    $11,441    $64,534      $27,492    $20,571     $9,516   $57,579
                    =======    =======    =======   ========      =======    =======    =======  ========

DoubleClick TechSolutions

     DoubleClick TechSolutions revenue is derived primarily from sales of our DART, AdServer and email technology services. DoubleClick TechSolutions cost of revenue includes costs associated with the delivery of advertisements, including Internet access costs, depreciation of the ad and email delivery systems, facilities, and personnel-related costs incurred to operate and support our ad and email delivery products.

     DoubleClick TechSolutions revenue increased 37.9% to $54.9 million for the three months ended March 31, 2001 from $39.8 million for the three months ended March 31, 2000. DoubleClick TechSolutions gross margin was 66.8% for the three months ended March 31, 2001 and 69.1% for the three months ended March 31, 2000. The increase in DoubleClick TechSolutions revenue was due primarily to an increase in the number of DART, AdServer and email clients coupled with an increased volume of impressions delivered for existing clients. Despite the substantial increase in DoubleClick TechSolutions revenue, the weakening of aggregate online advertising spending and growth that affected DoubleClick
Media results began to similarly exert downward pressure on TechSolutions revenue growth trends. The decline in gross margin resulted primarily from a lower-margin product mix and a decrease in the fee charged to DoubleClick
Media for the provision of technology support.

DoubleClick Media

     DoubleClick Media revenue is derived primarily from the sale and delivery of advertising impressions through third-party Web sites comprising the worldwide DoubleClick Media networks. DoubleClick Media cost of revenue consists primarily of service fees paid to Web publishers for impressions delivered on our worldwide networks, the costs of ad delivery and technology support provided by DoubleClick TechSolutions.

     Revenue for DoubleClick Media decreased 23.4% to $46.1 million for the three months ended March 31, 2001 from $60.2 million for the three months ended March 31, 2000. DoubleClick Media gross margin was 35.4% for the three months ended March 31, 2001 and 34.2% for the three months ended March 31, 2000. The decrease in DoubleClick Media revenue reflected in part the contraction in the rate of growth of overall online advertising spending. In response to their decreasing access to public and private financing, many cash-intensive Internet-related companies have reduced their advertising budgets, which has had a correspondingly negative impact on aggregate online advertising spending and growth. DoubleClick Media revenue also decreased due to the reduction in advertising impressions delivered to users of the AltaVista Web site associated with the restructuring of our Advertising Services Agreement. Gross margin increased due to lower average site fees remitted to publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions. This increase was partially offset by increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions.

     DoubleClick Media revenue derived from advertising impressions delivered to the users of the AltaVista Web site was $5.7 million, or 12.4% of DoubleClick Media revenue for the three months ended March 31, 2001, compared to $7.5 million, or 12.5% of DoubleClick Media revenue for the three months ended March 31, 2000. Because of specific contractual terms unique to AltaVista, we recognize revenue from sales commissions, billing and collection fees and DART service fees derived from the sale and delivery of ads on the AltaVista Web site and associated services.

AltaVista DART services fees recognized by TechSolutions were $0.7 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively.

     On August 7, 2000, we announced a restructuring of our Advertising Services Agreement with AltaVista ("New Agreement"). Pursuant to the New Agreement, AltaVista assumed lead ad sales responsibility for domestic advertisers in the first quarter of 2001, and will assume lead ad sales responsibility for international advertisers by December 2001 (subject to AltaVista's right to assume lead responsibility sooner in certain international markets). After AltaVista assumes lead ad responsibility in a market, DoubleClick will have the right to sell ads on the AltaVista Web sites in that market on a non-exclusive basis, as part of DoubleClick's worldwide ad networks, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers Service declining in each year of the agreement, subject to certain minimums. The DART for Advertisers Service will serve the majority of AltaVista'a online advertising campaigns through December 2004.

DoubleClick Data

     DoubleClick Data revenue has historically been derived primarily from its Abacus division, which provides services such as prospecting lists, housefile scoring, list optimization, and marketing research services to the direct and online marketing industry. Following the acquisition of @plan in February 2001, we created Diameter, a separate research division within DoubleClick Data designed to offer market research analysis tools that provide advertisers, brand marketers and e-businesses with analyses of online advertising campaigns, consumer behavior and purchasing patterns. Diameter's revenue is derived principally from the sale of annual subscriptions to its market research systems. DoubleClick Data cost of revenue includes expenses associated with creating, maintaining and updating the Abacus and Diameter databases as well as the technical infrastructure to produce our products and services.

     DoubleClick Data revenue increased 23.8% to $18.2 million for the three months ended March 31, 2001 from $14.7 million for the three months ended March 31, 2000. Gross margin declined from 64.6% for the three months ended March 31, 2000 to 62.6% for the three months ended March 31, 2001. The increase in DoubleClick Data revenue resulted from the inclusion of @plan's post-acquisition results coupled with higher average prices and strong growth in Abacus' B2B alliance and prospecting list services initiatives. The decline in gross margin was due primarily to the higher fixed costs associated with Diameter's data collection, which were partially offset by decreases in personnel- and facility-related costs.

OPERATING EXPENSES

Sales and marketing

     Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense, and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $55.1 million, or 48.0% of revenue for the three months ended March 31, 2001 and $50.5 million, or 45.9% of revenue for the three months ended March 31, 2000. This increase was primarily attributable to increased compensation and related benefits associated with our growth and an increase in the provision for doubtful accounts, partially offset by reductions in marketing and recruiting costs. We expect sales and marketing expenses to decrease in absolute dollars as we begin to realize increased operational efficiencies from the headcount reductions undertaken as part of our restructuring activities in March 2001.

General and administrative

     General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $19.6 million, or 17.1% of revenue for the three months ended March 31, 2001 and $20.9 million, or 19.0% of revenue for the three months ended March 31, 2000. The decrease was primarily the result of overall reductions in professional services fees and facility-related costs, partially offset by increases in compensation and related benefits associated with our growth. Decreased professional services fees resulted in part from a reduction in consulting fees associated with system conversion and integration. We expect general and administrative expenses to continue to decline as a percentage of revenue due to restructuring-related reductions in our facility costs and decreases in other general operating costs.

Product development

     Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $13.9 million, or 12.1% of revenues for the three months ended March 31, 2001 and $9.7 million, or 8.8% of revenues for the three months ended March 31, 2000. This increase was primarily attributable to growth-related increases in compensation and related benefits for product development personnel, which were partially offset by reductions in consulting expenses. Although we anticipate that professional services fees will decrease as we reduce our reliance on external consultants, we continue to believe that on-going investment in product development is critical to the attainment of our strategic objectives and, as a result, expect total product development expenses to remain fairly constant in absolute dollars.

Amortization of intangible assets

     Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $10.6 million for the three months ended March 31, 2001 and $8.4 million for the three months ended March 31, 2000. The increase was primarily the result of the amortization of goodwill related to our acquisitions of @plan and DoubleClick Japan, partially offset by reductions in amortization expense associated with DoubleClick Scandinavia and DoubleClick Iberoamerica as the result of their impairment write-downs in the fourth quarter of 2000.

Restructuring charge

     In March 2001 our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 230 employees, primarily from our Media operations, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded a $29.0 million charge to operations during the first quarter of 2001 for severance-related payments to terminated employees, the accrual of future lease costs (net of estimated sublease income and deferred rent) and the write-off of fixed assets for office locations that were closed or consolidated. As a result of these restructuring initiatives, we expect to achieve annualized savings of approximately $16 million in operating expenses. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

     We incurred no such restructuring charges for the three months ended March 31, 2000.

Loss from operations

     Our operating loss was $63.9 million for the three months ended March 31, 2001 and $31.9 million for the three months ended March 31, 2000. The increase in operating loss is primarily attributable to our restructuring charges and the increase in the amortization of intangible assets discussed above. We plan to continue to grow and expand our business and therefore anticipate that we may incur future losses from operations. We continue to manage our operations with a focus on productivity and will manage headcount accordingly as our business evolves.

Equity in losses of affiliates

     Equity in losses of affiliates was $1.1 million for the three months ended March 31, 2001 and $1.4 million for the three months ended March 31, 2000. In addition to our $0.9 million share of our investees' losses, equity in losses of affiliates for the three months ended March 31, 2001 included approximately $0.2 million in expense related to the amortization of goodwill associated with our investment in ValueClick. For the three months ended March 31, 2000, equity in losses of affiliates included approximately $1.1 million of such goodwill amortization.

Gain (loss) on equity transactions of affiliates

     For the three months ended March 31, 2001, we recognized an approximately $3.8 million loss related to the decrease in value of our proportionate share of the net assets of our equity-method investee ValueClick resulting from its completion of two business combinations. For the three months ended March 31, 2000, we recognized an approximately $8.9 million gain related to the increase in value of our investment as the result of ValueClick's initial public offering.

Interest and other, net

     Interest and other, net was $8.8 million for the three months ended March 31, 2001 and $7.0 million for the three months ended March 31, 2000. Interest and other, net included $13.0 million in interest income for the three months ended March 31, 2001 partially offset by $3.2 million of interest expense, and $10.7 million of interest income for the three months ended March 31, 2000, partially offset by $3.0 million of interest expense. The increase in interest income was attributable to increases in the average quarterly balances of our cash and cash equivalents and investments in marketable securities, partially offset by decreases in average investment yields due to declines in interest rates. Interest and other, net in future periods may fluctuate as a result of the average cash, investment and future debt balances we maintain as well as changes in the market rates of our investments.

Income taxes

     The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the three months ended March 31, 2001 primarily relates to corporate income taxes on the earnings of some of our foreign subsidiaries. The provision for the three months ended March 31, 2000 principally relates to a change in estimated tax refunds receivable for taxes paid by Abacus in fiscal 1999.

Liquidity and capital resources

     Since inception we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

     Operating activities generated $1.1 million for the three months ended March 31, 2001, and used $5.1 million for the three months ended March 31, 2000. The increase in cash provided by operating activities in 2001 resulted primarily from a decrease in net loss, excluding non-cash items, and decreases in accounts receivable, which were partially offset by decreases in accounts payable and accrued expenses. Investing activities generated $38.0 million for the three months ended March 31, 2001, and used $342.8 million for the three months ended March 31, 2000. Cash provided by investing activities for the three months ended March 31, 2001 resulted primarily from the maturity of some of our investments in marketable securities, which was partially offset by cash paid for the purchase of equipment and the acquisition of businesses and intangible assets. Cash used by investing activities for the three months ended March 31, 2000 resulted primarily from equipment purchases and the investment of the proceeds from our common stock issuance in marketable securities. Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2001 and $551.0 million for the three months ended March 31, 2000. Cash provided by financing activities consisted primarily of the proceeds from the issuance of common stock in connection with our employee stock purchase and stock option plans for the three months ended March 31, 2001, and the net proceeds from our public offering of common stock for the three months ended March 31, 2000.

     As of March 31, 2001 we had $232.3 million in of cash and cash equivalents and $599.1 million in investments in marketable securities. As of March 31, 2001, our principal commitments consisted of our Convertible Subordinated Notes and our obligations under operating and capital leases. Although we have no material commitments for capital expenditures, we continue to anticipate that our capital expenditures and lease commitments will be a material use of our cash resources consistent with the levels of our operations, infrastructure and personnel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of March 31, 2001, our investments in marketable securities had a weighted average time to maturity of 220 days.

     The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of March 31, 2001.

                                                             Time to Maturity
                                             --------------------------------------------------
                                             One Year      One to        Two to    Greater than
                                             or Less      Two Years    Four Years   Four Years   Fair Value
                                             --------     --------     ----------   ----------   ----------
Cash and cash equivalents                    $232,334            -             -            -     $232,334
Average interest rate                           4.50%
Fixed-rate investments in marketable
  securities                                 $419,939     $179,186             -            -     $599,125
Average interest rate                           6.50%        6.28%
Convertible Subordinated Notes                      -            -             -     $250,000     $175,625
Average interest rate                                                                   4.75%


     We did not hold derivative financial instruments as of March 31, 2001 and have never held these instruments in the past.

FOREIGN CURRENCY RISK

     We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies. The effect of foreign exchange rate fluctuations on our operations for the three months ended March 31, 2001 was not material. We do not use financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2001, we had $29.0 million in cash and cash equivalents denominated in foreign currencies.

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

                 RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT

    We were incorporated in January 1996 and have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including the digital marketing industry. Our risks include:

     o ability to sustain historical revenue growth rates;

     o ability to manage our operations;

     o competition;

     o attracting, retaining and motivating qualified personnel;

     o maintaining our current, and developing new, strategic relationships with Web publishers;

     o ability to anticipate and adapt to the changing Internet advertising and direct marketing industries;

     o ability to develop and introduce new products and services and continue to develop and upgrade technology;

     o attracting and retaining a large number of advertisers from a variety of industries; and

     o relying on the DoubleClick networks.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES

    We incurred net losses each year since inception, including net losses of $156.0 million and $55.8 million for the years ended December 31, 2000 and 1999, respectively. For the three months ended March 31, 2001, we incurred a net loss of $60.4 million and, as of March 31, 2001, our accumulated deficit was $329.3 million. We have not achieved profitability on an annual basis and expect to incur operating losses in the future. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM WEB SITES OF A LIMITED NUMBER OF WEB PUBLISHERS AND THE LOSS OF THESE WEB PUBLISHERS AS CUSTOMERS COULD HARM OUR BUSINESS

    We derive a substantial portion of our DoubleClick Media revenue from ad impressions we deliver on the Web sites of a limited number of Web publishers. For the three months ended March 31, 2001, approximately 11.5% of our revenue resulted from ads delivered on the Web sites of the top five Web publishers on our DoubleClick networks. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of the Web publishers that account for a significant portion of our revenue or any significant reduction in traffic on these Web publishers' Web sites.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM ADVERTISEMENTS WE DELIVER TO WEB SITES, AND THE CONTINUED DECREASE IN TRAFFIC LEVELS COULD HARM OUR BUSINESS

    We derive a large portion of our revenue from advertisements we deliver to Web sites on our DoubleClick networks and from the technology and services we provide to Web publishers, advertisers and agencies. We expect that our DoubleClick networks and our technology services will continue to account for a significant portion of our revenue for the foreseeable future. Our contracts with our customers are generally short-term. We cannot assure you that our customers will remain associated with our DoubleClick networks or continue to use our technology and other services, that the Web sites of our customers will maintain consistent or increasing levels of traffic over time, that the number of ad units on our customers' Web sites will not diminish over time, or that we will be able to replace in a timely or effective manner departing customers with new customers with comparable traffic patterns, mix of ad impressions, or user demographics. Our failure to successfully market our products and develop and sustain long-term relationships with our customers, the loss of one or more customers that account for a significant portion of our revenue, the failure of our customers' Web sites to maintain consistent or increasing levels of traffic or number of ad units, or the failure to keep pace with the introduction of new technological developments would materially and adversely affect our business, results of operations and financial condition.

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

    Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

     o advertiser, Web publisher and direct marketer acceptance and demand for our solutions;

     o Internet user traffic levels;

     o number and size of ad units per page on our customers' Web sites;

     o changes in fees paid by advertisers;

     o changes in service fees payable by us to Web publishers in our networks;

     o the introduction of new Internet advertising products or services by us or our competitors;

     o variations in the levels of capital or operating expenditures and other costs relating to the expansion of our operations; and

     o general industry and economic conditions.

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

DISRUPTION OF OUR SERVICES OR MISAPPROPRIATION OF CONFIDENTIAL INFORMATION DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS

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

    We currently retain highly confidential information of our customers in a secure database server. Although we observe security and access measures throughout our operations, we cannot assure you that we will be able to prevent unauthorized individuals from gaining access to this database server. Any unauthorized access to our servers, or abuse by our employees, could result in the theft of confidential customer information.

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

    We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     o the timing and acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

     o customer service and support efforts;

     o our ability to adapt and scale our technology, and develop and introduce new technologies, as customer needs change and grow;

     o sales and marketing efforts;

     o the features, ease of use, performance, price and reliability of solutions developed either by us or our competitors; and

     o the relative impact of general economic and industry conditions on either us or our competitors.

    We compete directly or indirectly with companies in the following categories:

     o large Web publishers, Web portals and Internet advertising networks that offer advertising inventory;

     o providers of software and service bureau ad delivery solutions for Web publishers and advertisers;

     o email services companies, ISPs and other companies in the email services business;

     o direct mail and email list providers, and providers of information products and marketing research services to the direct marketing industry;

     o Web ratings companies, advertisement performance measurement companies, providers of Web advertising management, online research and consulting services and providers of syndicated market research in traditional publishing; and

     o others, such as providers of customer relationship management services, content aggregation companies, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate digital marketing.

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

OUR REVENUE IS SUBJECT TO SEASONAL AND CYCLICAL FLUCTUATIONS

    We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick Media and DoubleClick TechSolutions businesses, and the direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects our DoubleClick Data business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver. Expenditures by advertisers and direct marketers also tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue has in the past and may in the future be materially and adversely affected by a decline in the economic prospects of our customers or in the economy or industry in general, which could alter our current or prospective customers' spending priorities or budget cycles or change our sales cycle.

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

WE MUST MANAGE THE INTEGRATION OF ACQUIRED COMPANIES SUCCESSFULLY IN ORDER TO ACHIEVE DESIRED RESULTS

    As a part of our business strategy, we expect to enter into a number of business combinations and acquisitions. Achieving the benefits of acquisition transactions, including our recent acquisitions of @plan and FloNetwork, depends on the successful execution of post-acquisition events including:

     o integrating operations and personnel;

     o offering the existing products and services of each company to the other company's customers; and

     o developing new products and services that utilize the assets of both companies.

    In addition, acquisitions are accompanied by a number of risks, including:

     o the difficulty of assimilating the operations and personnel of the acquired companies;

     o the potential disruption of the ongoing businesses and distraction of our management and management of the acquired company;

     o the difficulty of incorporating acquired technology and rights into our products and services;

     o unanticipated expenses related to technology integration;

     o difficulties in maintaining uniform standards, controls, procedures and policies;

     o the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     o potential unknown liabilities associated with acquired businesses.

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

WE DEPEND ON THIRD-PARTY INTERNET AND TELECOMMUNICATIONS PROVIDERS OVER WHOM WE HAVE NO CONTROL TO OPERATE OUR SERVICES. INTERRUPTIONS IN OUR SERVICES CAUSED BY ONE OF THESE PROVIDERS COULD HAVE AN ADVERSE EFFECT ON REVENUE.

We depend heavily on several third-party providers of Internet and related telecommunication services, including of hosting and co-location facilities, in operating our products and services. These companies may not continue to provide services to us without disruptions in service, at the current cost, or at all. Although we believe that we could obtain these services from other sources if need be, the costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming. In addition, failure of our Internet and related telecommunications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the services we provide. Despite precautions taken by us, unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our services, causing a loss of revenue and potential loss of customers.

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

    In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART technology. We own other patents, and have patent applications pending, for our technology. We cannot assure you that patents applied for will be issued or that patents issued or acquired by us now or in the future will be valid and enforceable, or provide us with any meaningful protection.

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

    Furthermore, third parties may assert infringement claims against us, which could adversely affect our reputation and the value of our proprietary rights. From time to time we have been, and we expect to continue to be, subject to claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our customers. In particular, we do not conduct exhaustive patent searches to determine whether our technology infringes patents held by others. In addition, the protection of proprietary rights in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, that provide for technologies similar to ours.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL SUCCESSFULLY TO MANAGE OUR INTERNATIONAL OPERATIONS AND SALES AND MARKETING EFFORTS

    We have operations in a number of countries. We have limited experience in developing localized versions of our solutions and in marketing, selling and distributing our solutions internationally. We sell our products and services through our directly and indirectly owned subsidiaries in Australia, the Benelux countries, Canada, France, Germany, Spain, Ireland, Italy, Scandinavia and the United Kingdom. We also operate our media business through business partners in Japan and Asia (Hong Kong, Taiwan, Korea, China and Singapore) and generally operate our technology business through our directly or indirectly owned subsidiaries in these jurisdictions. A great deal of our success in these markets is directly dependent on the success of our business partners and their dedication of sufficient resources to our relationship.

    Our international operations are subject to other inherent risks, including:

    o the high cost of maintaining international operations;

    o uncertain demand for our products and services;

    o the impact of recessions in economies outside the United States;

    o changes in regulatory requirements;

    o more restrictive privacy regulation;

    o reduced protection for intellectual property rights in some countries;

    o potentially adverse tax consequences;

    o difficulties and costs of staffing and managing foreign operations;

    o political and economic instability;

    o fluctuations in currency exchange rates; and

    o seasonal fluctuations in Internet usage.

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

WE HAVE INCURRED SIGNIFICANT DEBT OBLIGATIONS WHICH COULD HARM OUR BUSINESS

    We incurred $250 million of indebtedness in March 1999 from the sale of our 4.75% Convertible Subordinated Notes due 2006. Our ratio of long-term debt to total equity was approximately 32.0% as of March 31, 2001. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR COMPANY

    Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

    o discourage potential acquisition proposals;

    o delay or prevent a change in control;

    o impede the ability of our stockholders to change the composition of our board of directors in any one year; or

    o limit the price that investors might be willing to pay in the future for shares of our common stock.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

    As of March 31, 2001, we had 128,894,872 shares of common stock outstanding, excluding 21,944,597 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.03 to $124.56 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We intend to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares included in such registration statements, issued upon the exercise of stock options or issued upon the conversion of our convertible subordinated notes), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

                         RISKS RELATED TO OUR INDUSTRY

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF DEMAND FOR INTERNET ADVERTISING FAILS TO GROW AS PREDICTED OR DIMINISHES

    Our future success is highly dependent on an increase in the use of the Internet as an advertising medium. The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and acceptance for Internet advertising solutions is uncertain. Many of our current or potential advertising customers have limited experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, some of our current and potential Web publisher customers have little experience in generating revenue from the sale of advertising space on their Web sites. We cannot assure you that current or potential advertising customers will allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the demand for Internet advertising decreases or develops more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

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

    The following are examples of proposals currently being considered in the United States and internationally:

   o Legislation has been proposed in some jurisdictions to regulate the use of cookie technology. Our technology uses cookies for ad targeting and reporting, among other things, and we may be required to change our technology in order to comply with the new laws. It is possible that the changes required for compliance are commercially unfeasible, or that we are simply unable to comply and therefore may be required to discontinue the relevant business practice.

   o Data protection officials in certain European countries have voiced the opinion that an IP address is personally-identifiable information. In those countries in which this opinion prevails, the applicable national data protection law could be interpreted to subject us to a more restrictive regulatory regime. Although we believe our current policies and procedures would meet these more restrictive standards, we cannot assure you that the applicable authorities would make the same determination. The cost of such compliance could be material, and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

   o Legislation has been proposed to prohibit the sending of 'unsolicited commercial email' or 'spam.' We have a consent-based email delivery and list services business that we believe should not, as a matter of policy, be affected by this kind of legislation. However, it is possible that legislation will be passed that requires us to change our current practices, or subject us to increased possibility of legal liability for our practices.

   o Legislation is under consideration that would regulate the practice of online preference marketing, as practiced by DoubleClick and other Network Advertising Initiative member companies. Such legislation, if passed, could require DoubleClick to change or discontinue its plans for online preference marketing services. The changes we are required to make could diminish the market acceptance of our offerings.

   o The Federal Trade Commission is currently reviewing the need to regulate the manner in which offline information about consumers is collected and used by businesses. The value of the Abacus database, and the future viability of the DoubleClick Data business, could be adversely affected by legislation or regulation that limits the manner in which offline information about consumers is collected and used.

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

    Five of the actions were filed in California state court, 13 in federal court, one in Texas state court and one in Illinois state court. On March 31, 2000, the plaintiff in one of the California state court proceedings filed a petition, ordered by the court on May 11, 2000, to coordinate the four actions then pending in the California state courts. The Judicial Panel on Multidistrict Litigation granted our motions to transfer, coordinate and consolidate the federal actions before Judge Buchwald in the Southern District of New York. On March 28, 2001, Judge Buchwald dismissed all federal lawsuits against DoubleClick. The plaintiffs have noticed their appeal to the Second Circuit Court of Appeals. We believe that these lawsuits are without merit and we intend to vigorously defend ourselves against them.

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

    In May 2001, three lawsuits, styled as class actions, have been filed in the Southern District of New York against DoubleClick, Goldman Sachs & Co. and certain of the officers and directors of DoubleClick. The lawsuits allege various violations of the securities laws with respect to the commissions earned by Goldman Sachs in connection with DoubleClick's initial public offering. DoubleClick has not yet been served in connection with these lawsuits and these cases are in their early stages; however, DoubleClick intends to dispute these allegations and to defend these lawsuits vigoursly.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) None.

    (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K/A, Item 5, on January 22, 2001, announcing that we entered into a Letter Agreement with @plan.inc, which amended our Amended and Restated Agreement and Plan of Merger and Reorganization with @plan.inc.

    We filed a Current Report on Form 8-K, Item 5, on February 2, 2001, attaching the press release that announced the final terms of our acquisition of @plan.inc.

    We filed a Current Report on Form 8-K, Item 5, on February 5, 2001, attaching the press release that announced the consummation of our acquisition of @plan.inc.

    We filed a Current Report on Form 8-K, Item 5, on March 22, 2001, attaching the press release that announced the strategic changes to our global media business.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                     DOUBLECLICK INC.


                                       By:  /s/ Thomas Etergino
                                          .................................
                                                   THOMAS ETERGINO
                                           VICE PRESIDENT OF CORPORATE FINANCE
                                           (CHIEF ACCOUNTING OFFICER AND DULY
                                                  AUTHORIZED OFFICER)

                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................................'TM'
The registered trademark symbol shall be expressed as........................'R'