Form 10-Q
period 2001-06-30
DOUBLECLICK INC
filed 2001-08-14
CIK 1049480

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------
                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of August 10, 2001, there were 135,230,425 shares of the registrant's common stock, including 207,325 shares exchangeable into shares of the registrant's common stock which were issued in connection with the registrant's acquisition of FloNetwork Inc.
________________________________________________________________________________

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)
         Consolidated Balance Sheets as of June 30, 2001 and December
           31, 2000..................................................    1
         Consolidated Statements of Operations for the three and six
           months ended June 30, 2001 and 2000.......................    2
         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2001 and 2000..............................    3
         Notes to Consolidated Financial Statements..................    4
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   14
Item 3:  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   24

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings...........................................   39
Item 4:  Submission of Matters to a Vote of Security Holders.........   40
Item 6:  Exhibits and Reports on Form 8-K............................   40

ITEM 1. FINANCIAL STATEMENTS

                                DOUBLECLICK INC.
                          CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                                 ----          ----
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................  $  198,091    $  193,682
    Investments in marketable securities....................     423,189       422,495
    Accounts receivable, net of allowances of $26,333 and
      $26,715, respectively.................................      89,668       120,029
    Prepaid expenses and other current assets...............      41,852        36,934
                                                              ----------    ----------
        Total current assets................................     752,800       773,140
Investments in marketable securities........................     192,536       257,199
Property and equipment, net.................................     169,896       168,192
Goodwill, net...............................................     140,035        46,256
Intangible assets, net......................................      19,545         6,519
Investments in affiliates...................................      28,719        37,457
Other assets................................................       9,847         9,780
                                                              ----------    ----------
        Total assets........................................  $1,313,378    $1,298,543

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................  $   55,869    $   81,038
    Accrued expenses and other current liabilities..........      80,230        96,002
    Deferred revenue........................................      25,252        33,590
                                                              ----------    ----------
        Total current liabilities...........................     161,351       210,630
Long-term obligations and notes.............................      16,815        15,609
Convertible subordinated notes..............................     250,000       250,000
Minority interest...........................................      20,160         5,247

STOCKHOLDERS' EQUITY:
    Common stock, par value $0.001; 400,000,000 shares
      authorized, 134,078,768 and 123,728,169 shares issued,
      respectively..........................................         134           124
    Treasury stock, 160,283 shares at December 31, 2000.....          --       (18,419)
    Additional paid-in capital..............................   1,261,360     1,116,172
    Deferred compensation...................................          --          (236)
    Accumulated deficit.....................................    (381,066)     (265,812)
    Other accumulated comprehensive loss....................     (15,376)      (14,772)
                                                              ----------    ----------
        Total stockholders' equity..........................     865,052       817,057
                                                              ----------    ----------
        Total liabilities and stockholders' equity..........  $1,313,378    $1,298,543
                                                              ----------    ----------
                                                              ----------    ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                        ----       ----       ----       ----
Revenue.............................................  $101,935   $128,087   $216,805   $238,143
Cost of revenue.....................................    46,396     59,539     96,732    112,016
                                                      --------   --------   --------   --------
    Gross profit....................................    55,539     68,548    120,073    126,127
Operating expenses:
    Sales and marketing (inclusive of non-cash
      compensation of $10,504, $5,194, $15,233 and
      $9,754, respectively).........................    52,238     54,927    107,386    105,415
    General and administrative (inclusive of
      non-cash compensation of $152, $39, $259 and
      $101, respectively)...........................    16,773     22,099     36,415     43,000
    Product development.............................    14,487     11,152     28,436     20,851
    Amortization of intangibles.....................    15,292     10,133     25,909     18,538
    Purchased in-process research and development...     1,300         --      1,300         --
    Restructuring charge............................     1,647         --     30,680         --
                                                      --------   --------   --------   --------
        Total operating expenses....................   101,737     98,311    230,126    187,804
Loss from operations................................   (46,198)   (29,763)  (110,053)   (61,677)
Other income (expense):
    Equity in losses of affiliates..................      (897)    (3,331)    (2,042)    (4,759)
    Gain on equity transactions of affiliates,
      net...........................................     5,681         --      1,924      8,949
    Interest and other, net.........................     3,171     11,663     11,937     18,613
                                                      --------   --------   --------   --------
        Total other income..........................     7,955      8,332     11,819     22,803
Loss before income taxes............................   (38,243)   (21,431)   (98,234)   (38,874)
Provision for income taxes..........................       693        701      1,752      1,632
                                                      --------   --------   --------   --------
Loss before minority interest.......................   (38,936)   (22,132)   (99,986)   (40,506)
Minority interest...................................     1,013         --      1,644         --
                                                      --------   --------   --------   --------
Net loss............................................  $(37,923)  $(22,132)  $(98,342)  $(40,506)
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Basic and diluted net loss per share................  $  (0.29)  $  (0.18)  $  (0.76)  $  (0.34)
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Weighted-average shares used in net loss per
  share-basic and diluted...........................   131,698    122,265    129,154    119,552

    The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (98,342)    (40,506)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and leasehold amortization.................     25,860      13,844
    Amortization of intangible assets.......................     25,909      18,538
    Equity in losses of affiliates..........................      2,042       4,759
    Gain on equity transactions of affiliates, net..........     (1,924)     (8,949)
    Write-down of investment................................      4,500          --
    Loss on disposal of fixed assets........................        732          --
    Write-off of purchased in-process research and
      development...........................................      1,300          --
    Income tax benefit from the exercise of stock options...        120          --
    Minority interest.......................................     (1,644)         --
    Non-cash restructuring charge...........................     13,533          --
    Non-cash compensation...................................     15,492       9,855
    Provision for bad debts and advertiser discounts........     14,229      23,060
    Changes in operating assets and liabilities:
        Accounts receivable.................................     24,173     (58,300)
        Prepaid expenses and other assets...................     (5,056)    (17,735)
        Accounts payable....................................    (13,034)     20,201
        Accrued expenses and other liabilities..............     (5,728)     27,425
        Deferred revenue....................................     (9,982)      4,695
                                                              ---------   ---------
            NET CASH USED IN OPERATING ACTIVITIES...........     (7,820)     (3,113)
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investments in marketable securities.......   (226,493)   (392,949)
    Maturities of investments in marketable securities......    295,999          --
    Purchases of property, plant and equipment..............    (44,919)    (77,640)
    Acquisitions of businesses and intangible assets, net of
      cash acquired.........................................    (38,966)    (22,527)
    Investments in affiliates and other.....................       (963)    (10,380)
                                                              ---------   ---------
            NET CASH USED IN INVESTING ACTIVITIES...........    (15,342)   (503,496)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of common stock, net of
      issuance costs........................................      1,521     502,918
    Proceeds from the exercise of stock options.............      5,722      49,046
    Proceeds from the issuance of notes payable.............        510          --
    Proceeds from the initial public offering of DoubleClick
      Japan, net of issuance costs..........................     25,425          --
    Payment of notes and capital lease obligations..........     (2,004)       (291)
                                                              ---------   ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES.......     31,174     551,673
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................     (3,603)       (213)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      4,409      44,851
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    193,682     119,238
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 198,091   $ 164,089
                                                              ---------   ---------
                                                              ---------   ---------

  The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S
                                  (UNAUDITED)

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    DoubleClick Inc., together with its subsidiaries ('DoubleClick'), is a leading provider of products and services that enable publishers, advertisers, direct marketers and merchants to market to consumers in the digital world. We offer a broad range of media, technology, data and research products and services to our customers to allow them to address all facets of the digital marketing process, from pre-campaign, to execution, measurement and campaign refinements. Combining media, data and technological expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through other media.

    DoubleClick derives its revenues from three business units: Technology (or TechSolutions), Media and Data based on the types of services provided. DoubleClick TechSolutions consists of the DART-based service bureau offering, the AdServer family of software products and a suite of email technology services. DoubleClick Media consists of the worldwide DoubleClick networks, which provide fully outsourced and effective ad sales and related services to a worldwide group of advertisers and publishers. DoubleClick Data includes its Abacus division that utilizes the information contributed to a proprietary database by Abacus Alliance members to make both online and offline direct marketing more effective for Abacus Alliance members and other clients. DoubleClick Data also includes Diameter, DoubleClick's research division, an online research business that offers a complete suite of research tools, providing media intelligence, audience measurement and advertising effectiveness products.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of DoubleClick, its wholly-owned subsidiaries, and subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions have been eliminated. Investments in entities in which DoubleClick does not have a controlling financial interest, but over which it has significant influence, are accounted for using the equity method. Investments in which DoubleClick does not have the ability to exercise significant influence are accounted for using the cost method.

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

    The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DoubleClick for the year ended December 31, 2000. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

BASIC AND DILUTED NET LOSS PER SHARE

    Basic net loss per share excludes the effect of potentially dilutive securities and is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share adjusts this calculation to reflect the impact of outstanding convertible securities, stock options and other potentially dilutive financial instruments to the extent that their inclusion would have a dilutive effect on net loss per share for the reporting period.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S -- (CONTINUED)
                                  (UNAUDITED)

    At June 30, 2001 and 2000, outstanding options of approximately
23.3 million and 22.8 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share excludes the effect of 6,060,606 shares issuable upon conversion of $250 million, 4.75% Convertible Subordinated Notes due 2006, since their inclusion would also have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

ISSUANCE OF STOCK BY AFFILIATES

    Changes in DoubleClick's interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the consolidated statements of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of Staff Accounting Bulletin ('SAB') No. 51.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject DoubleClick to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable.

    Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. DoubleClick performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 141 'Business Combinations' and SFAS No. 142 'Goodwill and Other Intangible Assets.' SFAS
No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS 141 and SFAS 142 are effective for business combinations completed after June 30, 2001. DoubleClick will adopt these statements on January 1, 2002; however, as noted above, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. DoubleClick estimates that the adoption of SFAS 142 would have reduced its amortization expense by approximately $22 million for the six months ended June 30, 2001. Management is in the process of evaluating the effect that the adoption of the remaining provisions of SFAS No. 142 will have on DoubleClick's results of operations and financial position.

    In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Financial Instruments and Hedging Activities', which had an initial adoption date of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise on the adoption of the statement. DoubleClick adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 had no material impact on DoubleClick's financial condition or results of operations.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- BUSINESS COMBINATIONS

FLONETWORK INC.

    On April 23, 2001, DoubleClick completed its acquisition of FloNetwork Inc. ('FloNetwork'), a privately-held provider of email technology services. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of FloNetwork in exchange for $17.1 million in cash, DoubleClick common stock valued at $30.7 million and stock options and warrants to acquire DoubleClick common stock valued at $3.8 million. The value of the approximately 2,800,000 shares of common stock issued was determined based on the average market price of DoubleClick common stock, as quoted on the Nasdaq National Market, for the day immediately prior to, the day of, and the day immediately after the number of shares and the cash consideration due to FloNetwork shareholders became irrevocably fixed pursuant to the agreement under which FloNetwork was acquired. The FloNetwork options and warrants assumed by DoubleClick as the result of this merger converted into options and warrants to acquire approximately 430,000 shares of DoubleClick common stock and have been valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield.....................................  0.0%
Risk-free interest rate.....................................  4.5%
Expected life (in years)....................................  4.1
Volatility..................................................  115%

    The aggregate purchase price of $52.7 million, which includes approximately $1.1 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows:

Current assets..............................................  $ 5.4
Acquired in-process research and development................    1.3
Other intangible assets.....................................    6.5
Goodwill....................................................   44.9
Other non-current assets....................................    3.3
                                                              -----
    Total assets acquired...................................  $61.4
Current liabilities.........................................  $(8.7)
                                                              -----
    Total liabilities assumed...............................  $(8.7)
Net assets acquired.........................................  $52.7
                                                              -----
                                                              -----

    On the basis of fair value appraisals, approximately $4.3 million of the purchase price has been allocated to acquired technology, $2.2 million to customer lists and $1.3 million to purchased in-process research and development. The amounts allocated to customer lists and acquired technology are being amortized on a straight-line basis over 2 and 3 years, respectively. The amounts attributed to in-process research and development projects have been charged to operations as they had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses. DoubleClick has also recorded approximately $44.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax-deductible and is being amortized on a straight-line basis over three years. In accordance with SFAS 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002. See Note 1 'Description of business and significant accounting policies.'

    The results of operations for FloNetwork have been included in DoubleClick's consolidated statements of operations from the date of acquisition.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S -- (CONTINUED)
                                  (UNAUDITED)

@PLAN.INC

    On February 2, 2001, DoubleClick completed its acquisition of @plan.inc ('@plan'), a leading provider of online market research planning systems. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of @plan in exchange for $39.1 million in cash, DoubleClick common stock valued at $48.7 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $15.7 million. The value of the approximately 3,200,000 shares of common stock issued was determined based on the average market price of DoubleClick common stock, as quoted on the Nasdaq National Market, for the day immediately prior to and the day of the final determination of the number of shares and cash consideration due to @plan shareholders became irrevocably fixed pursuant to the agreement under which @plan was acquired. The @plan options and warrants assumed by DoubleClick as the result of the merger converted into options and warrants to acquire approximately 1,200,000 shares of DoubleClick common stock and have been valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield.....................................  0.0%
Risk-free interest rate.....................................  6.1%
Expected life (in years)....................................  4.3
Volatility..................................................  107%

    The aggregate purchase price of $104.3 million, which includes approximately $0.8 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition as follows:

Cash........................................................  $ 26.5
Other current assets........................................     4.2
Goodwill....................................................    78.5
Other non-current assets....................................     0.8
                                                              ------
    Total assets acquired...................................  $110.0
Current liabilities.........................................  $ (5.7)
                                                              ------
    Total liabilities assumed...............................  $ (5.7)
Net assets acquired.........................................  $104.3
                                                              ------
                                                              ------

    DoubleClick has recorded approximately $78.5 million in goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax-deductible and is being amortized on a straight-line basis over three years. In accordance with SFAS 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002. See Note 1 'Description of business and significant accounting policies.'

    The results of operations for @plan have been included in DoubleClick's consolidated statements of operations from the date of acquisition.

    The following pro forma results of operations have been prepared assuming that the acquisitions of FloNetwork and @plan occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S -- (CONTINUED)
                                  (UNAUDITED)

achieved had these acquisitions been consummated on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

                                                      SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------------
                                                    2001                    2000
                                                    ----                    ----
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues....................................     $ 225,000                $248,455
Amortization of intangible assets...........        33,926                  40,379
Net loss....................................     $(110,536)               $(71,501)
Net loss per basic and diluted share........         (0.84)                  (0.57)

NOTE 3 -- INVESTMENT IN VALUECLICK, INC.

    DoubleClick's investment in ValueClick, Inc. ('ValueClick') is accounted for under the equity method. DoubleClick records its proportionate share of ValueClick's net income or loss and the amortization of goodwill associated with this investment in 'Equity in losses of affiliates' in the consolidated statements of operations. This goodwill is being amortized on a straight-line basis over three years.

    In the first quarter of 2000, DoubleClick recorded the effects of ValueClick's initial public offering of 4.0 million shares of common stock at $19.00 per share. ValueClick's net proceeds, after deducting underwriting discounts, commissions and direct offering costs, were approximately $68.6 million. As a result of this offering, DoubleClick's ownership interest was reduced from 33.0% to 28.1% and the value of its proportionate share of ValueClick's net assets increased. DoubleClick recorded an increase in the value of its investment in ValueClick of $12.9 million, reduced the carrying amount of treasury stock to approximately $23.8 million and recognized a gain of approximately $8.9 million. This gain has been included in 'Gain on equity transactions of affiliates, net' in the consolidated statements of operations.

    In the first quarter of 2001, DoubleClick recorded the effects of ValueClick's issuance of approximately 5.7 million shares to complete a purchase acquisition of Bach Systems, Inc. ('Bach Systems') and to consummate a pooling of interests merger with ClickAgents.com, Inc. ('ClickAgents'). DoubleClick has treated ValueClick's pooling with ClickAgents as a book value purchase of ClickAgents by ValueClick. As a result of these transactions, DoubleClick's ownership interest was reduced from 28.1% to 23.5% and the value of its proportionate share of ValueClick's net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick of $3.8 million, reduced the carrying amount of treasury stock to approximately $15.3 million and recognized a loss of approximately $3.8 million. This loss has been included in 'Gain on equity transactions of affiliates, net' in the consolidated statements of operations.

    Under the terms of its purchase agreement, ValueClick may issue additional shares of common stock to the former shareholders of Bach Systems if certain performance objectives are achieved over the eight quarters following the closing date. To date, ValueClick has not recorded any additional consideration related to this contingency.

    In the second quarter of 2001, DoubleClick recorded the effects of ValueClick's issuance of approximately 2.7 million shares to complete its pooling of interests merger with Z Media, Inc. As a result of the merger, DoubleClick's ownership interest in ValueClick was reduced from 23.5% to 21.7% and the value of its proportionate share of ValueClick's net assets decreased. Pursuant to its accounting policy, DoubleClick recorded a decrease in the value of its investment in ValueClick of $1.8 million, reduced the carrying amount of treasury stock to approximately $14.2 million and recognized a loss of approximately $1.5 million. This loss has been included in 'Gain on equity transactions of affiliates, net' in the consolidated statements of operations.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S -- (CONTINUED)
                                  (UNAUDITED)

    In the second quarter of 2001, ValueClick sold the remaining 567,860 shares of DoubleClick common stock it owned to third parties. DoubleClick recorded an increase in the value of its investment in ValueClick of approximately $1.5 million, which was equal to its proportionate share of the cash proceeds from the sale. Also as a result of this transaction, DoubleClick reduced the carrying amount of treasury stock to zero and recognized a charge to retained earnings of approximately $12.7 million, which represented the difference between the treasury shares' original basis and the cash proceeds from the sale.

    DoubleClick has recorded a full valuation allowance against the net deferred tax asset associated with its investment in ValueClick.

    For the three and six month periods ended June 30, 2001, DoubleClick recognized approximately $0.2 million and $0.5 million, respectively, of goodwill amortization associated with its investment in ValueClick. For the three and six month periods ended June 30, 2000, such amortization totaled approximately $2.9 million and $4.1 million, respectively. In accordance with SFAS 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002. See Note 1 'Description of business and significant accounting policies.'

NOTE 4 -- WRITE-DOWN OF INVESTMENT IN AFFILIATE

    As a result of the significant decline in the market value of Internet-based companies and the decreasing access of these companies to public and private financing, management initiated an assessment of the carrying values of certain of its investments in affiliates in the second quarter of 2001. In the course of its analysis, DoubleClick determined that the carrying value of its cost-method investee Return Path was no longer recoverable. As a consequence, DoubleClick wrote off its entire investment in Return Path and recognized an impairment charge of $4.5 million. This charge has been included in 'Interest and other, net' in the consolidated statements of operations.

NOTE 5 -- INITIAL PUBLIC OFFERING OF DOUBLECLICK JAPAN

    On April 25, 2001, DoubleClick's consolidated subsidiary, DoubleClick Japan, completed its initial public offering of common stock on the Nasdaq Japan Market, issuing 23,456 shares at approximately $1,236 per share. DoubleClick Japan's net proceeds, after deducting underwriting discounts, commissions and direct offering costs, were approximately $25.4 million. As a result of this offering, DoubleClick's ownership interest in DoubleClick Japan decreased from 43.2% to 38.2%. DoubleClick recorded a $16.6 million increase in minority interest, reduced the carrying amount of the goodwill associated with its acquisition of DoubleClick Japan by $1.6 million and recognized a gain of approximately $7.2 million, which represented the incremental increase in consolidated net equity related to its proportionate share of the proceeds from DoubleClick Japan's stock offering. This gain has been included in 'Gain on equity transactions of affiliates, net' in the consolidated statements of operations.

NOTE 6 -- NON-CASH COMPENSATION

    Non-cash compensation consists primarily of the additional consideration payable to certain former shareholders of DoubleClick Scandinavia. Additional shares of DoubleClick common stock were to be contingently issuable in March 2002 based upon the continued employment of the former shareholders and the attainment of specific revenue objectives for the year ended December 31, 2001. In May 2001, DoubleClick agreed to pay the former shareholders approximately $18.0 million in DoubleClick common stock, which was equal to the minimum consideration they were entitled to receive under the terms of the original
agreement.   As of March 31, 2001, DoubleClick had accrued approximately $7.5 million in compensation expense related to these payments. The remaining portion of the contingent

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S -- (CONTINUED)
                                  (UNAUDITED)

consideration, approximately $10.5 million, has been charged to earnings and included in 'Sales and marketing' in the consolidated statements of operations.

NOTE 7 -- STOCKHOLDERS' EQUITY

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

NOTE 8 -- RESTRUCTURING AND OTHER CHARGES

2000 RESTRUCTURING

    In December 2000, management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization. This involved the involuntary terminations of approximately 180 employees. As a consequence, DoubleClick recorded a $2.4 million charge to operations during the fourth quarter of 2000 related to payments for severance as well as the costs of outplacement services and the provision of continued benefits to terminated personnel.

    As of June 30, 2001, all of the $2.4 million charge had been paid.

2001 RESTRUCTURING

    In March 2001, management took additional steps to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 230 employees, primarily from DoubleClick Media's operations, as well as the consolidation of some of its leased office space and the closure of several of its offices. As a result, DoubleClick recorded a $29.1 million charge to operations during the first quarter of 2001. This charge included approximately $3.7 million for severance-related payments to terminated employees, approximately $9.3 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded) and approximately $15.2 for the write-off of fixed assets situated in office locations that were closed or
consolidated.   These fixed asset impairments arose primarily from the write-off of the carrying values of leasehold improvements in offices that were abandoned as part of the restructuring activities.

    In connection with the restructuring initiatives begun in March 2001, DoubleClick recorded additional provisions totaling approximately $1.6 million in the second quarter of 2001. This charge included estimated costs of approximately $182,000 for severance costs associated with a further work force reduction of 15 employees, approximately $629,000 in additional fixed asset write-offs, approximately $440,000 in consulting and professional fees related to the restructuring activities and approximately $396,000 in personnel-related costs associated with the decision to move the TechSolutions customer support department from New York to Colorado.

    DoubleClick expects to achieve annualized savings of approximately $16 million in operating expenses as a result of these restructuring initiatives. However, there can be no assurance that that such cost reductions can be sustained or that the estimated costs of such actions will not change.

    Of the $30.7 million charge recorded in 2001, approximately $7.3 million and $2.9 million remain accrued in 'Accrued expenses and other current liabilities' and 'Long-term obligations and notes', respectively, as of June 30, 2001. DoubleClick expects to pay the remainder of the severance-related costs in fiscal year 2001.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S -- (CONTINUED)
                                  (UNAUDITED)

                                                         FIXED ASSET     FUTURE        OTHER
                                             SEVERANCE    WRITE-OFF    LEASE COSTS   EXIT COSTS    TOTAL
                                             ---------    ---------    -----------   ----------    -----
2000 restructuring
    Balance at January 1, 2001.............   $ 1,172     $     --       $    --       $   --     $  1,172
    Cash expenditures......................    (1,172)          --            --           --       (1,172)
    Non-cash charges.......................        --           --            --           --           --
                                              -------     --------       -------       ------     --------
    Balance at June 30, 2001...............   $    --     $     --       $    --       $   --     $     --
                                              -------     --------       -------       ------     --------
                                              -------     --------       -------       ------     --------
2001 restructuring
    Restructuring charge...................   $ 3,839     $ 15,798       $ 9,274       $1,769     $ 30,680
    Cash expenditures......................    (3,565)          --        (2,608)        (763)      (6,936)
    Reversal of deferred rent liability....        --           --         2,409           --        2,409
    Non-cash charges.......................        --      (15,798)           --         (144)     (15,942)
                                              -------     --------       -------       ------     --------
    Balance at June 30, 2001...............   $   274     $     --       $ 9,075       $  862     $ 10,211
                                              -------     --------       -------       ------     --------
                                              -------     --------       -------       ------     --------

NOTE 9 -- INTEREST AND OTHER, NET

    The following summarizes the components of interest and other, net:

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          -------------------   -----------------
                                                            2001       2000      2001      2000
                                                            ----       ----      ----      ----
                                                            (IN THOUSANDS)       (IN THOUSANDS)
Interest income.........................................  $11,542    $15,244    $24,517   $25,897
Interest expense........................................   (3,277)    (2,950)    (6,465)   (5,972)
Return Path write-down..................................   (4,500)        --     (4,500)       --
Other...................................................     (594)      (631)    (1,615)   (1,312)
                                                          -------    -------    -------   -------
                                                          $ 3,171    $11,663    $11,937   $18,613
                                                          -------    -------    -------   -------
                                                          -------    -------    -------   -------

NOTE 10 -- SEGMENT REPORTING

    DoubleClick is organized into three segments: Technology, Media and Data. Revenues and gross profit by segment are as follows:

                                           THREE MONTHS ENDED JUNE 30, 2001            THREE MONTHS ENDED JUNE 30, 2000
                                       -----------------------------------------   -----------------------------------------
                                       TECHNOLOGY    MEDIA     DATA      TOTAL     TECHNOLOGY    MEDIA     DATA      TOTAL
                                       ----------    -----     ----      -----     ----------    -----     ----      -----
Revenue..............................   $51,796     $33,799   $19,339   $104,934    $48,650     $68,989   $15,791   $133,430
Intersegment elimination.............    (2,829)         --      (170)    (2,999)    (5,343)         --        --     (5,343)
                                        -------     -------   -------   --------    -------     -------   -------   --------
Revenue from external customers......   $48,967     $33,799   $19,169   $101,935    $43,307     $68,989   $15,791   $128,087
                                        -------     -------   -------   --------    -------     -------   -------   --------
                                        -------     -------   -------   --------    -------     -------   -------   --------
Segment gross profit.................   $33,142     $10,322   $12,105   $ 55,569    $34,596     $23,600   $10,352   $ 68,548
                                        -------     -------   -------   --------    -------     -------   -------   --------
                                        -------     -------   -------   --------    -------     -------   -------   --------
Research consulting fees.............                                        (30)                                         --
                                                                        --------                                    --------
Consolidated gross profit............                                   $ 55,539                                    $ 68,548
                                                                        --------                                    --------
                                                                        --------                                    --------

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S -- (CONTINUED)
                                  (UNAUDITED)

                                           SIX MONTHS ENDED JUNE 30, 2001               SIX MONTHS ENDED JUNE 30, 2000
                                      -----------------------------------------   ------------------------------------------
                                      TECHNOLOGY    MEDIA     DATA      TOTAL     TECHNOLOGY    MEDIA      DATA      TOTAL
                                      ----------    -----     ----      -----     ----------    -----      ----      -----
Revenue.............................   $106,716    $79,893   $37,553   $224,162    $88,428     $129,179   $30,518   $248,125
Intersegment elimination............     (7,139)        --      (218)    (7,357)    (9,982)          --        --     (9,982)
                                       --------    -------   -------   --------    -------     --------   -------   --------
Revenue from external customers.....   $ 99,577    $79,893   $37,335   $216,805    $78,446     $129,179   $30,518   $238,143
                                       --------    -------   -------   --------    -------     --------   -------   --------
                                       --------    -------   -------   --------    -------     --------   -------   --------
Segment gross profit................   $ 69,890    $26,667   $23,546   $120,103    $62,088     $ 44,171   $19,868   $126,127
                                       --------    -------   -------   --------    -------     --------   -------   --------
                                       --------    -------   -------   --------    -------     --------   -------   --------
Research consulting fees............                                        (30)                                          --
                                                                       --------                                     --------
Consolidated gross profit...........                                   $120,073                                     $126,127
                                                                       --------                                     --------
                                                                       --------                                     --------

    The accounting policies of DoubleClick's segments are the same as those described in the summary of significant accounting policies. Intersegment revenues, which relate primarily to DART technology and Data transfer fees and the research consulting fees charged by Diameter, are valued at approximately the same rates charged to external customers. DART technology and Data transfer fees are recognized as revenue by TechSolutions and Data, respectively, and as costs of revenue by DoubleClick's other business units in the computation of segment gross profit. Correspondingly, these transfer fees have no net impact on the determination of consolidated gross profit. The revenues generated from intersegment research consulting services are included as a component of Data's gross profit and are classified as operating expenses of DoubleClick's other business units. All such intersegment amounts are eliminated in the consolidated statement of operations.

NOTE 11 -- COMPREHENSIVE LOSS

    Comprehensive loss consists of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $38.8 million and $22.1 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, comprehensive loss was $98.9 million and $41.3 million, respectively.

NOTE 12 -- CONTINGENCIES

    Several civil litigations related to DoubleClick's online data collection practices are currently pending against DoubleClick. These proceedings seek remedies, including damages, of an indeterminable nature and amount, and allege variously that DoubleClick has unlawfully obtained and used consumers' personal information. DoubleClick vigorously contests these allegations. On March 28, 2001, all federal data collection cases against DoubleClick were dismissed by Judge Buchwald in the Southern District of New York. The plaintiffs have noticed their appeal to the Second Circuit Court of Appeals.

    In addition, beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws in connection with DoubleClick's initial public offering were filed in the United States District Court for the Southern District of New York naming as defendants DoubleClick, certain of its officers and directors and certain underwriters of DoubleClick's initial public offering. These cases are in their early stages; however, DoubleClick intends to dispute these allegations and defend these lawsuits vigorously.

    There have been a number of political, legislative, regulatory and other developments relating to online data collection that have received widespread media attention. These developments may negatively affect the outcomes of related legal proceedings and encourage the commencement of additional similar proceedings. Additionally, DoubleClick received a letter from the Federal Trade Commission ('FTC'), dated February 8, 2000, in which the FTC notified DoubleClick that they were conducting an inquiry into DoubleClick's business practices to determine whether, in collecting and maintaining information concerning Internet users, DoubleClick engaged in unfair or deceptive practices. In January 2001, the FTC closed its inquiry into DoubleClick's ad serving and data collection practices without recommending any further action. In addition, DoubleClick's ad serving and data

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT'S -- (CONTINUED)
                                  (UNAUDITED)

collection practices are also the subject of inquiries by the attorneys general of several states. DoubleClick is cooperating fully with all such inquiries by the various states. DoubleClick may receive additional regulatory inquiries and intends to cooperate fully.

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

    DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that our financial condition and results of operations could be materially adversely affected by the ultimate outcome of the pending litigation. As of June 30, 2001, no provision has been made for any damages that may result upon the resolution of these uncertainties as the loss or range of loss cannot be reasonably estimated.

NOTE 13 -- RECENT DEVELOPMENTS

    On June 1, 2001, DoubleClick announced the signing of an agreement to acquire MessageMedia, Inc. ('MessageMedia'), a provider of permission-based, email marketing and messaging solutions. In the transaction, which will be accounted for as a purchase, DoubleClick will issue 0.0436 of a share of DoubleClick common stock for each share of MessageMedia common stock outstanding. In addition, all outstanding options and warrants to acquire shares of MessageMedia common stock will be assumed by DoubleClick and converted at the same exchange ratio into options and warrants to acquire DoubleClick common stock. This transaction is intended to qualify as a tax-free reorganization for United States federal income tax purposes, and is subject to customary closing conditions, including MessageMedia shareholder approval. DoubleClick anticipates that this merger will be consummated in the second half of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                DOUBLECLICK INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DOUBLECLICK CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF DOUBLECLICK WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER 'RISK FACTORS' AND ELSEWHERE IN THIS REPORT AND IN DOUBLECLICK'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS ROUTINE FOR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE MAY NOT INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER. HOWEVER, WE MAY CHOOSE TO NOT UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER EVEN IF CIRCUMSTANCES CHANGE.

OVERVIEW

    We are a leading provider of products and services that enable publishers, advertisers, direct marketers and merchants to market to consumers in the digital world. We offer a broad range of media, technology, data and research products and services to our customers to allow them to address all facets of the digital marketing process, from pre-campaign, to execution, measurement and campaign refinements. Combining media, data and technological expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through other media. Our service and product offerings are grouped into three segments:

     DoubleClick Technology Solutions ('TechSolutions');

     DoubleClick Media ('Media'); and

     DoubleClick Data ('Data').

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 141 'Business Combinations' and SFAS No. 142 'Goodwill and Other Intangible Assets.' SFAS
No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS 141 and SFAS 142 are effective for business combinations completed after June 30, 2001. DoubleClick will adopt these statements on January 1, 2002; however, as noted above, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. Management is in the process of evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on DoubleClick's results of operations and financial position.

BUSINESS COMBINATIONS

    On April 23, 2001, DoubleClick completed its acquisition of FloNetwork Inc. ('FloNetwork'), a privately-held provider of email technology services. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of FloNetwork in exchange for $17.1 million in cash, approximately 2,800,000 shares of DoubleClick common stock valued at $30.7 million and stock options and warrants to acquire DoubleClick common stock valued at $3.8 million. The aggregate purchase price of $52.7 million, which includes approximately $1.1 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition. On the basis of fair value appraisals, approximately $4.3 million of the purchase price has been allocated to acquired technology, $2.2 million to customer lists and $1.3 million to purchased in-process research and development. The amounts allocated to customer lists and acquired technology are being amortized on a straight-line basis over 2 and 3 years, respectively. The amounts attributed to in-process research and development projects have been charged to operations as they had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses. DoubleClick has also recorded approximately $44.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is being amortized on a straight-line basis over three years. In accordance with SFAS 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002.

    On February 2, 2001, DoubleClick completed its acquisition of @plan.inc ('@plan'), a leading provider of online market research planning systems. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of @plan in exchange for $39.1 million in cash, approximately 3,200,000 shares of DoubleClick common stock valued at $48.7 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $15.7 million. The aggregate purchase price of $104.3 million, which includes approximately $0.8 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. DoubleClick has recorded approximately $78.5 million in goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill is being amortized on a straight-line basis over three years. In accordance with SFAS 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002.

    On June 1, 2001, DoubleClick announced the signing of an agreement to acquire MessageMedia, Inc., a provider of permission-based, email marketing and messaging solutions. In the transaction, which will be accounted for as a purchase, DoubleClick will issue 0.0436 of a share of DoubleClick common stock for each share of MessageMedia common stock outstanding. In addition, all outstanding options and warrants to acquire shares of MessageMedia common stock will be assumed by DoubleClick and converted at the same exchange ratio into options and warrants to acquire DoubleClick common stock. This transaction is intended to qualify as a tax-free reorganization for United States federal income tax purposes, and is subject to customary closing conditions, including MessageMedia shareholder approval. DoubleClick anticipates that this merger will be consummated in the second half of 2001.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

                               THREE MONTHS ENDED JUNE 30, 2001            THREE MONTHS ENDED JUNE 30, 2000
                           -----------------------------------------   -----------------------------------------
                           TECHNOLOGY    MEDIA     DATA      TOTAL     TECHNOLOGY    MEDIA     DATA      TOTAL
                           ----------    -----     ----      -----     ----------    -----     ----      -----
Revenue..................   $51,796     $33,799   $19,339   $104,934    $48,650     $68,989   $15,791   $133,430
Intersegment
  elimination............    (2,829)         --      (170)    (2,999)    (5,343)         --        --     (5,343)
                            -------     -------   -------   --------    -------     -------   -------   --------
Revenue from external
  customers..............   $48,967     $33,799   $19,169   $101,935    $43,307     $68,989   $15,791   $128,087
                            -------     -------   -------   --------    -------     -------   -------   --------
                            -------     -------   -------   --------    -------     -------   -------   --------
Segment gross profit.....   $33,142     $10,322   $12,105   $ 55,569    $34,596     $23,600   $10,352   $ 68,548
                            -------     -------   -------   --------    -------     -------   -------   --------
                            -------     -------   -------   --------    -------     -------   -------   --------
Research consulting
  fees...................                                        (30)                                         --
                                                            --------                                    --------
Consolidated gross
  profit.................                                   $ 55,539                                    $ 68,548
                                                            --------                                    --------
                                                            --------                                    --------

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue is derived primarily from sales of our DART, AdServer and email technology services. DoubleClick TechSolutions cost of revenue includes costs associated with the delivery of advertisements, including Internet access costs, depreciation of the ad and email delivery systems, facilities and personnel-related costs incurred to operate and support our ad and email delivery products.

    DoubleClick TechSolutions revenue increased 6.4% to $51.8 million for the three months ended June 30, 2001 from $48.7 million for the three months ended June 30, 2000. DoubleClick TechSolutions gross margin was 63.9% for the three months ended June 30, 2001 and 71.0% for the three months ended June 30, 2000. The increase in DoubleClick TechSolutions revenue was primarily attributable to volume increases associated with its email delivery services. However, the general economic concerns and continuing weakness of aggregate online advertising spending that affected DoubleClick Media results also began to exert increasing downward pressure on TechSolutions ad delivery revenue trends. To the extent that these two divisions are interrelated, we expect those factors to have a similar, but less severe, impact on TechSolutions revenue for at least the remainder of 2001. The decline in gross margin resulted primarily from a decrease in the fee charged to DoubleClick Media for the provision of technology support and higher fixed costs associated with ad and email delivery hardware.

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

    Revenue for DoubleClick Media decreased 51.0% to $33.8 million for the three months ended June 30, 2001 from $69.0 million for the three months ended
June 30, 2000. DoubleClick Media gross margin was 30.5% for the three months ended June 30, 2001 and 34.2% for the three months ended June 30, 2000. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending. In response to deteriorating general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. While it is impossible to predict the duration or severity of this downturn, we do not expect substantive growth in DoubleClick Media revenue to occur until economic concerns subside and the Internet advertising industry achieves a more meaningful balance between the supply and demand for advertising inventory. DoubleClick Media revenue also decreased due to a reduction in the number of advertising impressions delivered to users of the AltaVista Web site. Gross margin decreased due to increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions. This decrease was partially offset by lower average site fees remitted to publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions.

    DoubleClick Media revenue derived from advertising impressions delivered to users of the AltaVista Web site was $2.2 million, or 6.5% of DoubleClick Media revenue for the three months ended June 30, 2001, compared to $7.9 million, or 11.4% of revenue for the three months ended June 30, 2000. Because of specific contractual terms unique to AltaVista, we recognize revenue from sales commissions, billing and collection fees and DART service fees derived from the sale and delivery of ads on the AltaVista Web site and associated services.

    On August 7, 2000, we announced a restructuring of our Advertising Services Agreement with AltaVista ('New Agreement'). Pursuant to the New Agreement, AltaVista assumed lead ad sales responsibility for domestic advertisers in the first quarter of 2001, and will assume lead ad sales responsibility for international advertisers by December 2001, subject to AltaVista's right to assume lead responsibility sooner in certain international markets. After AltaVista assumes lead ad responsibility in a market, DoubleClick will have the right to sell ads on the AltaVista Web sites in that market on a non-exclusive basis, as part of DoubleClick's worldwide ad networks, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers Service declining in each year of the agreement, subject to certain minimums. The DART for Advertisers Service will serve the majority of AltaVista's online advertising campaigns through December 2004. As a result of the New Agreement, DoubleClick expects that the revenues and related cash flows derived from advertising impressions delivered to users of the AltaVista Web site will continue to decline as the agreement's provisions are implemented.

DOUBLECLICK DATA

    DoubleClick Data revenue has historically been derived primarily from its Abacus division, which provides services such as prospecting lists, housefile scoring, list optimization, and marketing research services to the direct and online marketing industry. Following the acquisition of @plan in February 2001, we created Diameter, a separate research division within DoubleClick Data designed to offer market research analysis tools that provide advertisers, brand marketers and e-businesses with analyses of online advertising campaigns, consumer behavior and purchasing patterns. Diameter's revenue is derived primarily from the sale of annual subscriptions to its market research systems and market research consulting. DoubleClick Data cost of revenue includes expenses associated with creating, maintaining and updating the Abacus and Diameter databases as well as the technical infrastructure to produce our products and services.

    DoubleClick Data revenue increased 22.2% to $19.3 million for the three months ended June 30, 2001 from $15.8 million for the three months ended
June 30, 2000. Gross margin declined from 65.8% for the three months ended
June 30, 2000 to 62.7% for the three months ended June 30, 2001. The increase in DoubleClick Data revenue reflected the impact of the acquisition of @plan as well as higher average prices and continued growth in Abacus' B2B alliance. The decline in gross margin was due primarily to higher fixed costs associated with DoubleClick Data's data collection and amortization of acquired email lists. DoubleClick's Data business is subject to seasonal fluctuations with direct marketers generally mailing substantially more marketing materials in the third calendar quarter, which fluctuations we expect to continue to directly affect DoubleClick Data. The direct marketing industry may also be negatively impacted by the economic downturn and the possible decrease in consumer spending.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense, and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $52.2 million, or 51.2% of revenue for the three months ended June 30, 2001 and $54.9 million, or 42.9% of revenue for the three months ended June 30, 2000. The decrease in the absolute dollar amount of sales and marketing expense was primarily attributable to reductions in personnel-related costs and marketing expenditures. These decreases were partially offset by an increase in non-cash compensation expense resulting from our accelerated payment of the remaining contingent consideration due to the former shareholders of DoubleClick Scandinavia. We expect sales and marketing expenses to continue to decrease in absolute dollars as the result of this reduction in non-cash compensation expense and the realization of increased operational efficiencies from the headcount rationalizations undertaken as part of our restructuring activities in 2001.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $16.8 million, or 16.5% of revenue for the three months ended June 30, 2001, and $22.1, or 17.3% of revenue for the three months ended June 30, 2000. The decrease in general and administrative expense was primarily the result of overall reductions in professional services fees, personnel-related costs and recruiting expenses. Decreased professional services fees resulted in part from a reduction in consulting fees associated with system conversion and integration. We expect general and administrative fees to continue to decline as a percentage of revenue due to restructuring-related cost savings and decreases in other general operating costs.

PRODUCT DEVELOPMENT

    Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $14.5 million, or 14.2% of revenue for the three months ended June 30, 2001 and $11.2 million, or 8.7% of revenue for the three months ended June 30, 2000. The increase in product development expenses was primarily the result of growth-related increases in compensation and related benefits for product development personnel, which were partially offset by reductions in professional fees, recruiting costs and temporary staffing expenses. Although we will continue to concentrate on the efficient allocation of our personnel resources and reduce our reliance on external consultants, we believe that on-going investment in product development is critical to the attainment of our strategic objectives and, as a result, expect product development expenses to remain relatively constant in absolute dollars.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $15.3 million for the three months ended June 30, 2001 and $10.1 million for the three months ended June 30, 2000. The increase was primarily the result of the amortization of goodwill associated with our acquisitions of @plan, DoubleClick Japan and FloNetwork, partially offset by reductions in amortization expense related to DoubleClick Scandinavia and DoubleClick Iberoamerica as the result of their impairment write-downs in the fourth quarter of 2000.

    In accordance with SFAS 142, DoubleClick will cease to amortize goodwill when the statement is applied in its entirety in 2002. DoubleClick estimates that the adoption of SFAS 142 would have reduced its amortization expense by approximately $13 million and $9 million for the three months ended June 30, 2001 and 2000, respectively.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisition of FloNetwork in April, 2001, $1.3 million of the purchase price was allocated to in-process research and development projects and charged to operations as the projects had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses.

    We incurred no such charges for the three months ended June 30, 2000.

RESTRUCTURING CHARGE

    In connection with the restructuring initiatives begun in March 2001, DoubleClick recorded additional provisions totaling approximately $1.6 million in the second quarter of 2001. This charge included estimated costs of approximately $182,000 for severance costs associated with a further work force reduction of 15 employees, approximately $629,000 in additional fixed asset write-offs, approximately $440,000 in consulting and professional fees related to the restructuring activities and approximately $396,000 in personnel-related costs associated with the decision to move the TechSolutions customer support department from New York to Colorado.

    DoubleClick expects to achieve annualized savings of approximately $16.0 million in personnel- and facility-related expenses as a result of the restructuring initiatives undertaken in 2001. A majority of these reductions will be realized in cash savings and are expected to primarily impact sales and marketing and general and administrative expenses. DoubleClick began to recognize the full effect of these cost savings in the second quarter of 2001. Of the remaining $10.2 million in cash outlays related to the 2001 restructuring activities, we expect to pay approximately $3.6 million in the second half of 2001, approximately $4.2 million in 2002, and approximately $2.4 million in 2003 and the years thereafter. We anticipate that these outlays will be funded from available sources of liquidity. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

    We are continuing to review our operational performance and anticipate incurring additional restructuring charges in the third quarter of 2001, principally related to further headcount reductions.

    We incurred no such charges for the three months ended June 30, 2000.

LOSS FROM OPERATIONS

    Our operating loss was $46.2 million for the three months ended June 30, 2001 and $29.8 million for the three months ended June 30, 2000. The increase in operating loss was primarily attributable to the decrease in revenues, the recognition of non-recurring charges and the increase in the amortization of intangible assets discussed above. We plan to continue to grow and expand our business and therefore anticipate that we may incur future losses from operations. We continue to focus on productivity and will manage our headcount accordingly as our business conditions require.

EQUITY IN LOSSES OF AFFILIATES

    Equity in losses of affiliates was $0.9 million for the three months ended June 30, 2001 and $3.3 million for the three months ended June 30, 2000. The decrease in equity in losses of affiliates was primarily the result of a reduction in the amount of amortization expense associated with our investment in ValueClick. Following our impairment write-down of the goodwill related to our investment in ValueClick in the fourth quarter of 2000, amortization expense associated with this investment decreased from $2.9 million for the three months ended June 30, 2000 to $0.2 million for the three months ended June 30, 2001.

GAIN ON THE EQUITY TRANSACTIONS OF AFFILIATES, NET

    For the three months ended June 30, 2001, we recognized a gain of approximately $7.2 million from the initial public offering of our consolidated subsidiary DoubleClick Japan, which was partially offset by a loss of approximately $1.5 million related to the decrease in value of our proportionate share of the net assets of our equity-method investee ValueClick following its consummation of a business combination with Z Media, Inc.

    There was no such activity for the three months ended June 30, 2000.

    Although we cannot assess their likelihood, we would expect to recognize additional losses related to our investment in ValueClick to the extent that the former shareholders of Bach Systems, Inc., a company ValueClick acquired in the first quarter of 2001, achieve defined performance objectives and are entitled to receive additional shares of common stock pursuant to the terms of the purchase agreement between the two companies.

INTEREST AND OTHER, NET

    Interest and other, net was $3.2 million for the three months ended
June 30, 2001 and $11.7 million for the three months ended June 30, 2000. Interest and other, net included $11.5 million of interest income for the three months ended June 30, 2001, partially offset by $3.3 million in interest expense and a $4.5 million impairment charge related to the write-off of our investment in our cost-method investee Return Path. For the three months ended June 30, 2000, Interest and other, net included $15.2 million in interest income and $3.0 million in interest expense. The decrease in interest income was primarily attributable to decreases in the average quarterly balances of our investments in marketable securities and decreases in average investment yields due to declines in interest rates. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rates of our investments.

PROVISION FOR INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provisions for income taxes recorded for the three months ended June 30, 2001 and 2000 primarily relate to corporate income taxes on the earnings of certain of our foreign subsidiaries.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

                            SIX MONTHS ENDED JUNE 30, 2001               SIX MONTHS ENDED JUNE 30, 2000
                       -----------------------------------------   ------------------------------------------
                       TECHNOLOGY    MEDIA     DATA      TOTAL     TECHNOLOGY    MEDIA      DATA      TOTAL
                       ----------    -----     ----      -----     ----------    -----      ----      -----
Revenue..............   $106,716    $79,893   $37,553   $224,162    $88,428     $129,179   $30,518   $248,125
Intersegment
  elimination........     (7,139)        --      (218)    (7,357)    (9,982)          --        --     (9,982)
                        --------    -------   -------   --------    -------     --------   -------   --------
Revenue from external
  customers..........   $ 99,577    $79,893   $37,335   $216,805    $78,446     $129,179   $30,518   $238,143
                        --------    -------   -------   --------    -------     --------   -------   --------
                        --------    -------   -------   --------    -------     --------   -------   --------
Segment gross
  profit.............   $ 69,890    $26,667   $23,546   $120,103    $62,088     $ 44,171   $19,868   $126,127
                        --------    -------   -------   --------    -------     --------   -------   --------
                        --------    -------   -------   --------    -------     --------   -------   --------
Research consulting
  fees...............                                        (30)                                          --
                                                        --------                                     --------
Consolidated gross
  profit.............                                   $120,073                                     $126,127
                                                        --------                                     --------
                                                        --------                                     --------

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue increased 20.7% to $106.7 million for the six months ended June 30, 2001 from $88.4 million for the six months ended June 30, 2000. DoubleClick TechSolutions gross margin was 65.5% for the six months ended June 30, 2001 and 70.2% for the six months ended June 30, 2000. The increase in DoubleClick TechSolutions revenue was primarily attributable to an increased volume of impressions delivered to existing clients coupled with volume increases associated with its email delivery services. However, the general economic concerns and continuing weakness of aggregate online advertising spending that affected DoubleClick Media results also began to exert increasing downward pressure on TechSolutions ad delivery revenue trends. To the extent that these two divisions are interrelated, we expect those factors to have a similar, but less severe, impact on TechSolutions revenue for at least the remainder of 2001. The decline in gross margin resulted primarily from a decrease in the fee charged to DoubleClick Media for the provision of technology support and higher fixed costs associated with ad and email delivery hardware.

DOUBLECLICK MEDIA

    Revenue for DoubleClick Media decreased 38.2% to $79.9 million for the six months ended June 30, 2001 from $129.2 million for the six months ended June 30, 2000. DoubleClick Media gross margin was 33.4% for the six months ended June 30, 2001 and 34.2% for the six months ended June 30, 2000. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending. In response to deteriorating general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. While it is impossible to predict the duration or severity of this downturn, we do not expect substantive growth in DoubleClick Media revenue to occur until economic concerns subside and the Internet advertising industry achieves a more meaningful balance between the supply and demand for advertising inventory. DoubleClick Media revenue also decreased due to a reduction in the number of advertising impressions delivered to users of the AltaVista Web site. Gross margin decreased due to increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions. This decrease was partially offset by lower average site fees remitted to publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions.

    DoubleClick Media revenue derived from advertising impressions delivered to users of the AltaVista Web site was $7.9 million, or 9.9% of DoubleClick Media revenue for the six months ended June 30, 2001, compared to $15.4 million, or 11.9% of revenue for the six months ended June 30, 2000.

DOUBLECLICK DATA

    DoubleClick Data revenue increased 23.3% to $37.6 million for the six months ended June 30, 2001 from $30.5 million for the six months ended June 30, 2000. Gross margin declined from 65.2% for the six months ended June 30, 2000 to 62.5% for the six months ended June 30, 2001. The increase in DoubleClick Data revenue reflected the impact of the acquisition of @plan as well as higher average prices and continued growth in Abacus' B2B alliance and prospecting list services initiatives. The decline in gross margin was due primarily to higher fixed costs associated with DoubleClick Data's data collection and amortization of acquired email lists, which were partially offset by decreases in personnel- and facility-related costs. DoubleClick's Data business is subject to seasonal fluctuations with direct marketers generally mailing substantially more marketing materials in the third calendar quarter, which fluctuations we expect to continue to directly affect DoubleClick Data. The direct marketing industry may also be negatively impacted by the economic downturn and the possible decrease in consumer spending.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $107.4 million, or 49.5% of revenue for the six months ended June 30, 2001 and $105.4 million, or 44.3% of revenue for the six months ended June 30, 2000. The increase in the absolute dollar amount of sales and marketing expense was primarily attributable to an increase in non-cash compensation expense resulting from our accelerated payment of the remaining contingent consideration due to the former shareholders of DoubleClick Scandinavia. This increase was partially offset by reductions in personnel-related costs and marketing expenditures. We expect sales and marketing expenses to decrease in absolute dollars as the result of this reduction in non-cash compensation expense and the realization of increased operational efficiencies from the headcount rationalizations undertaken as part of our restructuring activities in 2001.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $36.4 million, or 16.8% of revenue for the six months ended June 30, 2001 and $43.0 million, or 18.1% of revenue for the six months ended June 30, 2000. The decrease in general and administrative expense was primarily the result of overall reductions in professional services fees, personnel-related costs and recruiting expenses. Decreased professional services fees resulted in part from a reduction in consulting fees associated with system conversion and integration. We expect general and administrative fees to continue to decline as a percentage of revenue due to restructuring-related cost savings and decreases in other general operating costs.

PRODUCT DEVELOPMENT

    Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $28.4 million, or 13.1% of revenue for the six months ended June 30, 2001 and $20.9 million, or 8.8% of revenues for the six months ended June 30, 2000. The increase in product development expenses were primarily the result of growth-related increases in compensation and related benefits for product development personnel, which were partially offset by reductions in professional fees, recruiting costs and temporary staffing expenses. Although we will continue to concentrate on the efficient allocation of our personnel resources and reduce our reliance on external consultants, we believe that on-going investment in product development is critical to the attainment of our strategic objectives and, as a result, expect product development expenses to remain relatively constant in absolute dollars.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $25.9 million for the six months ended June 30, 2001 and $18.5 million for the six months ended June 30, 2000. The increase was primarily the result of the amortization of goodwill associated with our acquisitions of @plan, DoubleClick Japan and FloNetwork, partially offset by reductions in amortization expense related to DoubleClick Scandinavia and DoubleClick Iberoamerica as the result of their impairment write-downs in the fourth quarter of 2000.

    In accordance with SFAS 142, DoubleClick will cease to amortize goodwill when the statement is applied in its entirety in 2002. DoubleClick estimates that the adoption of SFAS 142 would have reduced its amortization expense by approximately $22 million and $17 million for the six months ended June 30, 2001 and 2000, respectively.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisition of FloNetwork in April, 2000, $1.3 million of the purchase price was allocated to in-process research and development projects and charged to operations as the projects had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses.

    We incurred no such charges for the six months ended June 30, 2000.

RESTRUCTURING AND OTHER CHARGES

    In the first half of 2001, our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 245 employees, primarily from our Media operations, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded a $30.7 million charge to operations during the first half of 2001. This charge included approximately $3.8 million for severance-related payments to terminated employees, approximately $9.3 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $15.8 for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $1.7 million in other exit costs, which included consulting and professional fees related to the restructuring activities and expenses associated with the decision to move the TechSolutions customer support department from New York to Colorado.

    DoubleClick expects to achieve annualized savings of approximately $16 million in personnel- and facility-related expenses as a result of the restructuring initiatives undertaken in 2001. A majority of these reductions will be realized in cash savings and are expected to primarily impact sales and marketing and general and administrative expenses. DoubleClick began to recognize the full effect of these cost savings in the second quarter of 2001. Of the remaining $10.2 million in cash outlays related to the 2001 restructuring activities, we expect to pay approximately $3.6 million in the second half of 2001, approximately $4.2 million in 2002, and approximately $2.4 million in 2003 and the years thereafter. We anticipate that these outlays will be funded from available sources of liquidity. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

    We are continuing to review our operational performance and anticipate incurring additional restructuring charges in the third quarter of 2001, principally related to further headcount reductions.

    We incurred no such charges for the six months ended June 30, 2000.

LOSS FROM OPERATIONS

    Our operating loss was $110.1 million for the six months ended June 30, 2001 and $61.7 million for the six months ended June 30, 2000. The increase in operating loss was primarily attributable to the decrease in revenues, the recognition of non-recurring charges and the increase in the amortization of intangible assets discussed above. We plan to continue to grow and expand our business and therefore anticipate that we may incur future losses from operations. We continue to focus on productivity and will manage our headcount accordingly as our business conditions require.

EQUITY IN LOSSES OF AFFILIATES

    Equity in losses of affiliates was $2.0 million for the six months ended June 30, 2001 and $4.8 million for the six months ended June 30, 2000. The decrease in equity in losses of affiliates was primarily the result of a reduction in the amount of amortization expense associated with our investment in ValueClick. Following our impairment write-down of the goodwill related to our investment in ValueClick in the fourth quarter of 2000, amortization expense associated with this investment decreased from $4.0 million for the six months ended June 30, 2000 to $0.5 million for the six months ended June 30, 2001.

GAIN ON THE EQUITY TRANSACTIONS OF AFFILIATES, NET

    For the six months ended June 30, 2001, we recognized a gain of approximately $7.2 million from the initial public offering of our consolidated subsidiary DoubleClick Japan, which was partially offset by a loss of approximately $5.3 million related to the decrease in value of our proportionate share of the net assets of our equity-method investee ValueClick following the consummation of business combinations with ClickAgents.com, Inc., Bach Systems Inc. and Z Media, Inc. For the six months ended June 30, 2000, we recognized an approximately $8.9 million gain related to the increase in the value of our investment as the result of ValueClick's initial public offering.

    Although we cannot assess their likelihood, we would expect to recognize additional losses related to our investment in ValueClick to the extent that the former shareholders of Bach System, Inc. achieve defined performance objectives and are entitled to receive additional shares of common stock pursuant to the terms of the purchase agreement between the two companies.

INTEREST AND OTHER, NET

    Interest and other, net was $11.9 million for the six months ended June 30, 2001 and $18.6 million for the six months ended June 30, 2000. Interest and other, net included $24.5 million of interest income for the six months ended June 30, 2001, partially offset by $6.5 million in interest expense and a $4.5 million impairment charge related to the write-off of our investment in our cost-method investee Return Path. For the six months ended June 30, 2000, Interest and other, net included $26.0 million in interest income and $6.0 million in interest expense. The decrease in interest income was primarily attributable to decreases in the average quarterly balances of our investments in marketable securities and decreases in average investment yields due to declines in interest rates. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rates of our investments.

PROVISION FOR INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the six months ended June 30, 2001 relates to corporate income taxes on the earnings of certain of our foreign subsidiaries. For the six months ended June 30, 2000, the provision for income taxes primarily relates to corporate income taxes on the earnings of certain of our foreign subsidiaries and an increase in estimated tax refunds receivable.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception we have financed our operations primarily through private placements of equity securities and public offerings of our common stock and Convertible Subordinated Notes.

    Net cash used in operating activities was $7.8 million for the six months ended June 30, 2001 and $3.1 million for the six months ended June 30, 2000. The increase in cash used by operating activities resulted from an increase in net loss and decreases in accounts payable and accrued liabilities, partially offset by decreases in accounts receivable. Investing activities used $15.3 million for the six months ended June 30, 2001 and $503.5 for the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2001 resulted primarily from purchases of equipment and the acquisition of business and intangible assets, partially offset by the maturity of some of our investments in marketable securities. Cash used in investing activities for the six months ended June 30, 2000 resulted principally from the investment of the proceeds of our February 2000 common stock issuance in marketable securities, but also consisted of purchases of equipment and the acquisition of business and intangible assets. Net cash provided by financing activities was $31.2 million for the six months ended June 30, 2001 and $551.7 million for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2001 resulted primarily from the initial public offering of common stock of our consolidated subsidiary DoubleClick Japan and the proceeds from the exercise of stock options. For the six months ended June 30, 2000, cash provided by financing activities consisted chiefly of the net proceeds of our February 2000 public offering of common stock.

    As of June 30, 2001, we had $198.1 million in cash and cash equivalents and $615.7 million in investments in marketable securities. As of June 30, 2001, our principal commitments consisted of our Convertible Subordinated Notes and our obligations under operating and capital leases. Although we have no material commitments for capital expenditures, we continue to anticipate that our capital expenditures and lease commitments will be a material use of our cash resources consistent with the levels of our operations, infrastructure and personnel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of June 30, 2001, our investments in marketable securities had a weighted-average time to maturity of approximately 230 days.

    The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of June 30, 2001.

                                                        TIME TO MATURITY
                                        -------------------------------------------------
                                        ONE YEAR      ONE TO       TWO TO    GREATER THAN
                                        OR LESS      TWO YEARS   FOUR YEARS   FOUR YEARS    FAIR VALUE
                                        -------      ---------   ----------   ----------    ----------
Cash and cash equivalents.............  $198,091           --        --              --      $198,091
Average interest rate.................      2.89%
Fixed-rate investments in marketable
  securities..........................  $423,189     $192,536        --              --      $615,725
Average interest rate.................      6.52%        5.58%
Convertible Subordinated Notes........        --           --        --        $250,000      $185,663
Average interest rate.................                                             4.75%

    We did not hold derivative financial instruments as of June 30, 2001 and have never held these instruments in the past.

FOREIGN CURRENCY RISK

    We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies. The effect of foreign exchange fluctuations on our operations for the six months ended June 30, 2001 was not material. We do not use derivative financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize such instruments to hedge currency exposures on an ongoing basis. As of June 30, 2001, we had $47.9 million in cash and cash equivalents denominated in foreign currencies.

    The introduction of the euro has not had a material impact on how we conduct business and we do not anticipate any changes in how we conduct business as the result of increased price transparency.

    Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

                 RISKS RELATING TO DOUBLECLICK AND ITS BUSINESS

DOUBLECLICK HAS A LIMITED OPERATING HISTORY AND ITS FUTURE FINANCIAL RESULTS MAY FLUCTUATE, WHICH MAY CAUSE ITS STOCK PRICE TO DECLINE.

    DoubleClick was incorporated in January 1996 and has a limited operating history. An investor in DoubleClick's common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including the digital marketing industry. DoubleClick's risks include:

     ability to sustain historical revenue growth rates;

     ability to manage DoubleClick's operations;

     competition;

     attracting, retaining and motivating qualified personnel;

     maintaining DoubleClick's current and developing new, strategic relationships with Web publishers;

     ability to anticipate and adapt to the changing Internet advertising and direct marketing industries;

     ability to develop and introduce new products and services, and continue to develop and upgrade technology;

     attracting and retaining a large number of advertisers from a variety of industries; and

     relying on the DoubleClick networks.

    DoubleClick also depends on the use of the Internet for advertising and as a communications medium, the demand for advertising services in general, and on general economic conditions. DoubleClick cannot assure you that DoubleClick's business strategy will be successful or that DoubleClick will successfully address these risks. If DoubleClick is unsuccessful in addressing these risks, DoubleClick's revenues may decline or may not grow in accordance with its business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of DoubleClick's stock.

DOUBLECLICK HAS A HISTORY OF LOSSES AND ANTICIPATES CONTINUED LOSSES.

    DoubleClick has incurred net losses each year since inception, including net losses of $156.0 million and $55.8 million for the years ended December 31, 2000 and 1999, respectively. For the six months ended June 30, 2001, DoubleClick incurred a net loss of $98.3 million and, as of June 30, 2001, DoubleClick's accumulated deficit was $381.1 million. DoubleClick has not achieved profitability on an annual basis and expects to incur operating losses in the future. DoubleClick expects to continue to incur significant operating and capital expenditures and, as a result, DoubleClick will need to generate significant revenue to achieve and maintain profitability. DoubleClick cannot assure you that it will generate sufficient revenue to achieve or sustain profitability. Even if DoubleClick does achieve profitability, it cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet DoubleClick's expectations, or if operating expenses exceed what DoubleClick anticipates or cannot be reduced accordingly, DoubleClick's business, results of operations and financial condition will be materially and adversely affected.

DOUBLECLICK DERIVES A SIGNIFICANT PORTION OF ITS REVENUE FROM ADVERTISEMENTS AND ADVERTISING SERVICES, WHICH REVENUES TEND TO BE CYCLICAL AND DEPENDENT ON THE ECONOMIC PROSPECTS OF ADVERTISERS AND THE ECONOMY IN GENERAL. A CONTINUED DECREASE IN EXPENDITURES BY ADVERTISERS OR A DOWNTURN IN THE ECONOMY COULD
CAUSE DOUBLECLICK'S REVENUES TO DECLINE SIGNIFICANTLY IN ANY GIVEN PERIOD.

    DoubleClick derives, and expects to continue to derive for the foreseeable future, a large portion of its revenue from advertisements it delivers to Web sites on its DoubleClick networks and from the technologies and services it provides to Web publishers, advertisers and agencies. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets, especially by Internet-related companies. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased. DoubleClick cannot assure you that further reductions will not occur.

    In an environment where the supply of advertising inventory exceeds advertisers' demand, the price of advertising on the Internet tends to fall. This situation adversely affects the revenue outlook for DoubleClick Media. Under these circumstances, Web publishers tend to remove ad space from their Web sites in an effort to correct the supply-demand imbalance; other publishers may cut back on their Web presence or go out of business. Faced with smaller budgets, advertisers and ad agencies purchase less advertising inventory and tend not to experiment with newer advertising media, like the Internet. As a consequence of both actions, the number of ad impressions delivered by DoubleClick TechSolutions may grow more slowly or decline. Since revenues for DoubleClick TechSolutions are generated from the number of ad impressions delivered, a slowdown in growth or a decline would adversely affect its revenues. Similar pressures are faced by DoubleClick Data and DoubleClick's businesses outside of the United States.

    DoubleClick cannot assure you that further reductions in advertising spending will not occur. DoubleClick also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. A continued decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities or increase the time it takes to close a sale with a customer. As a result, DoubleClick's revenues from advertisements and advertising services may decline significantly in any given period.

DOUBLECLICK DOES NOT ALWAYS MAINTAIN LONG-TERM AGREEMENTS WITH ITS CUSTOMERS AND MAY BE UNABLE TO RETAIN CUSTOMERS, ATTRACT NEW CUSTOMERS OR REPLACE DEPARTING CUSTOMERS WITH CUSTOMERS THAT CAN PROVIDE COMPARABLE REVENUES.

    Many of DoubleClick's contracts with its customers are short-term. DoubleClick cannot assure you that its customers will remain associated with the DoubleClick networks or continue to use DoubleClick's products and services, or that DoubleClick will be able to replace in a timely or effective manner departing customers with new customers that generate comparable revenues. Further, DoubleClick cannot assure you that its customers will continue to generate consistent amounts of revenues over time. DoubleClick's failure to develop and sustain long-term relationships with its customers would materially and adversely affect DoubleClick's results of operations.

DOUBLECLICK'S CUSTOMERS CONTINUE TO EXPERIENCE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT DOUBLECLICK'S BUSINESS.

    DoubleClick's customers, in particular Internet-related companies, have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to advertising in general and DoubleClick's offerings in particular. Many other companies in the Internet industry have depleted their available capital and could cease operations or file for bankruptcy protection. These customers may not be able to discharge their payment and other obligations to DoubleClick. The non-payment or late payment of amounts due to DoubleClick from its customers could negatively impact DoubleClick's financial condition. If the current environment for Internet advertising and for Internet-related companies does not improve, DoubleClick's business, results of operations and financial condition could be materially adversely affected.

THE RAPID EXPANSION OF DOUBLECLICK'S PRODUCTS AND SERVICES, INDUSTRY SHIFTS AND OTHER CHANGES HAVE STRAINED ITS MANAGERIAL, OPERATIONAL, FINANCIAL AND INFORMATION SYSTEM RESOURCES.

    In recent years, DoubleClick has had to respond to significant changes in its industry. As a result, DoubleClick has experienced rapid expansion of product and service offerings, industry shifts and other changes that have increased the complexity of DoubleClick's business and placed considerable demands on DoubleClick's managerial, operational and financial resources. DoubleClick continues to increase the scope of its product and service offerings both domestically and internationally and to deploy DoubleClick's resources in accordance with changing business conditions and opportunities. To continue to successfully implement DoubleClick's business plan in DoubleClick's rapidly changing industry requires effective planning and management processes. DoubleClick expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures and will need to continue to train and manage its workforce. DoubleClick cannot assure you that management will be effective in attracting and retaining qualified personnel, integrating acquired businesses or otherwise responding to new business conditions. DoubleClick also cannot assure you that its information systems, procedures or controls will be adequate to support DoubleClick's operations or that DoubleClick's management will be able to achieve the rapid execution necessary to offer DoubleClick's products and services and implement DoubleClick's business plan successfully. DoubleClick's inability to effectively respond to changing business conditions could materially and adversely affect DoubleClick's business, financial condition and results of operations.

DOUBLECLICK'S BUSINESS MODEL IS UNPROVEN, AND DOUBLECLICK MAY NOT BE ABLE TO GENERATE PROFITS FROM MANY OF ITS PRODUCTS AND SERVICES.

    A significant part of DoubleClick's business model is to generate revenue by providing digital marketing solutions to advertisers, ad agencies and Web publishers. The profit potential for DoubleClick's business model has not yet been proven, and DoubleClick has not yet achieved full-year profitability. The profitability of DoubleClick's business model is subject to external and internal factors. Any single factor or combination of factors could limit the profit potential, long term and short term, of DoubleClick's business model.

    Like other businesses in the advertising and marketing sector, DoubleClick's revenue outlook is sensitive to downturns in the economy followed by declines in advertisers' marketing budgets. The profit potential of DoubleClick's business model is also subject to the acceptance of its products and services by marketers, advertisers, ad agencies and publishers. Digital marketing remains a new discipline. Intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of, and to generate demand for, DoubleClick's products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace existing techniques, or may feel that DoubleClick's offerings fall short of their needs. If these outcomes occur, it would have an adverse effect on the profit potential of DoubleClick's business model.

    Internal factors also influence the profit potential of DoubleClick's business model. In order to be profitable, DoubleClick's revenue must exceed the expense incurred by DoubleClick to run its technology infrastructure, research and development, sales and marketing, and all other operations. However, DoubleClick cannot assure you that the expenses associated with even the most efficient operation of its business will yield profits, or that DoubleClick will be able to manage its business for optimal efficiency and cost containment. The failure of DoubleClick to achieve these results would adversely affect the profit potential of DoubleClick's business model.

DISRUPTION OF DOUBLECLICK'S SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM DOUBLECLICK'S BUSINESS.

    DoubleClick's DART technology resides in DoubleClick's data centers in New York City, New Jersey, Virginia, California and Colorado, and in Europe, Asia and Latin America. Continuing and uninterrupted performance of DoubleClick's technology is critical to DoubleClick's success. Customers may become dissatisfied by any system failure that interrupts DoubleClick's ability to provide DoubleClick's services to them, including failures affecting DoubleClick's ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of DoubleClick's solutions to its customers and result in contract terminations, fee rebates and makegoods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of DoubleClick's technology due to an increase in the volume of advertising delivered through DoubleClick's servers. To the extent that DoubleClick does not effectively address any capacity constraints or system failures, DoubleClick's business, results of operations and financial condition could be materially and adversely affected.

    DoubleClick's operations are dependent on DoubleClick's ability to protect DoubleClick's computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in DoubleClick's solutions could result from the failure of DoubleClick's telecommunications providers to provide the necessary data communications capacity in the time frame DoubleClick requires. Unanticipated problems affecting DoubleClick's systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of DoubleClick's solutions. DoubleClick's business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts, or delays or destroys DoubleClick's operations.

MISAPPROPRIATION OF CONFIDENTIAL INFORMATION COULD CAUSE DOUBLECLICK TO LOSE CUSTOMERS.

    DoubleClick currently retains highly confidential information of its customers in a secure database server. Although DoubleClick observes security and access measures throughout DoubleClick's operations, DoubleClick cannot assure you that it will be able to prevent unauthorized individuals from gaining access to this database server. Any unauthorized access to DoubleClick's servers, or abuse by DoubleClick's employees, could result in the theft of confidential customer information. If confidential customer information is compromised, DoubleClick could lose customers or become subject to litigation and its reputation could be harmed, any of which could materially and adversely affect DoubleClick's business and results of operations.

COMPETITION IN INTERNET ADVERTISING, DIRECT MARKETING AND RELATED PRODUCTS AND SERVICES IS INTENSE, AND DOUBLECLICK MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

    The market for digital marketing products and services is very competitive. DoubleClick expects this competition to continue because there are low barriers to entry. Also, industry consolidation may lead to stronger, better capitalized entities against which DoubleClick must compete. DoubleClick expects that it will encounter additional competition from new sources as DoubleClick expands its products and services offerings.

    DoubleClick believes that its ability to compete depends on many factors both within and beyond DoubleClick's control, including the following:

     the features, performance, price and reliability of products and services offered either by DoubleClick or DoubleClick's competitors;

     the launch timing and market success of products and services developed either by DoubleClick or DoubleClick's competitors;

     DoubleClick's ability to adapt and scale its products and services, and to develop and introduce new products and services that respond to market needs;

     DoubleClick's ability to adapt to evolving technology and industry standards;

     DoubleClick's customer service and support efforts;

     DoubleClick's sales and marketing efforts; and

     the relative impact of general economic and industry conditions on either DoubleClick or DoubleClick's competitors.

DoubleClick's divisions face competition from a variety of sources. DoubleClick TechSolutions competes with providers of software and service bureau solutions for the delivery of Web ads and email for Web publishers and advertisers. DoubleClick Media competes with large Web publishers, Web portals, Internet advertising networks and providers of email list services. Abacus competes with direct mail and email list providers, and providers of information products and marketing research services to the direct marketing industry. Diameter competes with Web ratings companies, providers of Web advertising management, online research and consulting services and providers of syndicated market research in traditional publishing. DoubleClick also competes indirectly with others, such as providers of customer relationship management services, content aggregation companies, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate digital marketing.

    Many of DoubleClick's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than DoubleClick. These factors could allow them to compete more effectively than DoubleClick, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners, advertisers, direct marketers and Web publishers. DoubleClick cannot assure you that its competitors will not develop products or services that are equal or superior to DoubleClick's solutions or that achieve greater acceptance than DoubleClick's solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of DoubleClick's prospective advertising, ad agency and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. DoubleClick cannot assure you that it will be able to compete successfully or that competitive pressures will not materially and adversely affect DoubleClick's business, results of operations or financial condition.

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

     Internet user traffic levels;

     number and size of ad units per page on DoubleClick's customers' Web sites;

     pricing trends for advertising inventory on DoubleClick's networks, and for the portion payable to the Web publishers in DoubleClick's networks;

     the introduction of new products or services by us or DoubleClick's competitors;

     variations in the levels of capital, operating expenditures and other costs relating to DoubleClick's operations;

     general seasonal and cyclical fluctuations; and

     general industry and economic conditions.

    DoubleClick may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall. DoubleClick's operating expenses include upgrading and enhancing DoubleClick's DART technology, expanding DoubleClick's product and service offerings, marketing and supporting DoubleClick's solutions, and supporting DoubleClick's sales and marketing operations. If DoubleClick has a shortfall in revenue in relation to its expenses, or if its expenses exceed revenue, then DoubleClick's business, results of operations and financial condition could be materially and adversely affected. These results would likely affect the market price of DoubleClick's common stock in a manner which may be unrelated to DoubleClick's long-term operating performance.

    DoubleClick's business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects the DoubleClick Media and DoubleClick TechSolutions businesses and the direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects the DoubleClick Data business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver.

    As a result, DoubleClick believes that period-to-period comparisons of DoubleClick's results of operations may not be meaningful. You should not rely on past periods as indicators of future performance. It is possible that in some future periods DoubleClick's results of operations may be below the expectations of public market analysts and investors. In this event, the price of DoubleClick's common stock may fall.

DOUBLECLICK MAY NOT BE ABLE TO CONTINUE TO GROW THROUGH ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

    DoubleClick's business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, @plan and FloNetwork. DoubleClick may seek to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow its business. From time to time DoubleClick has had discussions with other companies regarding its acquiring, or investing in, their businesses, products, services or technologies. DoubleClick cannot assure you that it will be able to identify other suitable acquisition or investment candidates. Even if DoubleClick does identify suitable candidates, DoubleClick cannot assure you that it will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if DoubleClick agrees to buy a company, DoubleClick cannot assure you that it will be successful in consummating the purchase. Reasons for failing to consummate a purchase could include DoubleClick's refusal to increase the agreed upon purchase price to match an offer made by a subsequent competing bidder. If DoubleClick is unable to continue to expand through acquisitions, its revenue may decline or fail to grow.

DOUBLECLICK MAY NOT MANAGE THE INTEGRATION OF ACQUIRED COMPANIES SUCCESSFULLY OR ACHIEVE DESIRED RESULTS.

    As a part of DoubleClick's business strategy, DoubleClick could enter into a number of business combinations and acquisitions. Acquisitions are accompanied by a number of risks, including:

     the difficulty of assimilating the operations and personnel of the acquired companies;

     the potential disruption of the ongoing businesses and distraction of management of DoubleClick and the acquired companies;

     the difficulty of incorporating acquired technology and rights into DoubleClick's products and services;

     unanticipated expenses related to technology and other integration;

     difficulties in maintaining uniform standards, controls, procedures and policies;

     the impairment of relationships with employees and customers as a result of any integration of new management personnel;

     the inability to develop new products and services that combine the knowledge and resources of DoubleClick and its acquired businesses or the failure for a demand to develop for the combined companies' new products and services;

     potential failure to achieve additional sales and enhance DoubleClick's customer base through cross-marketing of the combined company's products to new and existing customers; and

     potential unknown liabilities associated with acquired businesses.

    DoubleClick may not succeed in addressing these risks or other problems encountered in connection with these business combinations and acquisitions. If so, these risks and problems could disrupt DoubleClick's ongoing business, distract DoubleClick's management and employees, increase DoubleClick's expenses and adversely affect DoubleClick's results of operations due to accounting requirements such as amortization of goodwill. Furthermore, DoubleClick may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to DoubleClick's existing stockholders.

DOUBLECLICK DEPENDS ON THIRD-PARTY INTERNET AND TELECOMMUNICATIONS PROVIDERS, OVER WHOM DOUBLECLICK HAS NO CONTROL, TO OPERATE DOUBLECLICK'S SERVICES. INTERRUPTIONS IN DOUBLECLICK'S SERVICES CAUSED BY ONE OF THESE PROVIDERS COULD HAVE AN ADVERSE EFFECT ON REVENUE AND SECURING ALTERNATE SOURCES OF THESE SERVICES COULD SIGNIFICANTLY INCREASE EXPENSES.

    DoubleClick depends heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in operating DoubleClick's products and services. These companies may not continue to provide services to DoubleClick without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring DoubleClick to reengineer its computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming. In addition, failure of DoubleClick's Internet and related telecommunications providers to provide the data communications capacity in the time frame required by DoubleClick could cause interruptions in the services DoubleClick provides. Unanticipated problems affecting DoubleClick's computer and telecommunications systems in the future could cause interruptions in the delivery of DoubleClick's services, causing a loss of revenue and potential loss of customers.

DOUBLECLICK IS DEPENDENT ON KEY PERSONNEL AND ON KEY EMPLOYEE RETENTION AND RECRUITING FOR DOUBLECLICK'S FUTURE SUCCESS.

    DoubleClick's future success depends to a significant extent on the continued service of DoubleClick's key technical, sales and senior management personnel. DoubleClick does not have employment agreements with most of these executives and does not maintain key person life insurance on any of these executives. The loss of the services of one or more of DoubleClick's key employees could significantly delay or prevent the achievement of DoubleClick's product development and other business objectives, including acquisitions, and could harm DoubleClick's business. DoubleClick's future success also depends on DoubleClick's continuing to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in DoubleClick's industry. DoubleClick may be unable to retain DoubleClick's key employees or attract, assimilate or retain other highly qualified employees in the future. DoubleClick has from time to time in the past experienced, and DoubleClick expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

IF DOUBLECLICK FAILS TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY, DOUBLECLICK COULD LOSE ITS INTELLECTUAL PROPERTY RIGHTS.

    DoubleClick's success and ability to effectively compete are substantially dependent on the protection of DoubleClick's proprietary technologies and DoubleClick's trademarks, which DoubleClick protects through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. DoubleClick cannot assure you that any of DoubleClick's proprietary rights will be viable or of value in the future.

    In September 1999, the U.S. Patent and Trademark Office issued to DoubleClick a patent that covers DoubleClick's DART technology. DoubleClick owns other patents, and has patent applications pending, for its technology. DoubleClick cannot assure you that patents applied for will be issued or that patents issued or acquired by DoubleClick now or in the future will be valid and enforceable, or provide DoubleClick with any meaningful protection.

    DoubleClick also has rights in the trademarks that it uses to market DoubleClick's solutions. These trademarks include DOUBLECLICK'r', DART'r', DARTMAIL'r' and ABACUS'r'. DoubleClick has applied to register DoubleClick's trademarks in the United States and internationally. DoubleClick cannot assure you that any of DoubleClick's current or future trademark applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If DoubleClick's trademark registrations are not approved because third parties own these trademarks, DoubleClick's use of these trademarks will be restricted unless DoubleClick enters into arrangements with these parties which may be unavailable on commercially reasonable terms, if at all.

     DoubleClick also enters into confidentiality, proprietary rights and license agreements, as appropriate, with DoubleClick's employees, consultants and business partners, and generally controls access to and distribution of DoubleClick's technologies, documentation and other proprietary information. Despite these efforts, DoubleClick cannot be certain that the steps DoubleClick takes to prevent unauthorized use of DoubleClick's proprietary rights are sufficient to prevent misappropriation of DoubleClick's solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect DoubleClick's proprietary rights as fully as in the United States. In addition, DoubleClick cannot assure you that DoubleClick will be able to adequately enforce the contractual arrangements that it has entered into to protect DoubleClick's proprietary technologies. If DoubleClick loses its intellectual property rights, this could have a material and adverse impact on its business, financial condition and results of operations.

IF DOUBLECLICK FACES A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, DOUBLECLICK MAY BE LIABLE FOR DAMAGES AND BE REQUIRED TO MAKE CHANGES TO ITS TECHNOLOGY OR BUSINESS.

    Third parties may assert infringement claims against DoubleClick, which could adversely affect DoubleClick's reputation and the value of DoubleClick's proprietary rights. From time to time DoubleClick has been, and DoubleClick expects to continue to be, subject to claims in the ordinary course of DoubleClick's business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by DoubleClick or DoubleClick's customers. In particular, DoubleClick does not conduct exhaustive patent searches to determine whether DoubleClick's technology infringes patents held by others. In addition, the protection of proprietary rights in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, that provide for technologies similar to DoubleClick's.

    Third party infringement claims and any resultant litigation, should it occur, could subject DoubleClick to significant liability for damages, restrict DoubleClick from using DoubleClick's technology or operating its business generally, or require changes to be made to DoubleClick's technology. Even if DoubleClick prevails, litigation is time-consuming and expensive to defend and would result in the diversion of management's time and attention.
Any claims from third parties may also result in limitations on DoubleClick's ability to use the intellectual property subject to these claims unless DoubleClick is able to enter into royalty, licensing or other similar agreements with the third parties asserting these claims. Such agreements, if required, may be unavailable on terms acceptable to DoubleClick, or at all. If DoubleClick is unable to enter into these types of agreements, DoubleClick would be required to either cease offering the subject product or change the technology underlying the applicable product. If a successful claim of infringement is brought against DoubleClick and DoubleClick fails to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect DoubleClick's business, financial condition and results of operations.

DOUBLECLICK'S BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED BY LAWSUITS RELATED TO PRIVACY AND DOUBLECLICK'S BUSINESS PRACTICES.

    DoubleClick is a defendant in several pending lawsuits alleging, among other things, that DoubleClick unlawfully obtains and uses Internet users' personal information and that DoubleClick's use of cookies violates various laws. DoubleClick is the subject of an inquiry involving the attorneys general of several states relating to DoubleClick's practices in the collection, maintenance and use of information about, and DoubleClick's disclosure of these information practices to, Internet users. DoubleClick may in the future receive additional regulatory inquiries and DoubleClick intends to cooperate fully. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain.

    DoubleClick cannot quantify the amount of monetary or human resources that DoubleClick will be required to use to defend itself in these proceedings. DoubleClick may need to spend significant amounts on its legal defense, senior management may be required to divert their attention from other portions of DoubleClick's business, new product launches may be deferred or canceled as a result of these proceedings, and DoubleClick may be required to make changes to DoubleClick's present and planned products or services, any of which could materially and adversely affect DoubleClick's business, financial condition and results of operations. If, as a result of any of these proceedings, a judgment is rendered or a decree is entered against DoubleClick, it may materially and adversely affect DoubleClick's business, financial condition and results of operations.

DOUBLECLICK'S BUSINESS DEPENDS IN PART ON SUCCESSFUL ADAPTATION OF ITS BUSINESS TO INTERNATIONAL MARKETS, IN WHICH DOUBLECLICK HAS LIMITED EXPERIENCE. FAILURE TO SUCCESSFULLY MANAGE THE RISKS OF INTERNATIONAL OPERATIONS AND SALES AND MARKETING EFFORTS WOULD HARM DOUBLECLICK'S RESULTS OF OPERATION AND FINANCIAL CONDITION.

    DoubleClick has operations in a number of countries. DoubleClick has limited experience in developing localized versions of DoubleClick's solutions and in marketing, selling and distributing DoubleClick's solutions internationally. DoubleClick sells its products and services through DoubleClick's directly and indirectly owned subsidiaries in Australia, the Benelux countries, Canada, France, Germany, Spain, Ireland, Italy, Scandinavia and the United Kingdom. DoubleClick also operates its media business through business partners in Japan and Asia (Hong Kong, Taiwan, Korea, China and Singapore) and generally operates its technology business through its directly or indirectly owned subsidiaries in these jurisdictions. A great deal of DoubleClick's success in these markets is directly dependent on the success of DoubleClick's business partners and their dedication of sufficient resources to DoubleClick's relationship.

    DoubleClick's international operations are subject to other inherent risks, including:

     the high cost of maintaining international operations;

     uncertain demand for DoubleClick's products and services;

     the impact of recessions in economies outside the United States;

     changes in regulatory requirements;

     more restrictive data protection regulation;

     reduced protection for intellectual property rights in some countries;

     potentially adverse tax consequences;

     difficulties and costs of staffing and managing foreign operations;

     political and economic instability;

     fluctuations in currency exchange rates; and

     seasonal fluctuations in Internet usage.

    These risks may have a material and adverse impact on the business, results of operations and financial condition of DoubleClick's operations in a particular country and could result in a decision by DoubleClick to reduce or discontinue operations in that country. The combined impact of these risks in each country may also materially and adversely affect the business, results of operations and financial condition of DoubleClick as a whole.

ANTI-TAKEOVER PROVISIONS IN DOUBLECLICK'S CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE DOUBLECLICK.

    Some of the provisions of DoubleClick's certificate of incorporation, DoubleClick's bylaws and Delaware law could, together or separately:

     discourage potential acquisition proposals;

     delay or prevent a change in control; or

     impede the ability of DoubleClick's stockholders to change the composition of DoubleClick's board of directors in any one year.

    As a result, it could be more difficult to acquire DoubleClick, even if doing so might be beneficial to DoubleClick's stockholders. Difficulty in acquiring DoubleClick could, in turn, limit the price that investors might be willing to pay in the future for shares of DoubleClick's common stock.

DOUBLECLICK'S STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS, AND THIS VOLATILITY COULD RESULT IN DOUBLECLICK BECOMING SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

    The market price of DoubleClick's common stock has fluctuated in the past and is likely to continue to be highly volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. Investors may be unable to resell their shares of DoubleClick's common stock at or above their purchase price.

    Additionally, in the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in DoubleClick's industry have been subject to this type of litigation in the past. DoubleClick may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect DoubleClick's business, financial condition and results of operations.

FUTURE SALES OF DOUBLECLICK'S COMMON STOCK MAY AFFECT THE MARKET PRICE OF DOUBLECLICK'S COMMON STOCK.

    As of June 30, 2001, DoubleClick had 134,078,768 shares of common stock outstanding, excluding 23,345,903 shares subject to options outstanding as of such date under DoubleClick's stock option plans that are exercisable at prices ranging from $0.03 to $124.56 per share. DoubleClick cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of DoubleClick's common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares included in such registration statements issued upon the exercise of stock options), or the perception that such sales could occur, may materially reduce prevailing market prices for DoubleClick's common stock.

                    RISKS RELATED TO DOUBLECLICK'S INDUSTRY

ADVERTISERS MAY BE RELUCTANT TO DEVOTE A PORTION OF THEIR BUDGETS TO INTERNET ADVERTISING AND DIGITAL MARKETING SOLUTIONS.

    Companies doing business on the Internet, including DoubleClick, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising or digital marketing solutions if they perceive the Internet to be a limited or ineffective marketing medium. Any shift in marketing budgets away from Internet advertising spending or digital marketing solutions could materially and adversely affect DoubleClick's business, results of operations or financial condition.

THE LACK OF APPROPRIATE ADVERTISING MEASUREMENT STANDARDS OR TOOLS MAY CAUSE DOUBLECLICK TO LOSE CUSTOMERS OR PREVENT DOUBLECLICK FROM CHARGING A SUFFICIENT AMOUNT FOR ITS PRODUCTS AND SERVICES.

    Because digital marketing remains a new discipline, there are currently no generally accepted methods or tools for measuring the efficacy of digital marketing, as there are for advertising in television, radio, cable and print. Many traditional advertisers may be reluctant to spend sizable portions of their budget on digital marketing until there exist widely accepted methods and tools that measure the efficacy of their campaigns.

    DoubleClick's customers may also challenge or refuse to accept DoubleClick's research and reporting offerings. A competitor's research and reporting offerings may gain broader acceptance. DoubleClick could lose customers or fail to gain customers if its products and services do not utilize the generally accepted measuring methods and tools. Further, new measurement standards and tools could require DoubleClick to change its business and the means used to charge its customers, which could result in a loss of customers or revenues. Even if DoubleClick's products and services become widely accepted, DoubleClick may find that the profit potential of its research and reporting offerings is limited, and that spending by traditional advertisers does not appreciably increase as a result.

NEW LAWS IN THE UNITED STATES AND INTERNATIONALLY COULD HARM DOUBLECLICK'S BUSINESS.

    Laws applicable to Internet communications, e-commerce, Internet advertising, data protection and direct marketing are becoming more prevalent in the United States and worldwide. For example, various U.S. state and foreign governments may attempt to regulate DoubleClick's ad delivery or levy sales or other taxes on DoubleClick's activities.

    In addition, the laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It is difficult to determine whether and how existing laws such as those governing intellectual property, data protection, libel and taxation apply to the Internet, Internet advertising and DoubleClick's business.

    The growth and development of Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. These proposals may seek to impose additional burdens on companies conducting business over the Internet. In particular, new limitations on the collection and use of information relating to Internet users are currently being considered by legislatures and regulatory agencies in the United States and internationally. DoubleClick is unable to predict whether any particular proposal will pass, or the nature of the limitations in those proposals. Since many of the proposals are in their development stage, DoubleClick cannot yet determine the impact these may have on DoubleClick's business. In addition, it is possible that changes to existing law, including both amendments to existing law and new interpretations of existing law, could have a material and adverse impact on DoubleClick's business, financial condition and results of operations.

    The following are examples of proposals currently being considered in the United States and internationally:

     Legislation has been proposed in some jurisdictions to regulate the use of cookie technology. DoubleClick's technology uses cookies for ad targeting and reporting, among other things. It is possible that the changes required for compliance are commercially unfeasible, or that DoubleClick is simply unable to comply and, therefore, may be required to discontinue the relevant business practice.

     Data protection officials in certain European countries have voiced the opinion that a Internet protocol address is personally-identifiable information. In those countries in which this opinion prevails, the applicable national data protection law could be interpreted to subject DoubleClick to a more restrictive regulatory regime. DoubleClick cannot assure you that its current policies and procedures would meet more restrictive standards. The cost of such compliance could be material and DoubleClick may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

     Legislation has been proposed to prohibit the sending of 'unsolicited commercial email' or 'spam.' It is possible that legislation will be passed that requires DoubleClick to change its current practices, or subject DoubleClick to increased legal liability for its consent-based email delivery and list services business.

     Legislation is under consideration that would regulate the practice of online preference marketing, as practiced by DoubleClick and other Network Advertising Initiative member companies. Such legislation, if passed, could require DoubleClick to change or discontinue its plans for online preference marketing services. The changes DoubleClick may be required to make could diminish the market acceptance of DoubleClick's offerings.

     The Federal Trade Commission is currently reviewing the need to regulate the manner in which offline information about consumers is collected and used by businesses. The value of the Abacus database, and the future viability of the DoubleClick business, could be adversely affected by legislation or regulation that limits the manner in which offline information about consumers is collected and used.

    Any legislation enacted or regulation issued could dampen the growth and acceptance of the digital marketing industry in general and of DoubleClick's offering in particular. In response to evolving legal requirements, DoubleClick may be compelled to change or discontinue an existing offering, business, or business model, or to cancel a proposed offering or new business. Any of these circumstances could have a material and adverse impact on DoubleClick's business, financial condition and results of operations. These change could also require DoubleClick to incur significant expenses, and DoubleClick may not find itself able to replace the revenue lost as a consequence of the changes.

    DoubleClick is a member of the Network Advertising Initiative and the Direct Marketing Association, both industry self-regulatory organizations. DoubleClick cannot assure you that these organizations will not adopt additional, more burdensome guidelines, which could materially and adversely affect the business, financial condition and results of operations of DoubleClick.

DEMAND FOR DOUBLECLICK'S PRODUCTS AND SERVICES MAY DECLINE DUE TO THE PROLIFERATION OF SOFTWARE DESIGNED TO PREVENT THE DELIVERY OF INTERNET ADVERTISING OR BLOCK THE USE OF COOKIES.

    DoubleClick's business may be adversely affected by the adoption by computer users of technologies that harm the performance of DoubleClick's products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising, or Internet browsers set to block the use of cookies. DoubleClick cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of DoubleClick's products and services. In the case that one or more of these technologies are widely adopted, demand for DoubleClick's products and services would decline.

DOUBLECLICK'S BUSINESS MAY SUFFER IF THE WEB INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON IT.

    DoubleClick's success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. DoubleClick cannot assure you that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, DoubleClick may have to spend considerable amounts to adapt DoubleClick's solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. These outages and delays could impact the Web sites of Web publishers using DoubleClick's solutions and the level of user traffic on Web sites on DoubleClick's DoubleClick networks.

DOUBLECLICK DATA IS DEPENDENT ON THE SUCCESS OF THE DIRECT MARKETING INDUSTRY FOR ITS FUTURE SUCCESS.

    The future success of DoubleClick Data is dependent in large part on the continued demand for DoubleClick's services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to DoubleClick. Most of DoubleClick's Abacus customers are large consumer merchandise catalog operators in the United States. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalog operators from the Abacus Alliance, would have a material adverse effect on DoubleClick's business, financial condition and results of operations. Many industry experts predict that electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, will increase significantly in the future. To the extent this increase occurs, companies that now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for some DoubleClick Data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

INCREASES IN POSTAL RATES AND PAPER PRICES COULD HARM DOUBLECLICK DATA.

    The direct marketing activities of DoubleClick's Abacus Alliance customers are adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Higher postal rates may result in fewer mailings of direct marketing materials, with a corresponding decline in the need for some of the direct marketing services offered by DoubleClick. Increased postal rates can also lead to pressure from DoubleClick's customers to reduce DoubleClick's prices for its services in order to offset any postal rate increase. Higher paper prices may also cause catalog companies to conduct fewer or smaller mailings which could cause a corresponding decline in the need for DoubleClick's services. DoubleClick's customers may aggressively seek price reductions for DoubleClick's services to offset any increased materials cost. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of DoubleClick's Abacus business.

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

    Five of the actions were filed in California state court, 13 in federal court, one in Texas state court and one in Illinois state court. On March 31, 2000, the plaintiff in one of the California state court proceedings filed a petition, ordered by the court on May 11, 2000, to coordinate the four actions then pending in the California state courts. The Judicial Panel on Multidistrict Litigation granted our motions to transfer, coordinate and consolidate all thirteen federal actions before Judge Buchwald in the Southern District of New York. On March 28, 2001, Judge Buchwald dismissed all federal lawsuits against DoubleClick. The plaintiffs have noticed their appeal to the Second Circuit Court of Appeals. We believe that these lawsuits are without merit and we intend to vigorously defend ourselves against them.

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

    Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants DoubleClick, certain of its officers and directors and certain underwriters of DoubleClick's initial public offering. The complaints allege, among other things, that certain alleged compensation arrangements entered into by the underwriters (such as commission payments or stock stabilization practices) were not properly disclosed in the registration statement for the initial public offering. DoubleClick and its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933. Additionally, a single complaint includes a claim against DoubleClick and its officers and directors under Section 10(b) of the Securities Exchange Act of 1934. Similar complaints have been filed against more than 100 other issuers that had initial public offerings since 1998. DoubleClick anticipates that the actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. DoubleClick intends to defend these actions vigorously, however, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

    An unfavorable outcome in litigation could materially and adversely affect DoubleClick's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our 2001 Annual Meeting of Stockholders on May 31, 2001. At that meeting, our stockholders approved the following proposals: (i) election of Thomas S. Murphy, Mark E. Nunnelly and Kevin J. O'Connor as Class I directors whose term expires in 2004, and (ii) ratification of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2001.

    There were 107,427,008 votes cast for and 738,206 votes withheld in connection with the election of Thomas S. Murphy as a director. There were 107,619,275 votes cast for and 545,939 votes withheld in connection with the election of Mark E. Nunnelly as a director. There were 94,416,958 votes cast for and 13,748,256 votes withheld in connection with the election of Kevin J. O'Connor as a director. The remainder of our board of directors remains as previously reported. There were 107,842,997 votes cast for, 254,967 votes cast against and 67,250 abstentions in connection with the ratification of PricewaterhouseCoopers LLP as independent auditors.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) None.

    (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K, Item 5, on June 14, 2001, attaching our merger agreement with MessageMedia, Inc. and attaching the press release that announced the terms of our pending acquisition of MessageMedia, Inc.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001                     DOUBLECLICK INC.

                                          By:         /s/ THOMAS ETERGINO
                                              ..................................
                                                       THOMAS ETERGINO
                                             VICE PRESIDENT OF CORPORATE FINANCE
                                                (CHIEF ACCOUNTING OFFICER AND
                                                  DULY AUTHORIZED OFFICER)