Form 10-Q
period 2001-09-30
DOUBLECLICK INC
filed 2001-11-14
CIK 1049480

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       OR

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ TO__________

                        Commission file number: 000-23709

                                DOUBLECLICK INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                            13-3870996
  (State or Other Jurisdiction of                               (IRS Employer
   Incorporation or Organization)                           Identification Number)


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

Yes [x] No [ ]

         As of November 1, 2001 there were 133,812,056 shares of the registrant's common stock outstanding, including 207,325 shares exchangeable into shares of the registrant's common stock, which were issued in connection with the registrant's acquisition of FloNetwork Inc.

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:       Financial Statements (unaudited)
              Consolidated Balance Sheets as of September 30, 2001 and
                December 31, 2000...................................................................  3
              Consolidated Statements of Operations for the three and
                nine months ended September 30, 2001 and 2000.......................................  4
              Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2001 and 2000............................................  5
              Notes to Consolidated Financial Statements............................................  6
Item 2:       Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................................. 18
Item 3:       Quantitative and Qualitative Disclosures
                about Market Risk................................................................... 31

PART II: OTHER INFORMATION

Item 1:       Legal Proceedings..................................................................... 45
Item 5:       Other Information..................................................................... 45
Item 6:       Exhibits and Reports on Form 8-K...................................................... 46

Item 1.  Financial Statements

                                DOUBLECLICK INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)


                                                                                      September 30,     December 31,
                                                                                          2001             2000
                                                                                      -------------     ------------
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................................................      $  185,932        $  193,682
Investments in marketable securities............................................         379,512           422,495
Accounts receivable, net of allowances of $29,143 and $26,715, respectively.....          80,502           120,029
Prepaid expenses and other current assets.......................................          41,295            36,934
                                                                                      ----------        ----------

   Total current assets.........................................................         687,241           773,140

Investments in marketable securities............................................         213,038           257,199
Property and equipment, net.....................................................         166,265           168,192
Goodwill, net...................................................................          63,581            46,256
Intangible assets, net..........................................................          18,518             6,519
Investments in affiliates.......................................................          16,696            37,457
Other assets....................................................................           9,579             9,780
                                                                                      ----------        ----------

   Total assets.................................................................      $1,174,918        $1,298,543
                                                                                      ==========        ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable................................................................      $   41,265        $   81,038
Accrued expenses and other current liabilities..................................          80,909            96,002
Deferred revenue................................................................          20,057            33,590
                                                                                      ----------        ----------

   Total current liabilities....................................................         142,231           210,630

Long-term obligations and notes.................................................          18,044            15,609
Convertible subordinated notes..................................................         229,700           250,000
Minority interest...............................................................          20,086             5,247

STOCKHOLDERS' EQUITY:

Common stock, par value $0.001; 400,000,000 shares
   authorized, 134,491,569 and 123,728,169 shares
   issued, respectively.........................................................             134               124
Treasury stock, 765,000 and 160,283 shares, respectively........................          (4,464)          (18,419)
Additional paid-in capital......................................................       1,264,412         1,116,172
Deferred compensation...........................................................               -              (236)
Accumulated deficit.............................................................        (484,528)         (265,812)
Other accumulated comprehensive loss............................................         (10,697)          (14,772)
                                                                                      -----------       -----------

   Total stockholders' equity...................................................         764,857           817,057
                                                                                      ----------        ----------

   Total liabilities and stockholders' equity...................................      $1,174,918        $1,298,543
                                                                                      ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                                             --------------------------------   -------------------------------
                                                                   2001             2000             2001             2000
                                                                ---------         ---------       ---------         ---------
Revenue.....................................................    $  92,693         $ 135,169       $ 309,498         $ 373,312
Cost of revenue.............................................       39,888            57,216         136,620           169,232
                                                                ---------         ---------       ---------         ---------

   Gross profit.............................................       52,805            77,953         172,878           204,080

Operating expenses:
   Sales and marketing (inclusive of non-cash compensation of
     $nil, $7,862, $15,233 and $17,616, respectively).......       40,784            60,939         148,170           166,354
   General and administrative (inclusive of non-cash
     compensation of $nil, $63, $259 and $164, respectively)       16,375            20,815          52,790            63,815
Product development.........................................       14,036            12,179          42,472            33,030
Amortization of intangibles.................................       16,449            14,067          42,358            32,605
Goodwill impairment.........................................       63,287                 -          63,287                 -
Purchased in-process research and development...............            -                 -           1,300                 -
Restructuring charge........................................        5,259                 -          35,939                 -
                                                                ---------         ---------       ---------         ---------

     Total operating expenses...............................      156,190           108,000         386,316           295,804

Loss from operations                                             (103,385)          (30,047)       (213,438)          (91,724)

Other income (expense):
   Equity in earnings (losses) of affiliates................         (557)              374          (2,599)           (4,385)
   Gain on equity transactions of affiliates, net...........            -            20,727           1,924            29,676
   Impairment of equity investment..........................      (11,735)                -         (11,735)                -
   Write-down of warrant....................................            -           (18,650)              -           (18,650)
   Interest and other, net..................................        7,012            16,272          18,949            34,885
                                                                ---------         ---------       ---------         ---------

Total other income (expense)................................       (5,280)           18,723           6,539            41,526

Loss before income taxes....................................     (108,665)          (11,324)       (206,899)          (50,198)
Benefit (provision) for income taxes........................        1,483               147            (269)           (1,485)
                                                                ---------         ---------       ----------        ----------

Loss before minority interest...............................     (107,182)          (11,177)       (207,168)          (51,683)

Minority interest...........................................           74               453           1,718               453
                                                                ---------         ---------       ---------         ---------

Net loss before extraordinary item..........................     (107,108)          (10,724)       (205,450)          (51,230)

Extraordinary gain on early extinguishment of debt, net of
   taxes of $2,784..........................................        3,645                 -           3,645                 -

Net loss....................................................    $(103,463)        $ (10,724)      $(201,805)        $ (51,230)
                                                                =========         =========       =========         =========

Basic and diluted net loss per share before extraordinary item  $   (0.80)        $   (0.09)      $   (1.57)        $   (0.43)
                                                                =========         =========       =========         =========

Basic and diluted net loss per share........................    $   (0.77)        $   (0.09)      $   (1.54)        $   (0.43)
                                                                =========         =========       =========         =========

Weighted-average shares used in net loss
   per share-basic and diluted..............................      134,300           122,621         130,869           120,517
                                                                =========         =========       =========         =========


The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                ------------------
                                                                                                2001         2000
                                                                                                ----         ----
                  CASH FLOWS FROM OPERATING ACTIVITIES

Net loss.................................................................                   $(201,805)      (51,230)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and leasehold amortization...............................                      39,710        23,020
   Amortization of intangible assets.....................................                      42,745        32,605
   Equity in losses of affiliates........................................                       2,599         4,385
   Gain on equity transactions of affiliates, net........................                      (1,924)      (29,676)
   Impairment of equity investment.......................................                      11,735             -
   Goodwill impairment...................................................                      63,287             -
   Write-down of warrant.................................................                           -        18,650
   Write-down of investment and other non-cash charges...................                       7,265             -
   Write-off of purchased in-process research and development............                       1,300             -
   Income tax benefit from the exercise of stock options.................                         120             -
   Gain on early extinguishment of debt..................................                      (6,429)            -
   Minority interest.....................................................                      (1,718)         (453)
   Non-cash restructuring charge.........................................                      14,004             -
   Non-cash compensation.................................................                      15,492        17,780
   Provision for bad debts and advertiser credits........................                      24,096        37,261

Changes in operating assets and liabilities:
   Accounts receivable...................................................                      22,823       (73,476)
   Prepaid expenses and other assets.....................................                      (4,698)      (22,411)
   Accounts payable......................................................                     (23,789)       36,649
   Accrued expenses and other liabilities................................                      (7,641)       31,151
   Deferred revenue......................................................                     (15,177)        7,365
                                                                                              --------      -------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.................                     (18,005)       31,620

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of investments in marketable securities........................                    (341,086)     (392,949)
Maturities of investments in marketable securities.......................                     437,009        25,828
Purchases of property, plant and equipment...............................                     (56,986)     (102,704)
Security deposits........................................................                           -        (5,820)
Acquisitions of businesses and intangible assets, net of cash acquired...                     (39,992)      (21,165)
Investments in affiliates and other......................................                        (963)      (12,760)
                                                                                              --------      --------

     NET CASH USED IN INVESTING ACTIVITIES...............................                      (2,018)     (509,570)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock net of issuance costs.........                       2,363       502,918
Proceeds from the exercise of stock options and the issuance of warrants.                       6,201        49,643
Proceeds from the issuance of notes payable..............................                         510             -
Proceeds from the issuance of stock by affiliate.........................                      25,380         5,614
Repurchase of convertible debt...........................................                     (12,958)            -
Purchase of treasury stock...............................................                      (2,976)            -
Payment of notes and capital lease obligations...........................                      (3,184)         (448)
                                                                                              --------      --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES...........................                      15,336       557,727

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.............                      (3,063)         (177)
                                                                                              --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................                      (7,750)       79,600

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................                     193,682       119,238
                                                                                            ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................                     $185,932      $198,838
                                                                                              ========      ========


The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of business

         DoubleClick Inc., together with its subsidiaries ("DoubleClick"), is a leading provider of products and services that enable publishers, advertisers, direct marketers and merchants to market to consumers in the digital world. DoubleClick offers a broad range of media, technology, data and research products and services to its customers to allow them to address all aspects of the digital marketing process, from pre-campaign, to execution, measurement and campaign refinements. Combining media, data and technological expertise, DoubleClick's products and services help its customers optimize their advertising and marketing campaigns on the Internet and through other media.

         DoubleClick derives its revenues from three business units: Technology (or "TechSolutions"), Media and Data based on the types of services provided. DoubleClick TechSolutions consists of the DART-based service bureau offering, the AdServer family of software products and a suite of email technology services. DoubleClick Media consists of the worldwide DoubleClick networks, which provide fully outsourced and effective ad sales and related services to a worldwide group of advertisers and publishers. DoubleClick Data includes its Abacus division that utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make both online and offline direct marketing more efficient for Abacus Alliance members and other clients. DoubleClick Data also includes Diameter, DoubleClick's research division, an online research business that offers a complete suite of research tools, providing media intelligence, audience measurement and advertising effectiveness products.

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

         At September 30, 2001 and 2000, outstanding options of approximately
22.4 million and 22.7 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share excludes the effect of 5,568,479 shares issuable upon conversion of $229.7 million, 4.75% Convertible Subordinated Notes due 2006, since their inclusion would also have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


Issuance of stock by affiliates

         Changes in DoubleClick's interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the consolidated statements of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 51.

Concentrations of credit risk

         Financial instruments that potentially subject DoubleClick to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and accounts receivable.

         Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. DoubleClick performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.

New accounting pronouncements

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS 141 and 142 are effective for business combinations completed after June 30, 2001. DoubleClick will adopt these statements on January 1, 2002; however, as noted above, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. Management is in the process of evaluating the effect that the adoption of the remaining provisions of SFAS No. 142 will have on DoubleClick's results of operations and financial position.

         In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", which had an initial adoption date of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise on the adoption of the statement. DoubleClick adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 had no material impact on DoubleClick's financial condition or results of operations.

NOTE 2 - BUSINESS COMBINATIONS

FloNetwork Inc.

         On April 23, 2001, DoubleClick completed its acquisition of FloNetwork Inc. ("FloNetwork"), a privately-held provider of email technology services. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, option and warrants of FloNetwork in exchange for $17.1 million in cash, DoubleClick common stock valued at $30.7 million and stock options and warrants to acquire DoubleClick common stock valued at $3.8 million. The value of the approximately 2,800,000 shares of DoubleClick common stock issued was determined based on the average market price of DoubleClick common stock, as quoted on the Nasdaq National Market, for the day immediately prior to, the day of, and the day immediately after the number of shares and cash consideration due to FloNetwork shareholders became irrevocably fixed pursuant to the agreement under which FloNetwork was acquired. The FloNetwork options and warrants assumed by DoubleClick as the result of this merger converted into options and warrants to acquire approximately 430,000 shares of DoubleClick common stock

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


and have been valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

         Expected dividend yield                   0.0%
         Risk-free interest rate                   4.5%
         Expected life (in years)                  4.1
         Volatility                                115%

         The aggregate purchase price of $52.7 million, which includes approximately $1.1 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows:

         Current assets                                         $ 5.4
         Acquired in-process research and development             1.3
         Other intangible assets                                  6.5
         Goodwill                                                45.0
         Other non-current assets                                 3.3
                                                                -----
              Total assets acquired                             $61.5

         Current liabilities                                    $(8.8)
                                                                -----
              Total liabilities assumed                         $(8.8)

         Net assets acquired                                    $52.7
                                                                =====


         On the basis of fair value appraisals, approximately $4.3 million of the purchase price has been allocated to acquired technology, $2.2 million to customer lists and $1.3 million to purchased in-process research and development. The amounts allocated to customer lists and acquired technology are being amortized on a straight-line basis over 2 and 3 years, respectively. The amounts attributed to in-process research and development projects have been charged to operations as they had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses. DoubleClick has also recorded approximately $45.0 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and is being amortized on a straight-line basis over three years.

         The results of operations for FloNetwork have been included in DoubleClick's consolidated statements of operations from the date of acquisition.

@plan.inc

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

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


         Expected dividend yield                      0.0%
         Risk-free interest rate                      6.1%
         Expected life (in years)                     4.3
         Volatility                                   107%

         The aggregate purchase price of $104.3 million, which includes approximately $0.8 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition as follows:

         Cash                                                   $ 26.6
         Other current assets                                      3.5
         Goodwill                                                 79.1
         Other non-current assets                                  0.8
                                                                ------
              Total assets acquired                             $110.0

         Current liabilities                                    $ (5.7)
                                                                ------
              Total liabilities assumed                         $ (5.7)

         Net assets acquired                                    $104.3
                                                                ======

         DoubleClick has recorded approximately $79.1 million in goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax-deductible and is being amortized on a straight-line basis over three years.

         The results of operations for @plan have been included in DoubleClick's consolidated statements of operations from the date of acquisition. In the third quarter of 2001, DoubleClick took an impairment charge related to its investment in @plan. See Note 6, "Goodwill impairment."

         The following pro forma results of operations have been prepared assuming that the acquisition of FloNetwork and @plan occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions been consummated on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


                                                         Nine months ended September 30,
                                                         -------------------------------
                                                             2001              2000
                                                             ----              ----
                                                              (in thousands, except
                                                                per share amounts)
         Revenues                                         $ 317,693         $390,555
         Amortization of intangible assets                   50,265           65,116
         Net loss                                         $(213,888)        $(97,604)
         Net loss per basic and diluted share                 (1.61)           (0.77)

DoubleClick Japan

         In July 2000, DoubleClick contributed its wholly-owned subsidiary , NetGravity Japan, to its affiliate DoubleClick Japan in return for an additional 27% ownership interest in DoubleClick Japan. In addition to increasing DoubleClick's equity interest to approximately 37%, the agreement with DoubleClick Japan enables it to elect a majority of the seats on DoubleClick Japan's Board of Directors and exercise a controlling financial interest in its operations. Accordingly, DoubleClick has consolidated the net assets and results of operations of DoubleClick Japan as of the date of the transfer. As DoubleClick Japan's net assets and results and operations had not previously been consolidated in DoubleClick's financial statements, this simultaneous transfer and acquisition was treated as a partial sale of DoubleClick's interest in NetGravity and a step acquisition of an additional equity interest in DoubleClick Japan. Full reverse acquisition accounting was applied and a $20.7 million gain recognized to the extent that NetGravity Japan was deemed sold to the minority shareholders of DoubleClick Japan. This gain has been included in "Gain on equity transactions of affililates, net" in the consolidated statements of operations. Goodwill of $21.3 million was recorded to reflect the proportionate step-up in DoubleClick Japan's net assets as the result of the reverse acquisition.

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

NOTE 3 - INVESTMENT IN VALUECLICK, INC.

         DoubleClick's investment in ValueClick, Inc. ("ValueClick") is accounted for under the equity method. DoubleClick records its proportionate share of ValueClick's net income or loss and the amortization of goodwill associated with this investment in "Equity in losses of affiliates" in the consolidated statements of operations. This goodwill is being amortized on a straight-line basis over three years.

         In the first quarter of 2000, DoubleClick recorded the effects of ValueClick's initial public offering of 4.0 million shares of common stock at $19.00 per share. ValueClick's net proceeds, after deducting underwriting discounts, commissions and direct offering costs, were approximately $68.6 million. As a result of this offering, DoubleClick's ownership interest was reduced from 33.0% to 28.1% and the value of its proportionate share of ValueClick's net assets increased. DoubleClick recorded an increase in the value of its investment in ValueClick of $12.9 million, reduced the carrying amount of treasury stock to approximately $23.8 million and recognized a gain of approximately $8.9 million. This gain has been included in "Gain on equity transactions of affiliates, net" in the consolidated statements of operations.

         In the third quarter of 2000, DoubleClick management determined that the remaining exercise period of its warrant to purchase approximately 10.8 million additional common shares of ValueClick was not a sufficient period to allow for the price of ValueClick common stock to move above the warrant's strike price. The application of an option pricing model confirmed that the estimated fair value of the ValueClick warrant was negligible. As a result,

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


DoubleClick wrote off the entire value of the warrant and recognized an impairment charge of approximately $18.7 million. This charge has been recorded in "Write-down of warrant" in the consolidated statements of operations.

         In the third quarter of 2000, DoubleClick recognized its proportionate share of the gain resulting from the initial public offering of ValueClick Japan, a consolidated subsidiary of ValueClick. Pursuant to SAB 51, ValueClick recognized a gain to the extent that a portion of its interest was deemed sold through the offering at a price higher than its original basis. DoubleClick's proportionate share of this gain, approximately $3.9 million, has been included in "Equity in losses of affiliates" in the consolidated statements of operations.

         In the first quarter of 2001, DoubleClick recorded the effects of ValueClick's issuance of approximately 5.7 million shares to complete a purchase acquisition of Bach Systems, Inc. ("Bach Systems") and to consummate a pooling of interests merger with ClickAgents.com, Inc. ("ClickAgents"). DoubleClick has treated the ValueClick's pooling with ClickAgents as a book value purchase of ClickAgents by ValueClick. As a result of these transactions, DoubleClick's ownership interest was reduced from 28.1% to 23.5% and the value of its proportionate share of ValueClick's net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick of $3.8 million, reduced the carrying value of treasury stock to approximately $15.3 million and recognized a loss of approximately $3.8 million. This loss has been included in Gain on equity transactions of affiliates, net" in the consolidated statements of operations.

         Under the terms of the purchase agreement, ValueClick may issue additional shares of common stock to the former shareholders of Bach Systems if certain performance objectives are achieved over the eight quarters following the closing date. To date, ValueClick has not recorded any additional consideration related to this contingency.

         In the second quarter of 2001, DoubleClick recorded the effects of ValueClick's issuance of approximately 2.7 million shares to complete its pooling of interest merger with Z Media, Inc. As a result of the merger, DoubleClick's ownership interest in ValueClick was reduced from 23.5% to 21.7% and the value of its proportionate share of ValueClick's net assets decreased. Pursuant to its accounting policy, DoubleClick recorded a decrease in the value of its investment in ValueClick of $1.8 million, reduced the carrying amount of treasury stock to $14.2 million and recognized a loss of approximately $1.5 million. This loss has been included in "Gain on equity transactions of affiliates, net" in the consolidated statements of operations.

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

         In response to the prolonged downturn of the economy in general, and the continued weakness in aggregate online advertising spending in particular, DoubleClick management undertook a review of the recoverability of certain of its investments in the third quarter of 2001. Noting the continued fall in the price of ValueClick stock, management determined that its investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million, which represented the difference between DoubleClick's carrying value and the estimated fair value of its investment in ValueClick. The estimated fair value of DoubleClick's investment in ValueClick was determined based on the closing market price of ValueClick stock on September 30, 2001.

         DoubleClick has recorded a full valuation allowance against the net deferred tax asset associated with its investment in ValueClick.

         For the three and nine month periods ended September 30, 2001, DoubleClick recognized approximately $0.2 million and $0.7 million, respectively of goodwill amortization associated with its investment in ValueClick. For the three and nine month periods ended September 30, 2000, such amortization totaled approximately $2.9 million and $7.0 million, respectively. As the result of the impairment charge incurred in the third quarter of 2001, all of the

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


remaining goodwill associated with DoubleClick's investment in ValueClick has been written off. Accordingly, DoubleClick will recognize no additional goodwill amortization expense related to this investment.


NOTE 4 - WRITE-DOWN OF INVESTMENT IN AFFILIATE

         As a result of the significant decline in the market value of Internet-based companies and the decreasing access of these companies to public and private financing, management initiated an assessment of the carrying values of certain of its investments in affiliates in the second quarter of 2001. In the course of its analysis, DoubleClick determined that the carrying value of its cost-method investee Return Path was no longer recoverable. As a consequence, DoubleClick wrote off its entire investment in Return Path and recognized an impairment charge of $4.5 million in the second quarter of 2001. This charge has been included in "Interest and other, net" in the consolidated statements of operations.

NOTE 5 - INITIAL PUBLIC OFFERING OF DOUBLECLICK JAPAN

         On April 25th, 2001, DoubleClick's consolidated subsidiary, DoubleClick Japan, completed its initial public offering of common stock on the Nasdaq Japan Market, issuing 23,456 shares at approximately $1,236 per share. DoubleClick Japan's net proceeds, after deducting underwriting discounts, commissions and direct offering costs, were approximately $25.4 million. As a result of this offering, DoubleClick's ownership interest in DoubleClick Japan decreased from 43.2% to 38.2%. DoubleClick recorded a $16.6 million increase in minority interest, reduced the carrying amount of the goodwill associated with its acquisition of DoubleClick Japan by $1.6 million and recognized a gain of approximately $7.2 million, which represented the incremental increase in consolidated net equity related to its proportionate share of the proceeds from DoubleClick Japan's stock offering. Pursuant to Accounting Principles Board Opinion No. 23, no deferred taxes have been recorded related to this gain as it is considered permanently reinvested in DoubleClick Japan. This gain has been included in "Gain on equity transactions of affiliates, net" in the consolidated statements of operations.


NOTE 6 - GOODWILL IMPAIRMENT

         The persistence of unfavorable economic conditions led DoubleClick management to undertake a review of the recoverability of certain of its investments in the third quarter of 2001. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, management concluded that its investments in @plan and Flashbase were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments in and the estimated fair value of these entities in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

         In the second quarter of 2001, management reviewed the recoverability of its investments in @plan and Flashbase. As @plan had only been acquired in February of 2001, management believed that it did not, at that time, have enough operational experience with this investment to determine that it was impaired.

         In connection with the restructuring activities undertaken in the beginning of 2001, DoubleClick reorganized its sweepstakes offering with the expectation that Flashbase would, through the improved visibility of its product line and a streamlined cost structure, continue to represent a viable component of its business despite lower-than-expected revenues generated to date. As of the end of the second quarter of 2001, management did not believe, given the reorganization and Flashbase's budgeted forecasts, that this investment was impaired. At the end of the third quarter, as this investment's results mirrored general economic trends and fell well short of projections, the decision was ultimately made to devote resources away from the sweepstakes offering and towards more profitable lines of business. It was at this time that management concluded its investment in Flashbase was impaired.

         The amount of the goodwill impairment was calculated based on discounted analyses of these entities' expected future cash flows, which were no longer deemed adequate to support the value of the goodwill associated with these investments. In both cases, sharply-reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate on-line advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001.

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


These entities' expected future cash flows and terminal values are based on management's budgeted forecasts and estimates. In its calculation to determine the impairment charge for its investment in @plan, DoubleClick used a discount rate of 15% and assumed a remaining useful life of 2.5 years, which represented the remaining useful life of the goodwill associated with this investment. In its calculation to determine the impairment charge for Flashbase, DoubleClick used a discount rate of 15% and a useful life of 1.75 years, which represented the remaining useful life of the goodwill associated with this investment.

NOTE 7 - NON-CASH COMPENSATION

         Non-cash compensation consists primarily of the additional consideration payable to certain former shareholders of DoubleClick Scandinavia. Additional shares of DoubleClick common stock were to be contingently issuable in March 2002 based upon the continued employment of the former shareholders and the attainment of specific revenue objectives for the for the year ended December 31, 2001. In May 2001, DoubleClick agreed to pay the former shareholders approximately $18.0 million in DoubleClick common stock, which was equal to the minimum consideration they were entitled to receive under the terms of the original agreement. As of March 31, 2001, DoubleClick had accrued approximately $7.5 million in compensation expense related to these payments. The remaining unexpensed portion of the contingent consideration, approximately $10.5 million, has been charged to earnings and included in "Sales and marketing" in the consolidated statements of operations.

NOTE 8 - CONVERTIBLE SUBORDINATED NOTES

         In the third quarter of 2001, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $13.6 million in cash. DoubleClick wrote off approximately $0.3 million in deferred issuance costs and recognized an extraordinary gain of approximately $3.6 million, net of taxes of approximately $2.8 million,as the result of the early retirement of this debt.

NOTE 9 - STOCKHOLDERS' EQUITY

         On September 17, 2001, DoubleClick announced that its Board of Directors authorized a stock repurchase program that will permit the repurchase of up to $100 million of outstanding DoubleClick common stock over a one-year period. In the third quarter of 2001, DoubleClick purchased 765,000 shares of its common stock at an average price of $5.84 per share.

         Pursuant to underwriting agreement dated February 17, 2000, DoubleClick completed a public offering of 7,500,000 shares of its common stock, of which DoubleClick sold 5,733,411 shares and certain stockholders sold 1,766,589 shares. DoubleClick's net proceeds were approximately $502.9 million, after deducting underwriting discounts, commissions and offering expenses.

         In January 2000, DoubleClick effected a two-for-one stock split in the form of a 100 percent stock dividend, which was approved for shareholders of record as of December 31, 1999.

NOTE 10 - RESTRUCTURING AND OTHER CHARGES

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

         As of September 30, 2001, all of the $2.4 million charge had been paid.

2001 Restructuring

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


         In March 2001 management took additional steps to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 230 employees, primarily from DoubleClick's Media operations, as well as the consolidation of some of its leased office space and the closure of several of its offices. As a result, DoubleClick recorded a $29.1million charge to operations during the first quarter of 2001. This charge included approximately $3.7 million for severance-related payments to terminated employees, approximately $9.3 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $15.2 million for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $0.9 million in other exit costs. These fixed asset impairments arose primarily from the write-off of the carrying values of leasehold improvements in offices that were abandoned as part of the restructuring activities.

         In connection with the restructuring initiatives begun in March 2001, DoubleClick recorded additional provisions totaling $1.6 million in the second quarter of 2001. This charge included estimated costs of approximately $182,000 for severance costs associated with a further work force reduction of 15 employees, approximately $629,000 in additional fixed asset write-offs, and approximately $440,000 thousand in consulting and professional fees related to the restructuring activities and approximately $396,000 in personnel-related costs associated with the decision to move the TechSolutions customer support department from New York to Colorado.

         As part of its ongoing restructuring activities, DoubleClick recorded restructuring provisions totaling $5.3million in the third quarter of 2001. These measures included the involuntary terminations of approximately 170 employees, primarily from DoubleClick's TechSolutions division. This charge included estimated costs of approximately $3.1 million for severance costs associated with this additional work force reduction, approximately $1.6 million in future lease costs, and approximately $0.6 million in other exit costs.

         Of the $35.9 million charge recorded in 2001, approximately $7.8 million and $2.7 million remain accrued in "Accrued expenses and other current liabilities" and "Long-term obligations and notes", respectively, as of September 30, 2001. DoubleClick expects to pay the remainder of the severance-related costs in fiscal 2001.

                                                             Fixed
                                                             asset        Future        Other
                                                            write-         lease        exit
                                               Severance      off          costs        costs        Total
                                              ------------------------------------------------------------
2000 restructuring
   Balance at January 1, 2001                 $ 1,172     $  --          $  --        $  --       $  1,172
   Cash expenditures                           (1,172)       --             --           --         (1,172)
   Non-cash charges                              --          --             --           --           --
                                              -------     --------       -------      -------     --------
   Balance at June 30, 2001                   $  --       $  --          $  --        $  --       $   --
                                              =======     ========       =======      =======     ========

2001 restructuring
   Restructuring charge                       $ 6,920     $ 15,798       $10,864      $ 2,357     $ 35,939

   Cash expenditures                           (6,272)       --           (3,960)      (1,196)     (11,428)
   Reversal of deferred rent liability           --          --            2,409         --          2,409
   Non-cash charges                              --        (15,798)         --           (615)     (16,413)
                                              -------     --------       -------      -------     --------
   Balance at September 30, 2001              $   648     $  --          $ 9,313      $   546     $ 10,507
                                              =======     ========       =======      =======     ========

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE 11 - INTEREST AND OTHER, NET

         The following summarizes the components of interest and other, net

                                                         Three months ended             Nine months ended
                                                           September 30,                  September 30,
                                                       ---------------------          --------------------
                                                        2001         2000               2001         2000
                                                        ----         ----               ----         ----
Interest income                                        $10,167      $14,472           $34,684      $40,369
Interest expense                                        (3,225)      (3,027)           (9,690)      (8,999)
Return Path write-down                                    --           --              (4,500)        --
AltaVista contract termination fees                       --          5,000              --          5,000
Other                                                       70         (173)           (1,545)      (1,485)
                                                       -------      -------           -------      -------
                                                       $ 7,012      $16,272           $18,949      $34,885
                                                       =======      =======           =======      =======

NOTE 12 - SEGMENT REPORTING

         DoubleClick is organized into three segments: Technology, Media and Data. Revenues and gross profit by segment are as follows:


                      Three months ended September 30, 2001      Three months ended September 30, 2000
                   Technology    Media     Data       Total      Technology    Media      Data    Total
                   ----------    -----     ----       -----      ----------    -----      ----    -----
Revenue             $48,533    $22,249    $24,130    $94,912      $53,493    $64,264    $24,020  $141,777
Intersegment
  elimination        (1,858)      --         (361)    (2,219)      (6,541)      --          (67)   (6,608)
                    -------    -------    -------    -------      -------    -------    -------  --------
Revenue from
  external
  customers         $46,675    $22,249    $23,769    $92,693      $46,952    $64,264    $23,953  $135,169
                    =======    =======    =======    =======      =======    =======    =======  ========
Segment gross
  profit            $29,309   $  6,289    $17,334    $52,932      $38,798    $21,089    $18,066  $ 77,953
                    =======    =======    =======    =======      =======    =======    =======  ========
Research
  consulting fees                                       (127)                                        --
                                                     -------                                     --------
Consolidated
  gross profit                                       $52,805                                     $ 77,953
                                                     =======                                     ========

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


                     Nine months ended September 30, 2001         Nine months ended September 30, 2000
                   Technology    Media     Data       Total      Technology    Media      Data    Total
                   ----------    -----     ----       -----      ----------    -----      ----    -----
Revenue            $155,249   $102,142    $61,683   $319,074     $141,921   $193,443    $54,538  $389,902
Intersegment
  elimination        (8,997)     --          (579)    (9,576)     (16,523)     --           (67)  (16,590)
                   --------   --------    -------   --------     --------   --------    -------  --------
Revenue from
  external
  customers        $146,252   $102,142    $61,104   $309,498     $125,398   $193,443    $54,471  $373,312
                   ========   ========    =======   ========     ========   ========    =======  ========
Segment gross
  profit           $ 99,199  $  32,956    $40,880   $173,035     $100,886   $ 65,260    $37,934  $204,080
                   ========   ========    =======   ========     ========   ========    =======  ========
Research
  consulting fees                                       (157)                                       --
                                                    --------                                     --------
Consolidated
  gross profit                                      $172,878                                     $204,080
                                                    ========                                     ========


         The accounting policies of DoubleClick's segments are the same as those described in the summary of significant accounting policies. Intersegment revenues, which relate primarily to DART and Data transfer fees and the research consulting fees charged by Diameter, are valued at approximately the same rates charged to external customers. DART and Data transfer fees are recognized as revenue by TechSolutions and Data, respectively, and as costs of revenue by DoubleClick's other business units in the computation of segment gross profit. Correspondingly, these transfer fees have no net impact on the determination of consolidated gross profit. The revenues generated from intersegment research consulting services are included as a component of Data's gross profit and are classified as operating expenses of DoubleClick's other business units. All such intersegment amounts are eliminated in the consolidated statements of operations.

NOTE 13 - COMPREHENSIVE LOSS

         Comprehensive loss consists of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $98.8 million and $8.0 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive loss was $197.7 million and $49.3 million, respectively.

NOTE 14 - CONTINGENCIES

Several civil litigations related to DoubleClick's online data collection practices are currently pending against DoubleClick. These proceedings seek remedies, including damages, of an indeterminable nature and amount, and allege variously that DoubleClick has unlawfully obtained and used customers' personal information. DoubleClick vigorously contests these allegations. On March 28, 2001, all federal data collection cases against DoubleClick were dismissed by Judge Buchwald in the Southern District of New York. The plantiffs have noticed their appeals to the Second Circuit Court of Appeals. Several proceedings remain pending in state court.

In addition, beginning in May 2001, a number of substantially identical class action complaints alleging violations of federal securities laws in connection with DoubleClick's initial public offering were filed in the United States District Court for the Southern District of New York naming as defendents DoubleClick, certain of its officers and directors and certain underwriters of DoubleClick's initial public offering. These cases are in their early stages; however, DoubleClick intends to dispute these allegations and defend these lawsuits vigorously.

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

DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that our financial condition and results of operations could be materially adversely effected by the ultimate outcome of the pending litigation. As of September 30, 2001, no provision has been made for any damages that may result upon the resolution of these uncertainties as the loss or range of loss cannot be reasonably estimated.

NOTE 15 - RECENT DEVELOPMENTS

         On June 1, 2001, DoubleClick announced the signing of an agreement, which was amended and restated on October 10, 2001, to acquire MessageMedia, Inc., a provider of permission-based, email marketing and messaging solutions. In the transaction, which will be accounted for as a purchase, DoubleClick will acquire all the outstanding shares, options and warrants of MessageMedia in exchange for 1,000,000 shares of DoubleClick common stock. All outstanding options and warrants to acquire shares of MessageMedia common stock will be assumed by

                                DOUBLECLICK INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


DoubleClick and converted into options and warrants to acquire DoubleClick common stock. In addition, DoubleClick has agreed to provide $1.5 million in bridge financing to satisfy MessageMedia's ongoing operating requirements. This transaction is subject to customary closing conditions, including MessageMedia shareholder approval. DoubleClick anticipates that this merger will be consummated prior to January 9, 2002.

         On November 13, 2001, DoubleClick announced that it had entered into an agreement to sell its European media business to AdLINK Internet Media AG ("AdLINK"). Under the terms of the pending transaction, AdLINK would acquire the Company's European media business for a value of $27.6 million in cash plus the assumption of certain liabilities associated with the Company's European media business. In addition, DoubleClick will receive reimbursement from AdLINK for certain restructuring costs to be incurred. The Company also entered into an option agreement with United Internet AG ("United Internet"), AdLINK's largest shareholder, under which United Internet would have the option to sell 15% of AdLINK's shares to the Company in exchange for $32.1 million. When this option is exercised, the Company will then have an option, exercisable under certain conditions, to acquire an additional 21% of AdLINK's shares from United Internet at no additional cost. In addition, DoubleClick will be represented on the AdLINK Board at the close of this transaction. The transaction is subject to approval of AdLINK shareholders and is expected to close in the first quarter of 2002.

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

OVERVIEW

     We are a leading provider of products and services that enable publishers, advertisers, direct markets and merchants to market to consumers in the digital world. We offer a broad range of media, technology, data and research products and services to our customers to allow them to address all facets of the digital marketing process, from pre-campaign, to execution, measurement and campaign refinements. Combining media, data and technological expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through other media. Our service and product offerings are grouped into three segments:

o  DoubleClick Technology Solutions ("Technology" or "TechSolutions");

o  DoubleClick Media  ("Media"); and

o  DoubleClick Data ("Data");

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method is prohibited. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS No. 141 and SFAS No. 142 are effective for business combinations completed after June 30, 2001. DoubleClick will adopt these statements on January 1, 2002; however, as noted above, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. Management is in the process of evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on DoubleClick's results of operations and financial position.

BUSINESS COMBINATIONS

     On April 23, 2001, DoubleClick competed its acquisition of FloNetwork Inc. ("FloNetwork"), a privately-held provider of email technology services. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, option and warrants of FloNetwork in exchange for $17.1 million in cash, approximately 2,800,000 shares of DoubleClick common stock valued at $30.7 million and stock options and warrants to acquire DoubleClick common stock valued at $3.8 million. The aggregate purchase price of $52.7 million, which includes approximately $1.1 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition. On the basis of fair value appraisals, approximately $4.3 million of the purchase price has been allocated to acquired technology, $2.2 million to customer lists and $1.3 million to purchased in-process research and development. The amounts allocated to customer lists and acquired technology are being amortized on a straight-line basis over 2 and 3 years, respectively. The amounts attributed to in-process research and development projects have been charged to operations as they had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses. DoubleClick has also recorded approximately $45.0 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is being amortized on a straight-line basis over three years. In accordance with SFAS No. 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002.

     On February 2, 2001, DoubleClick completed its acquisition of @plan.inc ("@plan"), a leading provider of online market research planning systems. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of @plan in exchange for $39.1 million in cash, approximately 3,200,000 shares of DoubleClick common stock valued at $48.7 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $15.7 million. The aggregate purchase price of $104.3 million, which includes approximately $0.8 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. DoubleClick has recorded approximately $79.1 million in goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill is being amortized on a straight-line basis over three years. In accordance with SFAS No. 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002.

     On June 1, 2001, DoubleClick announced the signing of an agreement, which was amended and restated on October 10, 2001, to acquire MessageMedia, Inc., a provider of permission-based, email marketing and messaging solutions. In the transaction, which will be accounted for as a purchase, DoubleClick will acquire all the outstanding shares, options and warrants of MessageMedia in exchange for approximately 1,000,000 shares of DoubleClick common stock. All outstanding options and warrants to acquire shares of MessageMedia common stock will be assumed by DoubleClick and converted into options and warrants to acquire DoubleClick common stock. In addition, DoubleClick agreed to provide $1.5 million in bridge financing to satisfy MessageMedia's ongoing operating requirements. This transaction is subject to customary closing conditions, including MessageMedia stockholder approval. DoubleClick anticipates that this merger will be consummated prior to January 9, 2002.

     On November 13, 2001, DoubleClick announced that it had entered into an agreement to sell its European media business to AdLINK Internet Media AG ("AdLINK"). Under the terms of the pending transaction, AdLINK would acquire the Company's European media business for a value of $27.6 million in cash plus the assumption of certain liabilities associated with the Company's European media business. In addition, DoubleClick will receive reimbursement from AdLINK for certain restructuring costs to be incurred. The Company also entered into an option agreement with United Internet AG ("United Internet"), AdLINK's largest shareholder, under which United Internet would have the option to sell 15% of AdLINK's shares to the Company in exchange for $32.1 million. When this option is exercised, the Company will then have an option, exercisable under certain conditions, to acquire an additional 21% of AdLINK's shares from United Internet at no additional cost. In addition, DoubleClick will be represented on the AdLINK Board at the close of this transaction. The transaction is subject to approval of AdLINK shareholders and is expected to close in the first quarter of 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                      Three months ended September 30, 2001         Three months ended September 30, 2000
                   Technology    Media     Data       Total      Technology    Media      Data       Total
                   ----------    -----     ----       -----      ----------    -----      ----       -----
Revenue             $48,533    $22,249    $24,130    $94,912      $53,493    $64,264    $24,020  $141,777
Intersegment
  elimination        (1,858)         -       (361)    (2,219)      (6,541)         -        (67)   (6,608)
                    -------    -------    -------    -------      -------    -------    -------  --------

Revenue from
  external
  customers         $46,675    $22,249    $23,769    $92,693      $46,952    $64,264    $23,953  $135,169
                    =======    =======    =======    =======      =======    =======    =======  ========

Segment gross
  profit            $29,309   $  6,289    $17,334    $52,932      $38,798    $21,089    $18,066   $77,953
                    =======    =======    =======    =======      =======    =======    =======  ========

Research con-
  sulting fees                                          (127)                                           -
                                                     -------                                     --------

Consolidated
  gross profit                                       $52,805                                      $77,953
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

     DoubleClick TechSolutions revenue decreased 9.3% to $48.5 million for the three months ended September 30, 2001 from $53.5 million for the three months ended September 30, 2000. DoubleClick TechSolutions gross margin was 60.4% for the three months ended September 30, 2001 and 72.5% for the three months ended September 30, 2000. The decrease in TechSolutions revenue was primarily attributable to general economic concerns and continuing weakness of aggregate on-line advertising spending that affected DoubleClick Media results. These trends exerted increasing downward pressure on TechSolutions ad delivery revenues, which was partially offset by volume increases associated with its email delivery systems. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending. In response to the continued deterioration of general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. While it is impossible to determine the duration or severity of this downturn, we do not expect substantive growth in DoubleClick Media revenue to occur until economic concerns subside and the Internet advertising industry achieves a more meaningful balance between supply and demand for advertising inventory. To the extent that the TechSolutions and Media divisions are interrelated, we expect those factors to have a similar, but less severe, impact on TechSolutions revenue for at least the remainder of 2001. The decline in gross margin resulted primarily from higher fixed costs associated with ad and email delivery hardware and a decrease in the fee charged to DoubleClick Media for the provision of technology support.

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

     Revenue for DoubleClick Media decreased 65.5% to $22.2 million for the three months ended September 30, 2001 from $64.3 million for the three months ended September 30, 2000. DoubleClick Media gross margin was 28.2% for the three months ended September 30, 2001 and 32.8% for the three months ended September 30, 2000. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending. In response to the continued deterioration of general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. While it is impossible to determine the duration or severity of this downturn, we do not expect substantive growth in DoubleClick Media revenue to occur until economic concerns subside and the Internet advertising industry achieves a more meaningful balance between supply and demand for advertising inventory. DoubleClick Media revenue also decreased due to a reduction in the number of advertising impressions delivered to users of the AltaVista Web site. Gross margin decreased due to increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions. This decrease was partially offset by lower average site fees remitted to publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions.

     DoubleClick Media revenue derived from advertising impressions delivered to users of the AltaVista Web site was $0.1 million, or 0.5% of DoubleClick Media revenue for the three months ended September 30, 2001, compared to $7.6 million, or 11.8% of revenue for the three months ended September 30, 2000. Because of specific contractual terms unique to AltaVista, we recognize revenue from sales commissions, billing and collection fees and DART service fees derived from the sale and delivery of ads on the AltaVista Web site and associated services.

     On August 7, 2000, we announced a restructuring of our Advertising Services Agreement with AltaVista ("New Agreement"). Pursuant to the New Agreement, AltaVista assumed lead ad sales responsibility for domestic advertisers in the first quarter of 2001, and will assume lead ad sales responsibility for international advertisers by December 2001, subject to AltaVista's right to assume lead responsibility sooner in certain international markets. After AltaVista assumes lead ad responsibility in a market, DoubleClick will have the right to sell ads on the AltaVista Web sites in that market on a non-exclusive basis, as part of DoubleClick's worldwide ad networks, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers Service declining in each year of the agreement, subject to certain minimums. The DART for Advertisers Service will serve the majority of AltaVista'a online advertising campaigns through December 2004. As a result of the New Agreement, DoubleClick Media expects that its revenues and related cash flows derived from advertising impressions delivered to users of the AltaVista Web site will continue to decline as the agreement's provisions are implemented.

     On November 13, 2001, DoubleClick entered into an agreement to sell its European media business to AdLINK Internet Media AG. DoubleClick estimates that, excluding its European media business media revenues would have been approximately $17 million and $54 million for the three months ended
September 30, 2001 and 2000, respectively. On a similar basis, DoubleClick's gross profit would have been approximately $5 million and $17 million for the three months ended September 30, 2001 and 2000, respectively. DoubleClick anticipates decreases in the absolute dollar amounts of both revenues and gross profits subsequent to the consummation of this transaction in the first quarter of 2002.

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

     DoubleClick Data revenue was essentially unchanged at $24.1 million for the three months ended September 30, 2001 compared with $24.0 million for the three months ended September 30, 2000. Gross margin declined from 75.2% for the three months ended September 30, 2000 to 71.8% for the three months ended September 30, 2001. These results reflected a slight decrease in revenues generated by our Abacus division, which was more than offset by the impact of the acquisition of @plan. The decline in gross margin was due primarily to higher fixed costs associated with DoubleClick Data's data collection as well as the amortization of acquired email lists. As Abacus' results generally mirror that of the direct marketing industry in general, the continued deterioration of general economic conditions could cause a decrease in overall consumer spending and have a correspondingly negative impact on DoubleClick Data results.

OPERATING EXPENSES

Sales and marketing

     Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense, and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $40.8 million, or 44.0% of revenue for the three months ended September 30, 2001 and $60.9 million, or 45.1% of revenue for the three months ended September 30, 2000. The decrease in sales and marketing expense was primarily attributable to reductions in personnel-related costs and marketing expenditures, coupled with the elimination of the non-cash compensation expense due to the former shareholders of DoubleClick Scandinavia as the result of the accelerated payment of their remaining contingent consideration in the second quarter of 2001. We expect sales and marketing expenses to continue to decrease in absolute dollars as the result of this reduction in non-cash compensation expense and the realization of increased operational efficiencies from the ongoing headcount rationalizations undertaken as part of our restructuring activities in 2001.

General and administrative

     General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $16.4 million, or 17.7% of revenue for the three months ended September 30, 2001, and $20.8, or 15.4% of revenue for the three months ended September 30, 2000. The decrease in the absolute dollar amount of general and administrative expense was primarily the result of overall reductions in professional services fees, personnel-related costs and recruiting expenses. Decreased professional services fees resulted in part from a reduction in consulting fees associated with system conversion and integration. We expect general and administrative fees to continue to decline in absolute dollars due to restructuring-related cost savings and decreases in other general operating costs.

Product development

     Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $14.0 million, or 15.1% of revenue for the three months ended September 30, 2001 and $12.2 million, or 9.0% of revenue for the three months ended September 30, 2000. The increase in product development expenses were primarily the result of growth-related increases in compensation and related benefits for product development personnel, which were partially offset by reductions in professional fees and recruiting costs. Although we will continue to concentrate on the efficient allocation of our personnel resources and reduce our reliance on external consultants, we believe that on-going investment in product development is critical to the attainment of our strategic objectives and, as a result, expect product development expenses to remain relatively constant in absolute dollars.

Amortization of intangible assets

     Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $16.4 million for the three months ended September 30, 2001 and $14.1 million for the three months ended September 30, 2000. The increase was primarily the result of the amortization of goodwill associated with our acquisitions of @plan, DoubleClick Japan and FloNetwork, partially offset by reductions in amortization expense related to DoubleClick Scandinavia and DoubleClick Iberoamerica as the result of their impairment write-downs in the fourth quarter of 2000.

Goodwill impairment

     As noted above, the persistence of unfavorable economic conditions led DoubleClick management to undertake a review of the recoverability of certain of its investments in the third quarter of 2001. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, management concluded that that its investments in @plan and Flashbase were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments in and the estimated fair value of these entities in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

     In the second quarter of 2001, management reviewed the recoverability of its investments in @plan and Flashbase. As @plan had only been acquired in February of 2001, management believed that it did not, at that time, have enough operational experience with this investment to determine that it was impaired.

     In connection with the restructuring activities undertaken in the beginning of 2001, DoubleClick reorganized its sweepstakes offering with the expectation that Flashbase would, through the improved visibility of its product line and a streamlined cost structure, continue to represent a viable component of its business despite lower-than-expected revenues generated to date. As of the end of the second quarter of 2001, management did not believe, given the reorganization and Flashbase's budgeted forecasts, that this investment was impaired. At the end of the third quarter, as this investment's results mirrored general economic trends and fell well short of projections, the decision was ultimately made to devote resources away from the sweepstakes offering and towards more profitable lines of business. It was at this time that management concluded its investment in Flashbase was impaired.

     The amount of the goodwill impairment was calculated based on discounted analyses of these entities' expected future cash flows, which were no longer deemed adequate to support the value of the goodwill associated with these investments. In both cases, sharply-reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate on-line advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001. These entities' expected future cash flows and terminal values are based on management's budgeted forecasts and estimates. To the extent that these entities' results fall short of DoubleClick's revised projections, additional impairment charges could be incurred.

     DoubleClick incurred no impairment charges for the three months ended September 30, 2000.

     DoubleClick continues to evaluate its acquired intangible assets for evidence of impairment. If economic conditions continue to deteriorate and/or our investments do not perform in line with expectations, additional impairment charges related to our acquired intangible assets could be recorded in future periods.

Restructuring and other charges

     As part of its ongoing restructuring activities, DoubleClick recorded additional provisions totaling approximately $5.3 million in the third quarter of 2001. These measures included the involuntary terminations of approximately 170 employees, primarily from our TechSolutions division. This charge included estimated costs of approximately $3.1 million for severance costs associated with this additional work force reduction, approximately $1.6 million in future lease costs, and approximately $0.6 million in other exit costs.

     DoubleClick expects to achieve annualized savings of approximately $27 million in personnel- and facility-related expenses as result of the restructuring initiatives undertaken in 2001. A majority of these reductions will be realized in cash savings and are expected to primarily impact sales and marketing and general and administrative expenses. DoubleClick began to recognize the full effect of these cost saving in the second quarter of 2001. Of the remaining $10.5million in cash outlays related to the 2001 restructuring activities, we expect to pay approximately $3.2 million in the remainder of 2001, approximately $4.9 million in 2002 and approximately $2.4 million in 2003 and the years thereafter. We anticipate that these outlays will be funded from available sources of liquidity. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

     We incurred no restructuring charges for the three months ended September 30, 2000.

     We are continuing to review our operational performance and anticipate incurring additional restructuring charges in the fourth quarter of 2001, principally related to further headcount reductions.

Loss from operations

     Our operating loss was $103.4 million for the three months ended September 30, 2001 and $30.0 million for the three months ended September 30, 2000. The increase in operating loss was primarily attributable to the decrease in revenues, the occurrence of certain non-recurring charges, including goodwill impairment and restructuring charges, and the increase in the amortization of intangible assets discussed above. We plan to continue to grow and expand portions of our business and therefore anticipate that we may incur future losses from operations. We continue to focus on productivity and will manage our headcount accordingly as our business conditions require.

Equity in (losses) earnings of affiliates

     Equity in losses of affiliates was $0.6 million for the three months ended September 30, 2001. Equity in earnings of affiliates was $0.4 million for the three months ended September 30, 2000. The equity in earnings for the three months ended September 30, 2000 was primarily related to DoubleClick's proportionate share of the gain recognized by ValueClick following the initial public offering of its consolidated subsidiary, ValueClick Japan. Following our impairment write-down of the goodwill related to our investment in ValueClick in the fourth quarter of 2000, amortization expense associated with this investment decreased from $2.9 million for the three months ended September 30, 2000 to $0.2 million for the three months ended September 30, 2001.

Gain on the equity transactions of affiliates, net

     In the third quarter of 2000, DoubleClick contributed its wholly-owned subsidiary, NetGravity Japan, to its affiliate DoubleClick Japan in return for an additional 27% ownership interest in DoubleClick Japan. This simultaneous transfer and acquisition was treated as a partial sale of DoubleClick's interest in NetGravity and a step acquisition of an additional equity interest in DoubleClick Japan. Full reverse acquisition accounting was applied and a $20.7 million gain recognized to the extent that NetGravity Japan was deemed sold to the minority shareholders of DoubleClick Japan.

     There was no such activity for the three months ended September 30, 2000.

     We expect to recognize additional losses associated with the dilution of our ownership interest in ValueClick as the result of this company's merger with Mediaplex in October 2001. Although we cannot assess their likelihood, we would also expect to recognize losses related to our investment in ValueClick to the extent that the former shareholders of Bach Systems, Inc., a company ValueClick acquired in the first quarter of 2001, achieve defined performance objectives and are entitled to receive additional shares of common stock pursuant to the terms of the purchase agreement between the two companies.

Impairment of equity investment

     In response to the prolonged downturn of the economy in general, and the continued weakness in aggregate online advertising spending in particular, DoubleClick management undertook a review of the recoverability of certain of its investments in the third quarter of 2001. Noting the continued fall in the price of ValueClick stock, management determined that its investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million, which represented the difference between DoubleClick's carrying value and the estimated fair value of its investment in ValueClick.

     There were no such charges incurred for the three months ended September 30, 2000.

Write-down of warrant

     In the third quarter of 2000, DoubleClick management determined that the remaining exercise period of its warrant to purchase approximately 10.8 million additional common shares of ValueClick was not a sufficient period to allow for the price of ValueClick common stock to move above the warrant's strike price. The application of an option pricing model confirmed that the estimated fair value of the ValueClick warrant was negligible. As a result, DoubleClick wrote off the entire value of the warrant and recognized an impairment charge of approximately $18.7 million.

     There were no such charges incurred for the three months ended September 30, 2001.

Interest and other, net

     Interest and other, net was $7.0 million for the three months ended September 30, 2001 and $16.3 million for the three months ended September 30, 2000. Interest and other, net included $10.2 million of interest income for the three months ended September 30, 2001, partially offset by $3.2 million in interest expense. For the three months ended September 30, 2000, Interest and other, net included $14.5 million in interest income and income of approximately $5.0 million related to contract termination fees associated with the restructuring of our Advertising Services Agreement with AltaVista in fiscal 2000. These amounts were partially offset by interest expense of $3.0 million. The decrease in interest income was primarily attributable to decreases in the average quarterly balances of our investments in marketable securities and decreases in average investment yields due to declines in interest rates. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rate of our investments.

Income taxes

     The benefit for income taxes for the three month period ended September 30, 2001 relates principally to the recognition of current year tax losses offsetting the tax provision recorded with regard to the early extinguishment of debt. This benefit is net of taxes recorded on foreign operations and state and local taxes. The net benefit for income taxes does not reflect the recognition of other historical tax losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes for the three month period ended September 30, 2000 relates primarily to taxes on the earnings of certain of our foreign subsidiaries offset by a change in estimated tax refunds receivable.

Extraordinary gain on the extinguishment of debt

   In the third quarter of 2001, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $13.6 million in cash. DoubleClick wrote off approximately $0.3 million in deferred issuance costs and recognized an extraordinary gain of approximately $3.6 million, net of taxes of approximately $2.8 million, as the result of the early retirement of this debt.

     There were no such extraordinary items for the three months ended September 30, 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                      Nine months ended September 30, 2001          Nine months ended September 30, 2000
                   Technology    Media     Data       Total      Technology    Media      Data       Total
                   ----------    -----     ----       -----      ----------    -----      ----       ----
Revenue            $155,249   $102,142    $61,683   $319,074     $141,921   $193,443    $54,538  $389,902
Intersegment
  elimination        (8,997)         -       (579)    (9,576)     (16,523)         -        (67)  (16,590)
                  ---------  ---------    -------   --------     --------   --------    -------  --------

Revenue from
  external
  customers        $146,252  $102,142     $61,104   $309,498     $125,398   $193,443    $54,471  $373,312
                  =========  =========    =======   ========     ========   ========    =======  ========

Segment gross
  profit          $  99,199  $  32,956    $40,880   $173,035     $100,886   $ 65,260    $37,934  $204,080
                  =========  =========    =======   ========     ========   ========    =======  ========

Research con-
  sulting fees                                          (157)                                           -
                                                    --------                                     --------

Consolidated
  gross profit                                      $172,878                                     $204,080
                                                    ========                                     ========


DoubleClick TechSolutions

     DoubleClick TechSolutions revenue increased 9.4% to $155.2 million for the nine months ended September 30, 2001 from $141.9 million for the nine months ended September 30, 2000. DoubleClick TechSolutions gross margin was 63.9% for the nine months ended September 30, 2001 and 71.2% for the nine months ended September 30, 2000. The increase in TechSolutions revenue was primarily attributable to an increased volume of impressions delivered to existing clients coupled with volume increases associated with its email delivery services. However, the general economic concerns and the continuing weakness of aggregate on-line advertising spending that affected DoubleClick Media results exerted increasing downward pressure on TechSolutions ad delivery revenues. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending. In response to the continued deterioration of general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. While it is impossible to determine the duration or severity of this downturn, we do not expect substantive growth in DoubleClick Media revenue to occur until economic concerns subside and the Internet advertising industry achieves a more meaningful balance between supply and demand for advertising inventory. To the extent that the TechSolutions and Media divisions are interrelated, we expect those factors to have a similar, but less severe, impact on TechSolutions revenue for at least the remainder of 2001. The decline in gross margin resulted primarily from higher fixed costs associated with ad and email delivery hardware and a decrease in the fee charged to DoubleClick Media for the provision of technology support.

DoubleClick Media

     Revenue for DoubleClick Media decreased 47.2% to $102.1 million for the nine months ended September 30, 2001 from $193.4 million for the nine months ended September 30, 2000. DoubleClick Media gross margin was 32.3% for the nine months ended September 30, 2001 and 33.7% for the nine months ended September 30, 2000. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending. In response to the continued deterioration of general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. While it is impossible to determine the duration or severity of this downturn, we do not expect substantive growth in DoubleClick Media revenue to occur until economic concerns subside and the Internet advertising industry achieves a more meaningful balance between supply and demand for advertising inventory. DoubleClick Media revenue also decreased due to a reduction in the number of advertising impressions delivered to users of the AltaVista Web site. Gross margin decreased due to increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions. This decrease was partially offset by lower average site fees remitted to publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions.

     DoubleClick Media revenue derived from advertising impressions delivered to users of the AltaVista Web site was $8.0 million, or 7.8% of DoubleClick Media revenue for the nine months ended September 30, 2001, compared to $23.2 million, or 12.0% of revenue for the six months ended September 30, 2000.

     On November 13, 2001, DoubleClick entered into an agreement to sell its European media business to AdLINK Internet Media AG. Excluding its European media business media revenues would have been approximately $80 million and $156 million for the nine months ended September 30, 2001 and 2000, respectively.
On a similar basis, DoubleClick's gross profit would have been approximately
$24 million and $52 million for the nine months ended September 30, 2001 and 2000, respectively. DoubleClick anticipates decreases in the absolute dollar amounts of both revenues and gross profits subsequent to the consummation of this transaction in the first quarter of 2002.

DoubleClick Data

     DoubleClick Data revenue increased 13.2% to $61.7 million for the nine months ended September 30, 2001 from $54.5 million for the nine months ended September 30, 2000. Gross margin declined from 69.6% for the nine months ended September 30, 2000 to 66.3% for the nine months ended September 30, 2001.
The increase in DoubleClick Data revenue reflected the impact of the acquisition of @plan as well as the growth in Abacus' B2B alliance. The decline in gross margin was due primarily to higher fixed costs associated with DoubleClick Data's data collection as well as the amortization of acquired email lists. As Abacus' results generally mirror that of the direct marketing industry in general, the continued deterioration of general economic conditions could cause a decrease in overall consumer spending and have a correspondingly negative impact on DoubleClick Data results.

OPERATING EXPENSES

Sales and marketing

     Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense, and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $148.2 million, or 47.9% of revenue for the nine months ended September 30, 2001 and $166.4 million, or 44.6% of revenue for the nine months ended September 30, 2000. The decrease in sales and marketing expense was primarily attributable to reductions in personnel-related costs and marketing expenditures, coupled with the elimination of the non-cash compensation expense due to the former shareholders of DoubleClick Scandinavia as the result of the accelerated payment of their remaining contingent consideration in the second quarter of 2001. We expect sales and marketing expenses to continue to decrease in absolute dollars as the result of this reduction in non-cash compensation expense and the realization of increased operational efficiencies from the ongoing headcount rationalizations undertaken as part of our restructuring activities in 2001.

General and administrative

     General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $52.8 million, or 17.1% of revenue for the nine months ended September 30, 2001 and $63.8 million, or 17.1% of revenue for the nine months ended September 30, 2000. The decrease in the absolute dollar amount of general and administrative expense was primarily the result of overall reductions in professional services fees, personnel-related costs and recruiting expenses. Decreased professional services fees resulted in part from a reduction in consulting fees associated with system conversion and integration. We expect general and administrative fees to continue to decline in absolute dollars due to restructuring-related cost savings and decreases in other general operating costs.

Product development

     Product development consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $42.5 million, or 13.7% of revenue for the nine months ended September 30, 2001 and $33.0 million, or 8.8% of revenues for the nine months ended September 30, 2000. The increase in product development expenses were primarily the result of growth-related increases in compensation and related benefits for product development personnel, which were partially offset by reductions in professional fees and recruiting costs. Although we will continue to concentrate on the efficient allocation of our personnel resources and reduce our reliance on external consultants, we believe that on-going investment in product development is critical to the attainment of our strategic objectives and, as a result, expect product development expenses to remain relatively constant in absolute dollars.

Amortization of intangible assets

     Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $42.4 million for the nine months ended September 30, 2001 and $32.6 million for the nine months ended September 30, 2000. The increase was primarily the result of the amortization of goodwill associated with our acquisitions of @plan, DoubleClick Japan and FloNetwork, partially offset by reductions in amortization expense related to DoubleClick Scandinavia and DoubleClick Iberoamerica as the result of their impairment write-downs in the fourth quarter of 2000.

Goodwill impairment

     As noted above, the persistence of unfavorable economic conditions led DoubleClick management to undertake a review of the recoverability of certain of its investments in the third quarter of 2001. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, management concluded that its investments in @plan and Flashbase were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments in and the estimated fair value of these entities in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

     In the second quarter of 2001, management reviewed the recoverability of its investments in @plan and Flashbase. As @plan had only been acquired in February of 2001, management believed that it did not, at that time, have enough operational experience with this investment to determine that it was impaired.

     In connection with the restructuring activities undertaken in the beginning of 2001, DoubleClick reorganized its sweepstakes offering with the expectation that Flashbase would, through the improved visibility of its product line and a streamlined cost structure, continue to represent a viable component of its business despite lower-than-expected revenues generated to date. As of the end of the second quarter of 2001, management did not believe, given the reorganization and Flashbase's budgeted forecasts, that this investment was impaired. At the end of the third quarter, as this investment's results mirrored general economic trends and fell well short of projections, the decision was ultimately made to devote resources away from the sweepstakes offering and towards more profitable lines of business. It was at this time that management concluded its investment in Flashbase was impaired.

     The amount of the goodwill impairment was calculated based on discounted analyses of these entities' expected future cash flows, which were no longer deemed adequate to support the value of the goodwill associated with these investments. In both cases, sharply-reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate on-line advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001. These entities' expected future cash flows and terminal values are based on management's budgeted forecasts and estimates. To the extent that these entities' results fall short of DoubleClick's revised projections, additional impairment charges could be incurred.

     DoubleClick incurred no such impairment charges for the nine months ended September 30, 2000.

     DoubleClick continues to evaluate its acquired intangible assets for evidence of impairment. If economic conditions continue to deteriorate and/or our investments do not perform in line with expectations, additional impairment charges related to our acquired intangible assets could be recorded in future periods.


Purchased in-process research and development

     In connection with our acquisition of FloNetwork in April, 2000, $1.3 million of the purchase price was allocated to in-process research and development projects and charged to operations as the projects had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses.

     DoubleClick incurred no such charges for the nine months ended September 30, 2000.

Restructuring and other charges

     In the first three quarters of 2001, our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 415 employees, primarily from our Media and TechSolutions divisions, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded a $35.9 million charge to operations during the nine months of 2001. This charge included approximately $6.9 million for severance-related payments to terminated employees, approximately $10.9 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $15.8 million for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $2.3 million in other exit costs, which included consulting and professional fees related to the restructuring activities and expenses associated with the decision to move the TechSolutions customer support department from New York to Colorado.

     DoubleClick expects to achieve annualized savings of approximately $27 million in personnel- and facility-related expenses as result of the restructuring initiatives undertaken in 2001. A majority of these reductions will be realized in cash savings and are expected to primarily impact sales and marketing and general and administrative expenses. DoubleClick began to recognize the full effect of these cost saving in the second quarter of 2001. Of the remaining $10.5 million in cash outlays related to the 2001 restructuring activities, we expect to pay approximately $3.2 million in the remainder of 2001, approximately $4.9 million in 2002 and approximately $2.4 million in 2003 and the years thereafter. We anticipate that these outlays will be funded from available sources of liquidity, However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

     We incurred no restructuring charges for the nine months ended September 30, 2000.

     We are continuing to review our operational performance and anticipate incurring additional restructuring charges in the fourth quarter of 2001, principally related to further headcount reductions.


Loss from operations

     Our operating loss was $213.4 million for the nine months ended September 30, 2001 and $91.7 million for the nine months ended September 30, 2000. The increase in operating loss was primarily attributable to the decrease in revenues, the incurrence of certain non-recurring charges, including goodwill impairment and restructuring charges, and the increase in the amortization of intangible assets discussed above. We plan to continue to grow and expand portions of our business and therefore anticipate that we may incur future losses from operations. We continue to focus on productivity and will manage our headcount accordingly as our business conditions require.

Equity in losses of affiliates

     Equity in losses of affiliates was $2.6 million for the nine months September 30, 2001 and $4.4 million for the nine months ended September 30, 2000. Included in equity in losses of affiliates for the nine months ended September 30, 2000 was $3.8 million of non-recurring income related to DoubleClick's proportionate share of the gain recognized by ValueClick following the initial public offering of its consolidated subsidiary, ValueClick Japan. The decrease in equity in losses of affiliates was primarily the result of a reduction in the amount of amortization expense associated with our investment in ValueClick. Following our impairment write-down of the goodwill related to our investment in ValueClick in the fourth quarter of 2000, amortization expense associated with this investment decreased from $7.0 million for the nine months ended September 30, 2000 to $0.7 million for the nine months ended September 30, 2001.

Gain on the equity transactions of affiliates, net

     For the nine months ended September 30, 2001, we recognized a gain of approximately $7.2 million from the initial public offering of our consolidated subsidiary DoubleClick Japan, which was partially offset by a loss of approximately $5.3 million related to the decrease in value of our proportionate share of the net assets of our equity-method investee ValueClick following the consummation of business combinations with ClickAgents.com. For the nine months ended September 30, 2000, we recognized an approximately $8.9 million gain related to the increase in the value of our investment as the result of ValueClick's initial public offering and an approximately $20.7 million gain through partial sale our interest in NetGravity to the minority shareholders of DoubleClick Japan.

     We expect to recognize additional losses associated with the dilution of our ownership interest in ValueClick as the result of this company's merger with Mediaplex in October 2001. Although we cannot assess their likelihood, we would also expect to recognize losses related to our investment in ValueClick to the extent that the former shareholders of Bach Systems, Inc., a company ValueClick acquired in the first quarter of 2001, achieve defined performance objectives and are entitled to receive additional shares of common stock pursuant to the terms of the purchase agreement between the two companies.

Impairment of equity investment

     In response to the prolonged downturn of the economy in general, and the continued weakness in aggregate online advertising spending in particular, DoubleClick management undertook a review of the recoverability of certain of its investments in the third quarter of 2001. Noting the continued fall in the price of ValueClick stock, management determined that its investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million, which represented the difference between DoubleClick's carrying value and the estimated fair value of its investment in ValueClick.

     There were no such charges incurred for the nine months ended September 30, 2000.

Write-down of warrant

     In the third quarter of 2000, DoubleClick management determined that the remaining exercise period of its warrant to purchase approximately 10.8 million additional common shares of ValueClick was not a sufficient period to allow for the price of ValueClick common stock to move above the warrant's strike price. The application of an option pricing model confirmed that the estimated fair value of the ValueClick warrant was negligible. As a result, DoubleClick wrote off the entire value of the warrant and recognized an impairment charge of approximately $18.7 million.

     There were no such charges incurred for the nine months ended September 30, 2001.

Interest and other, net

     Interest and other, net was $18.9 million for the nine months ended September 30, 2001 and $34.9 million for the nine months ended September 30, 2000. Interest and other, net included $34.7 million of interest income for the nine months ended September 30, 2001, partially offset by $9.7 million in interest expense and a $4.5 million impairment charge related to the write-off of our investment in our cost-method investee Return Path. For the nine months ended September 30, 2000, Interest and other, net included $40.4 million in interest income and income of approximately $5.0 million related to contract termination fees associated with the restructuring of our Advertising Services Agreement with AltaVista in fiscal 2000. These amounts were partially offset by interest expense of $6.0 million. The decrease in interest income was primarily attributable to decreases in the average quarterly balances of our investments in marketable securities and decreases in average investment yields due to declines in interest rates. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rate of our investments.

Income taxes

     The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the nine months ended September 30, 2001 relates to taxes on the earnings of certain of our foreign subsidiaries. For the nine months ended September 30, 2000, the provision for income taxes primarily relates to taxes on the earnings of certain of our foreign subsidiaries and a change in estimated tax refunds receivable.

Extraordinary gain on the extinguishment of debt

   In the third quarter of 2001, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $13.6 million in cash. DoubleClick wrote off approximately $0.3 million in deferred issuance costs and recognized an extraordinary gain of approximately $3.6 million, net of taxes of approximately $2.8 million, as the result of the early retirement of this debt.

     There were no such extraordinary items for the nine months ended September 30, 2000.

Liquidity and capital resources

     Since inception we have financed our operations primarily through private placements of equity securities and public offerings of our common stock and Convertible Subordinated Notes.

     Operating activities used $18.0 million for the nine months ended September 30, 2001 and generated $31.6 million for the nine months ended September 30, 2000. The decrease in cash provided by operating activities resulted from an increase in net loss, excluding non-cash items, and decreases in accounts payable and accrued liabilities, partially offset by decreases in accounts receivable. Investing activities used $2.0 million for the nine months ended September 30, 2001 and $509.6 million for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2001 resulted primarily from purchases of equipment and the acquisition of business and intangible assets, partially offset by the maturity of some of our investments in marketable securities. Cash used in investing activities for the nine months ended September 30, 2000 resulted principally from the investment of the proceeds of our common stock issuance in marketable securities, but also consisted of purchases of equipment and the acquisition of business and intangible assets. Net cash provided by financing activities was $15.3 million for the nine months ended September 30, 2001 and $557.7 million for the nine months ended September 30, 2000. Cash generated by financing activities for the nine months ended September 30, 2001 resulted primarily from the initial public offering of our consolidated subsidiary DoubleClick Japan and the proceeds from the exercise of stock options, partially offset by cash payments for debt and stock repurchases. For the nine months ended September 30, 2000, cash generated by financing activities consisted chiefly of the net proceeds of our public offering of common stock.

     As of September 30, 2001, we had $185.9 million in cash and cash equivalents and $592.6 million in investments in marketable securities. As of September 30, 2001, our principal commitments consisted of our Convertible Subordinated Notes and our obligations under operating and capital leases. Although we have no material commitments for capital expenditures, we continue to anticipate that our capital expenditures and lease commitments will be a material use of our cash resources consistent with the levels of our operations, infrastructure and personnel. In September 2001, our Board of Directors authorized a stock repurchase plan that will permit the repurchase of up to $100 million of DoubleClick common stock over a one-year period. DoubleClick purchased 765,000 shares of its common stock at an average price of $5.84 per share during the quarter ended September 30, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

     The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of September 30, 2001, our investments in marketable securities had a weighted-average time to maturity of approximately 233 days.

     The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of September 30, 2001.

                                                              Time to maturity
                                            --------------------------------------------------------------
                                             One year       One to        Two to Greater than
                                              or less    two years    four years   four years   Fair value
                                              -------    ---------    ----------   ----------   ----------
Cash and cash equivalents                    $185,932            -             -            -     $185,932
Average interest rate                            1.98%
Fixed-rate investments in
  marketable securities                      $379,512    $213,038              -            -     $592,550
Average interest rate                            6.17%       4.60%
Convertible Subordinated Notes                      -            -             -     $229,700     $157,482
Average interest rate                                                                    4.75%

     We did not hold derivative financial instruments as of September 30, 2001 and have never held these instruments in the past.

Foreign currency risk

     We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies. The effect of foreign exchange fluctuations on our operations for the nine months ended September 30, 2001 was not material. We do not use derivative financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize such instruments to hedge currency exposures on an ongoing basis. As of September 30, 2001, we had $50.6 million in cash and cash equivalents denominated in foreign currencies.

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

          o    ability to manage DoubleClick's operations;

          o    competition;

          o    attracting, retaining and motivating qualified personnel;

          o maintaining DoubleClick's current and developing new, strategic relationships with Web publishers;

          o ability to anticipate and adapt to the changing Internet advertising and direct marketing industries;

          o ability to develop and introduce new products and services, and continue to develop and upgrade technology;

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

         DoubleClick has incurred net losses each year since inception, including net losses of $156.0 million and $55.8 million for the years ended December 31, 2000 and 1999, respectively. For the nine months ended September 30, 2001, DoubleClick incurred a net loss of $201.8 million and, as of September 30, 2001, DoubleClick's accumulated deficit was $484.5 million. DoubleClick has not achieved profitability on an annual basis and expects to incur operating losses in the future. DoubleClick expects to continue to incur significant operating and capital expenditures and, as a result, DoubleClick will need to generate significant revenue to achieve and maintain profitability. DoubleClick cannot assure you that it will generate sufficient revenue to achieve or sustain profitability. Even if DoubleClick does achieve profitability, it cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet DoubleClick's expectations, or if operating expenses exceed what DoubleClick anticipates or cannot be reduced accordingly, DoubleClick's business, results of operations and financial condition will be materially and adversely affected.

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

Misappropriation of confidential information maintained by DoubleClick could harm DoubleClick's business and results of operations.

         DoubleClick currently retains highly confidential information of its customers in a secure database server. Although DoubleClick observes security measures throughout DoubleClick's operations, DoubleClick cannot assure you that it will be able to prevent unauthorized individuals from gaining access to this database server. Any unauthorized access to DoubleClick's servers, or abuse by DoubleClick's employees, could result in the theft of confidential customer information. If confidential customer information is compromised, DoubleClick could lose customers or become subject to litigation and its reputation could be harmed, any of which could materially and adversely affect DoubleClick's business and results of operations.

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

         The market for digital marketing products and services is very competitive. DoubleClick expects this competition to continue because there are low barriers to entry. Also, industry consolidation may lead to stronger, better capitalized entities against which DoubleClick must compete. DoubleClick expects that it will encounter additional competition from new sources as DoubleClick expands its products and services offerings. DoubleClick believes that its ability to compete depends on many factors both within and beyond DoubleClick's control, including the following:

          o the features, performance, price and reliability of products and services offered either by DoubleClick or DoubleClick's competitors;

          o the launch timing and market success of products and services developed either by DoubleClick or DoubleClick's competitors;

          o DoubleClick's ability to adapt and scale its products and services, and to develop and introduce new products and services that respond to market needs;

          o DoubleClick's ability to adapt to evolving technology and industry standards;

          o    DoubleClick's customer service and support efforts;

          o    DoubleClick's sales and marketing efforts; and

          o the relative impact of general economic and industry conditions on either DoubleClick or DoubleClick's competitors.

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

         DoubleClick's revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond DoubleClick's control. These factors include:

          o advertiser, Web publisher and direct marketer demand for DoubleClick's solutions;

          o    Internet user traffic levels;

          o number and size of ad units per page on DoubleClick's customers' Web sites;

          o pricing trends for advertising inventory on DoubleClick's networks, and for the portion payable to the Web publishers in DoubleClick's networks;

          o the introduction of new products or services by us or DoubleClick's competitors;

          o variations in the levels of capital, operating expenditures and other costs relating to DoubleClick's operations;

          o    general seasonal and cyclical fluctuations; and

          o    general industry and economic conditions.

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

If DoubleClick is unable to continue to grow through acquisitions of or investments in other companies, its revenue may decline or fail to grow.

         DoubleClick's business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, @plan and FloNetwork. On October 10, 2001 DoubleClick entered into an amended and restated merger agreement with MessageMedia, Inc. pursuant to which DoubleClick has agreed to acquire MessageMedia. This acquisition is expected to close in the fourth quarter of 2001. DoubleClick may seek to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow its business. From time to time DoubleClick has had discussions with other companies regarding its acquiring, or investing in, their businesses, products, services or technologies. DoubleClick cannot assure you that it will be able to identify other suitable acquisition or investment candidates. Even if DoubleClick does identify suitable candidates, DoubleClick cannot assure you that it will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if DoubleClick agrees to buy a company, DoubleClick cannot assure you that it will be successful in consummating the purchase. Reasons for failing to consummate a purchase could include DoubleClick's refusal to increase the agreed upon purchase price to match an offer made by a subsequent competing bidder. If DoubleClick is unable to continue to expand through acquisitions, its revenue may decline or fail to grow.

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

          o the potential disruption of the ongoing businesses and distraction of management of DoubleClick and the acquired companies;

          o the difficulty of incorporating acquired technology and rights into DoubleClick's products and services;

          o unanticipated expenses related to technology and other integration;

          o difficulties in maintaining uniform standards, controls, procedures and policies;

          o the impairment of relationships with employees and customers as a result of any integration of new management personnel;

          o the inability to develop new products and services that combine the knowledge and resources of DoubleClick and its acquired businesses or the failure for a demand to develop for the combined companies' new products and services;

          o potential failure to achieve additional sales and enhance DoubleClick's customer base through cross-marketing of the combined company's products to new and existing customers; and

          o potential unknown liabilities associated with acquired businesses.

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

         DoubleClick's future success depends to a significant extent on the continued service of DoubleClick's key technical, sales and senior management personnel. DoubleClick does not have employment agreements with most of these executives and does not maintain key person life insurance on any of these executives. The loss of the services of one or more of DoubleClick's key employees could significantly delay or prevent the achievement of DoubleClick's product development and other business objectives, including acquisitions, and could harm DoubleClick's business. DoubleClick's future success also depends on DoubleClick's continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in DoubleClick's industry. DoubleClick may be unable to retain DoubleClick's key employees or attract, assimilate or retain other highly qualified employees in the future. DoubleClick has from time to time in the past experienced, and DoubleClick expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

         DoubleClick also has rights in the trademarks that it uses to market DoubleClick's solutions. These trademarks include DOUBLECLICK(R), DART(R), DARTMAIL(R) and ABACUS(R). DoubleClick has applied to register DoubleClick's trademarks in the United States and internationally. DoubleClick cannot assure you that any of DoubleClick's current or future trademark applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If DoubleClick's trademark registrations are not approved because third parties own these trademarks, DoubleClick's use of these trademarks will be restricted unless DoubleClick enters into arrangements with these parties which may be unavailable on commercially reasonable terms, if at all.

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

DoubleClick's business depends in part on successful adaptation of its business to international markets, in which DoubleClick has limited experience. Failure to successfully manage the risks of international operations and sales and marketing efforts would harm DoubleClick's results of operations and financial condition.

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

          o    uncertain demand for DoubleClick's products and services;

          o    the impact of recessions in economies outside the United States;

          o    changes in regulatory requirements;

          o    more restrictive data protection regulation;

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

Anti-takeover provisions in DoubleClick's charter documents and Delaware law may make it difficult for a third party to acquire DoubleClick, which could negatively impact the share price for DoubleClick's common stock.

         Some of the provisions of DoubleClick's certificate of incorporation, DoubleClick's bylaws and Delaware law could, together or separately:

          o    discourage potential acquisition proposals;

          o    delay or prevent a change in control; or

          o impede the ability of DoubleClick's stockholders to change the composition of DoubleClick's board of directors in any one year.

         As a result, it could be more difficult to acquire DoubleClick, even if doing so might be beneficial to DoubleClick's stockholders. Difficulty in acquiring DoubleClick could, in turn, limit the price that investors might be willing to pay in the future for shares of DoubleClick's common stock.

DoubleClick's stock price may experience extreme price and volume fluctuations, and this volatility could result in DoubleClick becoming subject to securities litigation, which is expensive and could result in a diversion of resources.

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

         As of September 30, 2001, DoubleClick had 133,726,569 shares of common stock outstanding, excluding 22,418,060 shares subject to options outstanding as of such date under DoubleClick's stock option plans that are exercisable at prices ranging from $0.03 to $124.56 per share. DoubleClick cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of DoubleClick's common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares included in such registration statements issued upon the exercise of stock options), or the perception that such sales could occur, may materially reduce prevailing market prices for DoubleClick's common stock.

                     Risks Related to DoubleClick's Industry

The occurrence of extraordinary events, such as the attack on the World Trade Center and the Pentagon, may substantially decrease the use of and demand for advertising over the Internet, which may significantly decrease DoubleClick's revenues.

         The occurrence of an extraordinary event may prompt Web publishers to remove third-party advertisements from their Web sites for an unknown length of time as a result of the event. For example, immediately after the attack on the World Trade Center and the Pentagon, many Web publishers removed advertisements to protect the integrity of the presentation of the news. In some cases, advertisers cancelled purchases. In addition, some Web publishers donated advertising space to charity organizations appealing for aid for the victims of the attacks. Any additional occurrences of terrorist attacks or other extraordinary events that capture significant attention worldwide may result in similar reductions in the use of and demand for advertising on the Internet and may significantly decrease DoubleClick's revenue for an indefinite period of time.

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

         DoubleClick's customers may also challenge or refuse to accept DoubleClick's research and reporting offerings. A competitor's research and reporting offerings may gain broader acceptance. DoubleClick could lose customers or fail to gain customers if its products and services do not utilize the generally accepted measuring methods and tools. Further, new measurement standards and tools could require DoubleClick to change its business and the means used to charge its customers, which could result in a loss of customer revenues. Even if DoubleClick's products and services become widely accepted, DoubleClick may find that the profit potential of its research and reporting offerings is limited, and that spending by traditional advertisers does not appreciably increase as a result.

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

          o Data protection officials in certain European countries have voiced the opinion that an Internet protocol address is personally-identifiable information. In those countries in which this opinion prevails, the applicable national data protection law could be interpreted to subject DoubleClick to a more restrictive regulatory regime. DoubleClick cannot assure you that its current policies and procedures would meet more restrictive standards. The cost of such compliance could be material and DoubleClick may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

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

         Any legislation enacted or regulation issued could dampen the growth and acceptance of the digital marketing industry in general and of DoubleClick's offering in particular. In response to evolving legal requirements, DoubleClick may be compelled to change or discontinue an existing offering, business, or business model, or to cancel a proposed offering or new business. Any of these circumstances could have a material and adverse impact on DoubleClick's business, financial condition and results of operations. These changes could also require DoubleClick to incur significant expenses, and DoubleClick may not find itself able to replace the revenue lost as a consequence of the changes.

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

         Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants DoubleClick, certain of its officers and directors and certain underwriters of DoubleClick's initial public offering. The complaints allege, among other things, that certain alleged compensation arrangements entered into by the underwriters (such as commission payments or stock stabilization practices) were not properly disclosed in the registration statement for the initial public offering. DoubleClick and some of its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933. Additionally, a single complaint includes a claim against DoubleClick and some of its officers and directors under Section 10(b) of the Securities Exchange Act of 1934. Similar complaints have been filed against more than 100 other issuers that had initial public offerings since 1998. These lawsuits have been coordinated for pre-trial purposes with a number of lawsuits filed against other companies and underwriters. DoubleClick intends to defend these actions vigorously, however, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

         An unfavorable outcome in litigation could materially and adversely affect DoubleClick's business, financial condition and results of operations.

Item 5.  Other Information

         Our Chief Technology Officer and a director, Dwight Merriman, has informed us that, in order to diversify his investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from his position with the company, he has established a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of his holdings of our common stock. In particular, we have been notified that during the period that commenced on September 13, 2001 and will end on September 5, 2002, Mr. Merriman intends to sell a fixed number of shares of common stock on a weekly basis if the share price exceeds a specified price. The plan provides for the sale on specified dates during the term of 5,000 shares each week, other than the last ten weeks when 4,000 shares will be sold.

Item 6.  Exhibits and Report on Form 8-K

         (a) The following exhibit is filed as part of this report:

             10.01 -- Severance Agreement with Jeffrey Epstein.

         (b) Reports on Form 8-K

               We filed a Current Report on Form 8-K, Item 5, on October 16, 2001, attaching our Amended and Restated Agreement and Plan of Merger and Reorganization with MessageMedia, Inc. and attaching the press release that announced the revised terms of our agreement to acquire MessageMedia, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DOUBLECLICK INC.


Date: November 14, 2001            By:       /s/ Thomas Etergino
                                       ------------------------------------
                                                 Thomas Etergino
                                       Vice President of Corporate Finance
                                           (Chief Accounting Officer and
                                              Duly Authorized Officer)

                                  EXHIBIT INDEX

Number                  Description
------                  -----------
10.01                   Severance Agreement with Jeffrey Epstein




                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as ............................. 'SS'