Form 10-K
period 2001-12-31
DOUBLECLICK INC
filed 2002-03-29
CIK 1049480

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-23709

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

                              [x] Yes       [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2002 was approximately $1,511,490,408 (based on the last reported sale price on the NASDAQ National Market on that date). As of March 27, 2002 there were 135,994,741 shares of the registrant's common stock outstanding, including 207,325 shares exchangeable into shares of the registrant's common stock, which were issued in connection with the registrant's acquisition of FloNetwork Inc.

                              -----------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

________________________________________________________________________________

                                DOUBLECLICK INC.
                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I................................................................    3
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   24
Item 3.   Legal Proceedings...........................................   24
Item 4.   Submission of Matters to a Vote of Security Holders.........   25

PART II...............................................................   25
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   25
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   29
Item 7A:  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   44
Item 8.   Financial Statements and Supplementary Data.................
Item 9.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   81

PART III..............................................................   81
Item 10.  Directors and Executive Officers of the Registrant..........   81
Item 11.  Executive Compensation......................................   81
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   81
Item 13.  Certain Relationships and Related Transactions..............   81

PART IV...............................................................   82
Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................   82

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND OUR FUTURE PERFORMANCE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER 'RISK FACTORS' AND ELSEWHERE IN THIS REPORT AND IN OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS ROUTINE FOR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESSES, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE MAY NOT INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, BUT WE MAY CHOOSE NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER EVEN IF CIRCUMSTANCES CHANGE.

                                     PART I

ITEM 1. BUSINESS OVERVIEW

    We are a leading provider of products and services that enable direct marketers, publishers, advertisers and agencies to market to consumers in the digital world. Combining technology, media and data expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through other media. We offer a broad range of technology, media, data and research products and services to our customers to allow them to address all facets of the digital marketing process, from pre-campaign planning and testing to execution, measurement and campaign refinements.

    In 2001, we derived our revenues from three business units: TechSolutions, Media and Data (consisting of our Abacus and Research divisions). These business units share the knowledge and experience gained through working with thousands of publishers, advertisers and direct marketers every day. It is this sharing of ideas that allows us to develop innovative tools to help marketers and publishers grow their businesses, both online and offline.

    Our three business units are summarized below. A more detailed description of the products and services offered by these business units follows this summary.

     DOUBLECLICK TECHSOLUTIONS. DoubleClick TechSolutions offers publishers, advertisers and direct marketers worldwide the industry's leading technology solutions for their digital marketing needs. Our patented DART (Dynamic, Advertising, Reporting and Targeting) ad management technology is the platform for many of these products and services. The DART ad management technology is a sophisticated targeting, reporting and delivery tool, relied upon by our customers to measure campaign performance and provide dynamic ad space inventory management.

     The key products offered by DoubleClick TechSolutions include our Ad Management products consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service and a suite of email products based on our DARTmail Service. Our ad management products enable Web sites to generate advertising revenue with a choice of our DART for Publishers Service, a Web-based application, and DART Enterprise, our licensed ad serving software product formerly known as AdServer. The DART for Publishers Service provides seamless ad delivery and inventory management services for Web sites and allows Web publishers to offer their advertisers sophisticated targeting and reporting capabilities. The DART for Advertisers Service, which also uses the DART ad management technology, is a Web-based application that enables advertisers and their agencies to increase their return on investment and to streamline the ad management process through analytical reporting.

     Our suite of email technology products includes both the DARTmail Service, which is a Web-based application, and with the acquisition of MessageMedia, Inc. in January 2002, a licensed software product. These products and services allow publishers and direct marketers to manage and deliver their email marketing campaigns. We have also introduced several new products that provide our customers with additional capabilities to enhance the campaign planning process.

     DOUBLECLICK MEDIA. DoubleClick Media offers to advertisers worldwide a broad range of online media purchasing opportunities to satisfy a variety of marketing objectives. DoubleClick Media also enables Web publishers worldwide to outsource ad sales for their Web sites to DoubleClick's ad sales force and to leverage the revenue generating potential of their media by joining DoubleClick's Web site network. The DoubleClick network established the standard for the network model of advertising on the Internet. The DoubleClick network allows advertisers to target a premium collection of high-profile branded sites and to achieve scale cost-efficiently with targeting and optimization tools. Direct marketers, publishers and advertisers buy advertising on DoubleClick's Web site network for sales, brand building and lead generation. DoubleClick Media uses the DART ad management and DARTmail email delivery technologies to deliver, target and report on our customers' campaigns.

     DOUBLECLICK DATA. DoubleClick Data is comprised of two components:

         ABACUS. Abacus is a leading provider of information products to direct marketers. Abacus applies advanced statistical modeling techniques to the Abacus Alliance database of consumer purchasing behavior to help the Alliance members acquire and retain customers. Based on this data modeling, Abacus identifies those consumers most likely to purchase a particular product or service and enables the Alliance members to reach identified consumers by direct mail. Abacus' Business-to Business Alliance now has over one billion transactions, helping its members to improve their direct mail targeting and customer segmentation.

         DOUBLECLICK RESEARCH. DoubleClick Research offers to advertisers, agencies and publishers sophisticated research about the online market and advanced campaign measurement tools and planning systems. Our research products are designed to help customers with planning and implementation of media strategies and to provide them with fundamental demographic and online buying information so customers can fully understand site traffic and sales planning. Our research division includes the products and services of @plan.inc, which we acquired in February 2001.

DOUBLECLICK TECHSOLUTIONS

    Since the successful launch of DoubleClick's first technology product in 1997, DoubleClick, through our DoubleClick TechSolutions unit, has established a track record of growth and innovation. In 2001, DoubleClick TechSolutions reported revenues of $207.0 million. Our DART ad management technology served 682 billion ads worldwide in 2001. We currently serve ads for over 1,600 clients worldwide, and in December 2001 delivered approximately 56 billion targeted advertisements to Internet users worldwide. As of December 31, 2001, DoubleClick TechSolutions had also signed up over 280 customers to the DARTmail email delivery technology, which scaled to deliver over 1.5 billion emails in the fourth quarter of 2001. With the acquisition of MessageMedia, Inc. in January 2002, DoubleClick TechSolutions will now be able to provide a more comprehensive suite of email products and services.

    DoubleClick TechSolutions addresses the rapidly-evolving needs of our advertiser, Web publisher and direct marketing customers with sophisticated technology offerings that include:

     AD MANAGEMENT PRODUCTS.

         PUBLISHER PRODUCTS. Our publisher products include our DART for Publishers Service and DART Enterprise, our licensed ad serving software product.

            DART FOR PUBLISHERS SERVICE. Since January 1997, our DART for Publishers Service has provided Web publishers with a comprehensive solution for ad inventory management and ad targeting, delivery and reporting. Deploying the DART ad management technology in data centers all over the world, the DART for Publishers Service offers the scalability, reliability and design needed to deliver large volumes of ads. During 2001, we added integrated rich media and other advanced capabilities to our DART ad management technology for enhanced reach and more powerful brand impact, providing marketers with opportunities to generate more revenue and to more easily traffic, target, serve and report on ad campaigns. We also provide our customers with an API (application programming interface) for the DART ad management technology to enable them to integrate their legacy systems and meet all of their ad management needs.

            DART ENTERPRISE SOFTWARE. DART Enterprise is an online advertising and marketing management licensed software product for Web publishers and merchants. This ad serving software automates critical processes needed to run a successful digital marketing business, including sophisticated inventory and order management, precision targeting, dynamic delivery, tracking and detailed campaign reporting. DART Enterprise enables our clients to customize and integrate this product with other key back-end systems. DART Enterprise was previously known as AdServer and was rebranded in March 2002.

            ADVERTISER PRODUCTS. The DART for Advertisers Service offers effective campaign planning, management and optimization to allow advertisers and their agencies to streamline and control their online ad campaigns, understand their customers and act quickly on knowledge gained. The DART for Advertisers Service uses the same DART ad management technology and globally-distributed infrastructure that support the DART for Publishers Service.

     EMAIL PRODUCTS. Our DARTmail Service enables advertisers and merchants to deliver personalized email communications to their customers for the purposes of building long-term, profitable relationships with their existing customers and acquiring new customers. Since the acquisition of FloNetwork in April 2001, we have fully migrated the former FloNetwork and DARTmail customers onto one platform. With the acquisition of MessageMedia in January 2002, we are now able to expand our email product and services offerings, which will provide a wider range of choices for our customers.

     EMERGING PRODUCTS.

         SITE DIRECTORY. In November 2001, we launched Site Directory, a new product currently in beta testing, that is designed to bring advertisers and publishers together. This product is a Web-based searchable database containing in-depth media planning information from thousands of Web sites. It is used by advertisers to streamline their online campaign planning processes and provides publishers with exceptional exposure to our global advertiser and agency clients.

         MEDIA PLANNING TOOL. In February 2002, we launched a charter program for a media planning tool, MediaVisor, designed to reduce the time and expense of advertising online. This tool is a Web-based service that streamlines the planning, buying and trafficking process for agencies and advertisers.

    DoubleClick TechSolutions' offerings are backed worldwide by support teams offering service 24 hours a day, seven days a week. Through our professional services group, we provide comprehensive education and consulting services that help our customers maximize the value of our DoubleClick TechSolutions products and services. These consulting services include customizing and extending existing DoubleClick TechSolutions products and services in order to help our customers capitalize on additional revenue opportunities, integrating DoubleClick TechSolutions into existing infrastructure and data assets and training employees on maximizing online advertising effectiveness.

DOUBLECLICK MEDIA

    DoubleClick Media offers direct marketers, publishers and advertisers a broad range of media buying solutions to provide them with opportunities to generate revenue. The DoubleClick network, which is a collection of highly trafficked and branded Web sites, is the core infrastructure from which our media products and services are derived. The DoubleClick network is comprised of Web sites directed toward users in the United States and Canada.

    During 2001, DoubleClick Media restructured its business to more effectively and efficiently meet the needs of its customers and the marketplace. As part of the restructuring, DoubleClick Media reduced its headcount by approximately 50% in 2001 and also implemented other cost saving initiatives. DoubleClick Media generated revenues of $129.3 million in 2001. The proportion of revenues from traditional advertisers grew to over 70% in the fourth quarter of 2001 compared to approximately 44% in the fourth quarter of 2000. In January 2002, we sold our European media business to AdLINK Internet Media AG, a leading provider of digital marketing solutions in Europe, of which we currently hold 15% of the outstanding shares. DoubleClick Media operates the Gravity Direct Web site, which features offers from direct marketers and allows consumers to opt in to receive direct marketing offers via email.

    To take advantage of the global reach of the Internet, DoubleClick Media operates in Japan and Asia (Hong Kong, Taiwan, Korea, China and Singapore) through business partners. We maintain an interest in the online media business in Europe through our 15% ownership of AdLINK Internet Media AG. We have also entered into cross selling arrangements with our business partners and with AdLINK under which we have the opportunity to sell the advertising inventory of each other's ad networks.

     DOUBLECLICK MEDIA PRODUCTS FOR DIRECT MARKETERS. DoubleClick Media offers outsourced ad sales products to direct marketers to enable them to build brand awareness, sell their products and services to customers and to realize their revenue generating opportunities. DoubleClick Media provides direct marketers with a full complement of services from development and execution of media plans to campaign management, monitoring and reporting. By outsourcing these functions to DoubleClick Media, direct marketers can avoid the need to develop an internal ad sales force and are relieved of many ad management responsibilities. DoubleClick Media works with publishers on an exclusive and non-exclusive basis. The compilation of both exclusive and non-exclusive inventory into one media offering provides our customers with strong branding opportunities and mass scale across popular content categories.

     DOUBLECLICK MEDIA PRODUCTS FOR ADVERTISERS. DoubleClick Media provides advertisers and agencies with the ability to reach their desired audience online. DoubleClick Media maintains relationships with, and focuses part of its sales and marketing efforts on, advertisers and advertising agencies. By building a strong network of publishers, DoubleClick Media can offer advertisers multiple products and services that work in concert, or stand alone, to increase the value of our media offerings. The DoubleClick network is divided into content categories and offers special programs for mass reach, run-of-category and site-specific targeting, advertising placements on Web sites that can be customized to meet the needs of any advertiser.

DOUBLECLICK DATA

    DoubleClick Data consists of our Abacus and Research divisions. DoubleClick Data generated revenues of $81.3 million in 2001, an increase of 12.4% from 2000.

ABACUS

    Abacus is a leading provider of information products and services to the direct marketing industry, helping merchants to reach their customers through direct mail and email.

    ABACUS PRODUCTS FOR DIRECT MARKETING. Abacus helps direct marketers and merchants to increase response rates and profits from their direct mail marketing campaigns by applying advanced statistical modeling techniques to the Abacus Alliance database of consumer purchasing behavior, containing information contributed by its direct marketing members. The Abacus Alliance is a cooperative arrangement that helps merchants, retailers and publishers market directly to consumers. Only those members of the Abacus Alliance that contribute transaction information into the Abacus Alliance database are entitled to purchase the full range of Abacus direct mail modeling, prospect list and list optimization services. In addition, Abacus, through a joint venture with VNU, maintains the Abacus Alliance for direct marketers in the United Kingdom.

    The Abacus Alliance offers a combination of transactional, geographic, demographic and behavioral profile data, enabling marketers to gain a better understanding of consumer behaviors and conduct more effective marketing campaigns. The key products and services we offer to our Abacus Alliance members include the following:

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

     HOUSEFILE MODELING. Abacus' housefile modeling services allows customers to match Abacus Alliance data to their existing customer information. This service offers our clients a ranking of the customers contained in a client's housefile list according to their propensity to respond. This service also allows clients to select only optimal customers to mail, to reactivate older buyers, activate inquiries, suppress low performing names, cross-sell and replace marginal prospect lists at a lower cost.

     DIRECT MAIL LIST OPTIMIZATION. Like our prospect lists service, our list optimization service ranks names on a direct mail list according to likelihood of response. This optimization service enables the client to identify and target the most likely buyers. This process not only increases the potential profitability of the lists a client currently uses, whether a house list or acquired from another source, but also permits the client to use lists that were previously considered unprofitable by selecting names most likely to generate sales.

    ABACUS EMERGING PRODUCTS. Abacus introduced new products in 2001 and early 2002 to extend the Abacus modeling techniques, alliance relationships and tools. These new products include the following:

     BUSINESS-TO-BUSINESS ALLIANCE. The Business-to-Business Alliance allows its participants to leverage the combined breadth of member transactional data managed through a cooperative database. Unlike the Abacus Alliance, which focuses on consumer catalog purchases transactional data, the Business-to-Business Alliance is designed for directly marketed business to business products and services.

     CHANNELVIEW. In January 2002, Abacus introduced ChannelView, a new tool designed for the multi-channel marketer to identify which campaigns are driving customers to purchase across multiple channels through access to daily analysis of marketing programs. ChannelView is a web-based application that allows individual clients to see the results of their direct mail campaigns across multiple order channels, such as from Web sites, catalogs and retail stores.

DOUBLECLICK RESEARCH

    DoubleClick Research offers to advertisers and Web publishers sophisticated research about the online market and advanced campaign measurement tools and planning systems. DoubleClick Research includes products and services of @plan.inc, which we acquired in February 2001. In December 2001, we sold our ad effectiveness research practice to DynamicLogic Inc., a leading independent research company that analyzes the marketing effectiveness of online branding, in exchange for a minority interest in the company.

    DoubleClick Research's tools include @plan Advertising and @plan E-commerce, which offer publishers, advertising agencies, e-retailers and consumer brand marketers detailed demographics, lifestyle, product preference and media consumption information to help them implement successful online marketing and media strategies. DoubleClick Research also offers audience measurement tools that provide the fundamental demographic and online buying information that Web advertisers need to fully understand site traffic and sales planning.

SALES AND MARKETING

NORTH AMERICA

    We sell our products and services in the United States through a sales and marketing organization that consisted of 426 employees as of December 31, 2001. These employees are primarily located at our headquarters in New York and also in our offices in other North American cities, including Atlanta, Broomfield
(CO), Chicago, Los Angeles, San Francisco and Toronto, Canada. In early 2002, we began reorganizing the sales force for our TechSolutions products into three teams, each one dedicated to one of our three customer groups: publishers, marketers and agencies. Our sales force for our media products and services is divided into two teams, one dedicated to direct marketers and the other to brand advertisers and agencies.

    We conduct comprehensive marketing programs and support our direct sales efforts to actively promote the DoubleClick brand. These programs include public relations, online advertisements, print advertisements, Web advertising seminars, trade shows and ongoing customer communications programs.

INTERNATIONAL

    Our European operations are based out of our Irish subsidiary located in Dublin, Ireland and our Asian operations are run through our branch office in Hong Kong. We sell our technology products and services through our directly and indirectly owned subsidiaries primarily located in Australia, Canada, France, Germany, Ireland, Spain, the United Kingdom, Hong Kong and Japan. We operate our media business through business partners in Japan and Asia (Hong Kong, Taiwan, Korea, China and Singapore) and we maintain an interest in the media business in Europe through our 15% ownership interest in AdLINK Internet Media AG. Our international sales and marketing organization consisted of 230 employees as of December 31, 2001. Please see our discussion of the risks attendant to our international operations under 'Risk Factors' beginning on page 12.

CORPORATE HISTORY; RECENT SIGNIFICANT TRANSACTIONS

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

    On February 2, 2001, we acquired @plan.inc, a leading provider of online market research planning systems. On April 23, 2001, we acquired FloNetwork Inc., an email marketing technology provider. On January 18, 2002, we acquired MessageMedia, Inc., a provider of permission-based, email marketing and messaging products and services. On January 28, 2002, we sold our European media business to AdLINK Internet Media AG, a leading provider of digital marketing solutions in Europe.

    See Note 18 to the Consolidated Financial Statements for revenues and gross profit attributable to each of our lines of business and revenues and long-lived asset information by geographic area.

COMPETITION

    The market for digital marketing products and services is very competitive. We expect this competitive environment to continue in many of our businesses due to low barriers to entry. Competition may also increase as a result of industry consolidation.

    We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     the timing and acceptance of new products and services and enhancements to existing products and services developed either by us or our competitors;

     customer service and support efforts;

     our ability to adapt and scale our technology, and develop and introduce new technologies, as customer needs change and grow;

     sales and marketing efforts;

     the features, ease of use, performance, price and reliability of products and services developed either by us or our competitors; and

     the relative impact of general economic and industry conditions on either us or our competitors.

    DoubleClick TechSolutions' ad management products and services compete with providers of outsourced ad management services and ad serving software and related services as well as inhouse solutions. TechSolutions' email delivery products and services compete with other providers of email delivery and inhouse solutions as well as providers of email delivery software and related services.

    DoubleClick Media competes for Internet advertising revenues with large Web publishers and Web portals. We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total advertising budgets. DoubleClick Media also competes with a variety of Internet advertising networks. We encounter competition from a number of other sources, including content aggregation companies, advertising agencies and other companies that facilitate Internet advertising.

    DoubleClick Data, through the Abacus division, competes with a broad range of companies that provide information products and marketing research services to the direct marketing industry. Our Abacus division also competes with data aggregation companies for a share of our customers' marketing data budgets. DoubleClick Research competes with other providers of research and planning tools for the online market.

    In addition, customer relationship management companies offer products and services that compete functionally with those offered by several of DoubleClick's business units, in particular DoubleClick TechSolutions and DoubleClick Data.

PRIVACY AND DATA PROTECTION

    We have been a leader in promoting consumer privacy and are committed to enhancing consumer understanding of the technologies that are used to provide information to digital marketing companies like DoubleClick. Our consumer privacy and data protection efforts are led by a full complement of experts devoted to consumer privacy and data protection issues. Our Chief Privacy Officer leads our privacy and data protection efforts. Our privacy team ensures that we are effectively implementing our privacy policies and procedures, works with our clients to institute and improve their privacy procedures and educates the public about our leadership with regard to privacy.

    In 2000, we created a Privacy Advisory Board consisting of consumer advocates, security experts and authorities in the field of online privacy. The Privacy Advisory Board makes recommendations about how we can improve privacy procedures through the adoption of policies aimed at protecting the privacy interests of consumers online. In addition, we conduct periodic audits of our data protection practices.

    We are a defendant in several pending lawsuits alleging, among other things, that we unlawfully obtain and use Internet users' personal information, and that our use of cookies violates certain federal and state laws. In March 2001, all federal actions against us were dismissed by the federal district court and the plaintiffs have recently withdrawn their appeal to the Second Circuit Court of Appeals. We believe these claims are without merit and vigorously contest them. We are the subject of an inquiry involving the attorneys general of several states relating to our practices in the collection, maintenance and use of information and disclosure of these information practices to Internet users.

SEASONALITY AND CYCLICALITY

    We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick TechSolutions and DoubleClick Media businesses, and the direct marketing industry generally compiles more customer data in the third calendar quarter, which directly affects our DoubleClick Data business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Recent evidence suggests that our email technology business may experience seasonal patterns similar to those of the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues during the calendar year-end months. If these patterns continue our revenue may be affected by these fluctuations. Our revenue has in the past and may in the future be materially affected by a decline in the economic prospects of our customers or in the economy in general, which could alter our current or prospective customers' spending priorities or budget cycles or extend our sales cycle.

PROPRIETARY RIGHTS

    Our success and ability to effectively compete are substantially dependent on the protection of our proprietary technologies and our other intellectual property, which we protect through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART ad management technology and service. We own other patents, and have patent applications pending, for our technology and related products and services.

    We also have rights in the trademarks that we use to market our products and services. These trademarks include, among others, DOUBLECLICK'r', DART'r', DARTMAIL'TM' and ABACUS'TM'. We have applied to register our trademarks in the United States and internationally. We have received registrations for the marks DOUBLECLICK, DART and the ABACUS Abacus logo and have applied for registrations of others. We cannot assure you that any of our current or future patent applications or trademark applications will be approved. In addition, we have licensed, and may license in the future, our trademarks, trade dress and similar proprietary rights to third parties.

    In order to secure and protect our proprietary rights, we generally enter into confidentiality, proprietary rights and license agreements, as appropriate, with our employees, consultants and business partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our proprietary rights are sufficient to prevent misappropriation of our products and services, technologies or intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary or intellectual property rights as fully as in the United States. In addition, we cannot assure you that we will be able to adequately enforce the contractual arrangements that we have entered into to protect our proprietary technologies and intellectual property.

    Third parties may assert infringement claims against us, which could adversely affect the value of our proprietary rights, our intellectual property and our reputation. Such claims could subject us to significant liability for damages, and we could be restricted from using our intellectual property. Any claims or litigation from third parties may also result in limitations on our ability to use our intellectual property, unless we enter into arrangements with third parties responsible for such claims, which may be unavailable on commercially reasonable terms, if at all.

                                   EMPLOYEES

    As of December 31, 2001, we employed 1,450 persons, including 656 in sales and marketing, 230 in engineering and product development, 317 in business operations, consulting and customer support, and 247 in general administration. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

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

                 RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND OUR FUTURE FINANCIAL RESULTS MAY FLUCTUATE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

    We were incorporated in January 1996 and have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including the digital marketing industry. Our risks include:

     ability to achieve historical revenue growth rates;

     ability to manage our operations;

     competition;

     attracting, retaining and motivating qualified personnel;

     maintaining our current and developing new, strategic relationships with Web publishers, advertisers, ad agencies and direct marketers;

     ability to anticipate and adapt to the changing Internet advertising and direct marketing industries; and

     ability to develop and introduce new products and services, and continue to develop and upgrade technology.

    We also depend on the use of the Internet for advertising and as a communications medium, the demand for advertising services in general, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. If we are unsuccessful in addressing these risks, our revenues may decline or may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES.

    We have incurred net losses each year since inception, including net losses of $265.8 million, $156.0 million and $55.8 million for the years ended
December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, our accumulated deficit was $548.6 million. We have not achieved profitability on an annual basis and expect to incur operating losses in the future. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM ADVERTISEMENTS AND ADVERTISING SERVICES, WHICH REVENUES TEND TO BE CYCLICAL AND DEPENDENT ON THE ECONOMIC PROSPECTS OF ADVERTISERS AND DIRECT MARKETERS AND THE ECONOMY IN GENERAL. A CONTINUED DECREASE IN EXPENDITURES BY ADVERTISERS AND DIRECT MARKETERS OR A CONTINUED DOWNTURN IN THE ECONOMY COULD CAUSE OUR REVENUES TO DECLINE SIGNIFICANTLY IN ANY GIVEN PERIOD.

    We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenue from products and services we provide to Web publishers, advertisers, direct marketers and agencies and from advertisements we deliver to Web sites on the DoubleClick network. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in recent quarters by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from customer and the reduction of marketing and advertising budgets, especially for online advertising and by Internet-related companies. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased. We cannot assure you that further reductions will not occur.

    The revenue outlook for DoubleClick TechSolutions and DoubleClick Media are adversely affected by an environment where the supply of advertising inventory exceeds advertisers' demand. Under these circumstances, Web publishers tend to remove ad space from their Web sites in an effort to correct the supply-demand imbalance; other publishers may cut back on their Web presence or go out of business. Faced with smaller budgets, advertisers and ad agencies purchase less advertising inventory and tend not to experiment with newer advertising media, like the Internet. As a consequence of these factors, the number of ad impressions delivered by DoubleClick TechSolutions may not grow or decline. Since revenues for DoubleClick TechSolutions are generated from the number of ad impressions delivered, a slowdown in growth or a decline would adversely affect our revenues. Similar pressures are faced by DoubleClick Data.

    We cannot assure you that further reductions in advertising spending will not occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. A continued decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities or increase the time it takes to close a sale with a customer. As a result, our revenues from advertisements and advertising services may decline significantly in any given period.

WE DO NOT ALWAYS MAINTAIN LONG-TERM AGREEMENTS WITH OUR CUSTOMERS AND MAY BE UNABLE TO RETAIN CUSTOMERS, ATTRACT NEW CUSTOMERS OR REPLACE DEPARTING CUSTOMERS WITH CUSTOMERS THAT CAN PROVIDE COMPARABLE REVENUES.

    Many of our contracts with our customers are short-term. We cannot assure you that our customers will continue to use our products and services or that we will be able to replace in a timely or effective manner departing customers with new customers that generate comparable revenues. Further, we cannot assure you that our customers will continue to generate consistent amounts of revenues over time. Our failure to develop and sustain long-term relationships with our customers would materially and adversely affect our results of operations.

OUR CUSTOMERS CONTINUE TO EXPERIENCE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Our customers, in particular Internet-related companies, have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to advertising in general and our offerings in particular. Many other companies in the Internet industry have depleted their available capital and could cease operations or file for bankruptcy protection. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment for advertising and for Internet-related companies does not improve, our business, results of operations and financial condition could be materially adversely affected.

INDUSTRY SHIFTS, RAPID EXPANSION OF OUR PRODUCTS AND SERVICES AND OTHER CHANGES HAVE STRAINED OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND INFORMATION SYSTEM RESOURCES.

    In recent years, we have had to respond to significant changes in our industry. As a result, we have experienced industry shifts, rapid expansion of product and service offerings and other changes that have increased the complexity of our business and placed considerable demands on our managerial, operational and financial resources. We continue to increase the scope of our product and service offerings both domestically and internationally and to deploy our resources in accordance with changing business conditions and opportunities. To continue to successfully implement our business plan in our rapidly changing industry requires effective planning and management processes. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and will need to continue to train and manage our workforce. We cannot assure you that management will be effective in attracting and retaining qualified personnel, integrating acquired businesses or otherwise responding to new business conditions. We also cannot assure you that our information systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to offer our products and services and implement our business plan successfully. Our inability to effectively respond to changing business conditions could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS MODEL IS UNPROVEN, AND WE MAY NOT BE ABLE TO GENERATE PROFITS FROM MANY OF OUR PRODUCTS AND SERVICES.

    A significant part of our business model is to generate revenue by providing digital marketing products and services to advertisers, ad agencies, Web publishers and direct marketers. The profit potential for our business model has not yet been proven, and we have not yet achieved full-year profitability. The profitability of our business model is subject to external and internal factors. Any single factor or combination of factors could limit the profit potential, long term and short term, of our business model.

    Like other businesses in the advertising and marketing sector, our revenue outlook is sensitive to downturns in the economy followed by declines in advertisers' marketing budgets. The profit potential of our business model is also subject to the acceptance of our products and services by marketers, advertisers, ad agencies and publishers. Digital marketing remains a new discipline. Intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace existing techniques, or may feel that our offerings fall short of their needs. If these outcomes occur, it would have an adverse effect on the profit potential of our business model.

    Internal factors also influence the profit potential of our business model. In order to be profitable, our revenue must exceed the expense incurred by us to run our technology infrastructure, research and development, sales and marketing, and all other operations. However, we cannot assure you that the expenses associated with even the most efficient operation of our business will yield profits, or that we will be able to manage our business for optimal efficiency and cost containment. Our failure to achieve these results would adversely affect the profit potential of our business model.

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS.

    Our DART ad management technology resides in our data centers in New York City, Virginia, California and Colorado, and in Europe, Asia and Latin America. Continuing and uninterrupted performance of our technology is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our products and services to our customers and result in contract terminations, fee rebates and makegoods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

    Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our products or services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our products and services. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts, or delays or destroys our operations.

MISAPPROPRIATION OF CONFIDENTIAL INFORMATION COULD CAUSE US TO LOSE CUSTOMERS.

    We currently retain highly confidential information of our customers in a secure database server. Although we observe security measures throughout our operations, we cannot assure you that we will be able to prevent unauthorized individuals from gaining access to this database server. Any unauthorized access to our servers, or abuse by our employees, could result in the theft of confidential customer information. If confidential customer information is compromised, we could lose customers or become subject to litigation and our reputation could be harmed, any of which could materially and adversely affect our business and results of operations.

COMPETITION IN INTERNET ADVERTISING, DIRECT MARKETING AND RELATED PRODUCTS AND SERVICES IS INTENSE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

    The market for digital marketing products and services is very competitive. We expect this competition to continue because there are low barriers to entry. Also, industry consolidation may lead to stronger, better capitalized entities against which we must compete. We expect that we will encounter additional competition from new sources as we expand our product and service offerings.

    We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     the features, performance, price and reliability of products and services offered either by us or our competitors;

     the launch timing and market success of products and services developed either by us or our competitors;

     our ability to adapt and scale our products and services, and to develop and introduce new products and services that respond to market needs;

     our ability to adapt to evolving technology and industry standards;

     our customer service and support efforts;

     our sales and marketing efforts; and

     the relative impact of general economic and industry conditions on either us or our competitors.

Our divisions face competition from a variety of sources. DoubleClick TechSolutions competes with providers of software and service bureau solutions for the delivery of Web ads and email for direct marketers, Web publishers and advertisers as well as with inhouse solutions. DoubleClick Media competes with large Web publishers, Web portals and Internet advertising networks.

Abacus competes with data aggregation companies and providers of information products and marketing research services to the direct marketing industry. DoubleClick Research competes with Web ratings companies, providers of Web advertising management, online research and consulting services and providers of syndicated market research in traditional publishing. We also compete indirectly with others, such as providers of customer relationship management services, content aggregation companies, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate digital marketing.

    Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. These factors could allow them to compete more effectively than we can, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners, advertisers, direct marketers and Web publishers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our products and services or that achieve greater acceptance than our products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising, ad agency and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF FUTURE OPERATING PERFORMANCE.

    Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

     advertiser, Web publisher and direct marketer demand for our products and services;

     Internet user traffic levels;

     number and size of ad units per page on our customers' Web sites;

     the introduction of new products or services by us or our competitors;

     variations in the levels of capital, operating expenditures and other costs relating to our operations;

     pricing trends for advertising inventory on the DoubleClick network, and for the portion payable to the Web publishers in the DoubleClick network;

     general seasonal and cyclical fluctuations; and

     general industry and economic conditions.

    We may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall. Our operating expenses include upgrading and enhancing our ad management and email delivery technology, expanding our product and service offerings, marketing and supporting our products and services, and supporting our sales and marketing operations. If we have a shortfall in revenue in relation to our expenses, or if our expenses exceed revenue, then our business, results of operations and financial condition could be materially and adversely affected. These results would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

    Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects the DoubleClick TechSolutions and DoubleClick Media businesses. The direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects the DoubleClick Data business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver.

    As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on past periods as indicators of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

WE MAY NOT BE ABLE TO CONTINUE TO GROW THROUGH ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

    Our business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, @plan, FloNetwork and MessageMedia. We may seek to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow our business. From time to time we have had discussions with other companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify other suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if we agree to buy a company, we cannot assure you that we will be successful in consummating the purchase. If we are unable to continue to expand through acquisitions, our revenue may decline or fail to grow.

WE MAY NOT MANAGE THE INTEGRATION OF ACQUIRED COMPANIES SUCCESSFULLY OR ACHIEVE DESIRED RESULTS.

    As a part of our business strategy, we could enter into a number of business combinations and acquisitions. Acquisitions are accompanied by a number of risks, including:

     the difficulty of assimilating the operations and personnel of the acquired companies;

     the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

     the difficulty of incorporating acquired technology and rights into our products and services;

     unanticipated expenses related to technology and other integration;

     difficulties in maintaining uniform standards, controls, procedures and policies;

     the impairment of relationships with employees and customers as a result of any integration of new management personnel;

     the inability to develop new products and services that combine our knowledge and resources and our acquired businesses or the failure for a demand to develop for the combined companies' new products and services;

     potential failure to achieve additional sales and enhance our customer base through cross-marketing of the combined company's products to new and existing customers; and

     potential unknown liabilities associated with acquired businesses.

    We may not succeed in addressing these risks or other problems encountered in connection with these business combinations and acquisitions. If so, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements, such as write-offs due to impairment of goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

WE DEPEND ON THIRD-PARTY INTERNET AND TELECOMMUNICATIONS PROVIDERS, OVER WHOM WE HAVE NO CONTROL, TO OPERATE OUR SERVICES. INTERRUPTIONS IN OUR SERVICES CAUSED BY ONE OF THESE PROVIDERS COULD HAVE AN ADVERSE EFFECT ON REVENUE AND SECURING ALTERNATE SOURCES OF THESE SERVICES COULD SIGNIFICANTLY INCREASE EXPENSES.

    We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in delivering our products and services. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time consuming. In addition, failure of our Internet and related telecommunications providers to provide the data communications capacity in the time frame we require could cause interruptions in the services we provide. Unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our services, causing a loss of revenue and potential loss of customers.

WE ARE DEPENDENT ON KEY PERSONNEL AND ON KEY EMPLOYEE RETENTION AND RECRUITING FOR OUR FUTURE SUCCESS.

    Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. We do not have employment agreements with most of these executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives, including acquisitions, and could harm our business. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in our industry. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS.

    Our success and ability to effectively compete are substantially dependent on the protection of our proprietary technologies, trademarks, copyrights and trade secrets, which we protect through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. We cannot assure you that any of our proprietary rights will be viable or of value in the future.

    In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART ad management technology. We own other patents, and have patent applications pending for our technology. We cannot assure you that patents applied for will be issued or that patents issued or acquired by us now or in the future will be valid and enforceable or provide us with any meaningful protection.

    We also have rights in the trademarks that we use to market our products and services. These trademarks include DOUBLECLICK'r', DART'r', DARTMAIL'TM' and ABACUS'TM'. We have applied to register our trademarks in the United States and internationally. We cannot assure you that any of our current or future trademark applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted unless we enter into arrangements with these parties which may be unavailable on commercially reasonable terms, if at all.

    We also enter into confidentiality, proprietary rights and license agreements, as appropriate, with our employees, consultants and business partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our proprietary rights are sufficient to prevent misappropriation of our products and services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, we cannot assure you that we will be able to adequately enforce the contractual arrangements that we have entered into to protect our proprietary technologies. If we lose our intellectual property rights, this could have a material and adverse impact on our business, financial condition and results of operations.

IF WE FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE MAY BE LIABLE FOR DAMAGES AND BE REQUIRED TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS.

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

    Third party infringement claims and any resultant litigation, should it occur, could subject us to significant liability for damages, restrict us from using our technology or operating our business generally, or require changes to be made to our technology. Even if we prevail, litigation is time consuming and expensive to defend and would result in the diversion of management's time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar agreements with the third parties asserting these claims. Such agreements, if required, may be unavailable on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we would be required to either cease offering the subject product or change the technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED BY LAWSUITS RELATED TO PRIVACY AND OUR BUSINESS PRACTICES.

    We are a defendant in several pending lawsuits alleging, among other things, that we unlawfully obtain and use Internet users' personal information and that our use of cookies violates various laws. We are the subject of an inquiry involving the attorneys general of several states relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, Internet users. We may in the future receive additional regulatory inquiries and we intend to cooperate fully. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain.

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

OUR BUSINESS DEPENDS IN PART ON SUCCESSFUL ADAPTATION OF OUR BUSINESS TO INTERNATIONAL MARKETS, IN WHICH WE HAVE LIMITED EXPERIENCE. FAILURE TO SUCCESSFULLY MANAGE THE RISKS OF INTERNATIONAL OPERATIONS AND SALES AND MARKETING EFFORTS WOULD HARM OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    We have operations in a number of countries and have limited experience in developing localized versions of our products and services and in marketing, selling and distributing our products and services internationally. We sell our technology products and services through our directly and indirectly owned subsidiaries primarily located in Australia, Canada, France, Germany, Spain, Ireland, the United Kingdom, Hong Kong and Japan. We operate our media business through business partners in Japan and Asia (Hong Kong, Taiwan, Korea, China and Singapore). A great deal of our success in these markets is directly dependent on the success of our business partners and their dedication of sufficient resources to our relationship.

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

    These risks may have a material and adverse impact on the business, results of operations and financial condition of our operations in a particular country and could result in a decision by us to reduce or discontinue operations in that country. The combined impact of these risks in each country may also materially and adversely affect our business, results of operations and financial condition as a whole.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

    Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

     discourage potential acquisition proposals;

     delay or prevent a change in control; or

     impede the ability of our stockholders to change the composition of our board of directors in any one year.

    As a result, it could be more difficult to acquire us, even if doing so might be beneficial to our stockholders. Difficulty in acquiring us could, in turn, limit the price that investors might be willing to pay for shares of our common stock.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS, AND THIS VOLATILITY COULD RESULT IN US BECOMING SUBJECT TO SECURITIES LITIGATION, WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

    As of December 31, 2001, we had 134,033,965 shares of common stock outstanding, excluding 23,949,461 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $124.56 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce prevailing market prices for our common stock.

                         RISKS RELATED TO OUR INDUSTRY

ADVERTISERS MAY BE RELUCTANT TO DEVOTE A PORTION OF THEIR BUDGETS TO INTERNET ADVERTISING AND DIGITAL MARKETING PRODUCTS AND SERVICES.

    Companies doing business on the Internet, including DoubleClick, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising or digital marketing products and services if they perceive the Internet to be a limited or ineffective marketing medium. Any shift in marketing budgets away from Internet advertising spending or digital marketing products and services could materially and adversely affect our business, results of operations or financial condition.

THE LACK OF APPROPRIATE ADVERTISING MEASUREMENT STANDARDS OR TOOLS MAY CAUSE US TO LOSE CUSTOMERS OR PREVENT US FROM CHARGING A SUFFICIENT AMOUNT FOR OUR PRODUCTS AND SERVICES.

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

    Our customers may also challenge or refuse to accept our research and reporting offerings. A competitor's research and reporting offerings may gain broader acceptance. We could lose customers or fail to gain customers if our products and services do not utilize the measuring methods and tools that may become generally accepted. Further, new measurement standards and tools could require us to change our business and the means used to charge our customers, which could result in a loss of customer revenues. Even if our products and services become widely accepted, we may find that the profit potential of our research and reporting offerings is limited, and that spending by traditional advertisers does not appreciably increase as a result.

NEW LAWS IN THE UNITED STATES AND INTERNATIONALLY COULD HARM OUR BUSINESS.

    Laws applicable to Internet communications, e-commerce, Internet advertising, data protection and direct marketing are becoming more prevalent in the United States and worldwide. For example, various U.S. state and foreign governments may attempt to regulate our ad delivery or levy sales or other taxes on our activities.

    In addition, the laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It is difficult to determine whether and how existing laws such as those governing intellectual property, data protection, libel and taxation apply to the Internet, Internet advertising and our business.

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

    The following are examples of proposals currently being considered in the United States and internationally:

     Legislation has been proposed in the United States and Europe to regulate the use of cookie technology. Our technology uses cookies for ad targeting and reporting, among other things. It is possible that the changes required for compliance are commercially unfeasible, or that we are simply unable to comply and, therefore, may be required to discontinue the relevant business practice.

     Data protection officials in certain European countries have voiced the opinion that an Internet protocol address is personally-identifiable information. In those countries in which this opinion prevails, the applicable national data protection law could be interpreted to subject us to a more restrictive regulatory regime. We cannot assure you that our current policies and procedures would meet more restrictive standards. The cost of such compliance could be material and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

     Legislation has been proposed to prohibit the sending of 'unsolicited commercial email.' Although our email delivery is consent-based, it is possible that legislation will be passed that requires us to change our current practices or subjects us to increased liabilities.

    Any legislation enacted or regulation issued could dampen the growth and acceptance of the digital marketing industry in general and of our offering in particular. In response to evolving legal requirements, we may be compelled to change or discontinue an existing offering, business or business model, or to cancel a proposed offering or new business. Any of these circumstances could have a material and adverse impact on our business, financial condition and results of operations. These changes could also require us to incur significant expenses, and we may not find ourselves able to replace the revenue lost as a consequence of the changes.

    We are a member of the Network Advertising Initiative and the Direct Marketing Association, both industry self-regulatory organizations. We cannot assure you that these organizations will not adopt additional, more burdensome guidelines, which could materially and adversely affect our business, financial condition and results of operations.

DEMAND FOR OUR PRODUCTS AND SERVICES MAY DECLINE DUE TO THE PROLIFERATION OF SOFTWARE DESIGNED TO PREVENT THE DELIVERY OF INTERNET ADVERTISING OR BLOCK THE USE OF COOKIES.

    Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising, or Internet browsers set to block the use of cookies. We cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies are widely adopted, demand for our products and services would decline.

OUR BUSINESS MAY SUFFER IF THE WEB INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON US.

    Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on us as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our products and services accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. These outages and delays could impact the Web sites of Web publishers using our products and services and the level of user traffic on Web sites on the DoubleClick network.

DOUBLECLICK DATA IS DEPENDENT ON THE SUCCESS OF THE DIRECT MARKETING INDUSTRY FOR OUR FUTURE SUCCESS.

    The future success of DoubleClick Data is dependent in large part on the continued demand for our services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to us. Most of our Abacus customers are large consumer merchandise catalog operators in the United States. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalog operators from the Abacus Alliance, would have a material adverse effect on our business, financial condition and results of operations. Many industry experts predict that electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, will increase significantly in the future. To the extent this increase occurs, companies that now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for some DoubleClick Data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

INCREASES IN POSTAL RATES AND PAPER PRICES COULD HARM DOUBLECLICK DATA.

    The direct marketing activities of our Abacus Alliance customers are adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Higher postal rates may result in fewer mailings of direct marketing materials, with a corresponding decline in the need for some of the direct marketing services offered by us. Increased postal rates can also lead to pressure from our customers to reduce our prices for our services in order to offset any postal rate increase. Higher paper prices may also cause catalog companies to conduct fewer or smaller mailings which could cause a corresponding decline in the need for our services. Our customers may aggressively seek price reductions for our services to offset any increased materials cost. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of our Abacus business.

ITEM 2. PROPERTIES

    Our principal executive offices are currently located in a facility in New York, New York consisting of an aggregate of approximately 240,000 square feet. Our three business units operate from this facility. On January 26, 1999, we entered into a lease agreement with an initial term of eleven years with an option to renew for an additional five years. We lease approximately 100,000 square feet of office space in Broomfield, Colorado, under a lease that terminates in April 2006 and is renewable for two consecutive five year terms. This facility was the headquarters for Abacus before our merger and is now primarily used by our Abacus operations. We lease approximately 26,500 square feet of office space in San Mateo, California under a lease that expires in October 2005. This facility was the headquarters for NetGravity before our merger and now is primarily used for technology development of our TechSolutions products. We own property in Thornton, Colorado consisting of approximately 115,000 square feet which is primarily used by our DoubleClick TechSolutions and DoubleClick Data business units. We lease space for our domestic branch offices in other U.S. states, including California, Colorado, Georgia, Illinois, Massachusetts and Michigan. We lease space for our international offices in a number of countries, including Canada, France, Germany, Hong Kong, Ireland, Japan and the United Kingdom. We are continually evaluating our facilities requirements.

ITEM 3. LEGAL PROCEEDINGS.

    Following the announcement of our proposed merger with NetGravity on July 27, 1999, a complaint, styled as a class action, was filed in the San Mateo County, California, Superior Court against NetGravity and several of its directors. The complaint alleges that the directors of NetGravity breached their fiduciary duties to NetGravity's stockholders in connection with the negotiation of the proposed merger. The complaint asked the court to enjoin the consummation of the merger, or, alternatively, sought to rescind the merger or an award of unspecified damages from the defendants in the event the merger was consummated.

    We are a defendant in 20 lawsuits concerning Internet user privacy and our data collection and other business practices. These lawsuits were filed throughout 2000. Eighteen of these actions are styled as class actions, one action is brought on behalf of the general public of the State of California and one is brought against us and ClearStation, Inc. on behalf of the State of Illinois by the State's Attorney of Cook County, Illinois. The actions seek, among other things, injunctive relief, civil penalties and unspecified damages.

    Five of the actions were filed in California state court, 13 in federal court, one in Texas state court and one in Illinois state court. On March 31, 2000, the plaintiff in one of the California state court proceedings filed a petition, ordered by the court on May 11, 2000, to coordinate the four actions then pending in the California state courts. The Judicial Panel on Multidistrict Litigation granted our motions to transfer, coordinate and consolidate all thirteen federal actions before Judge Buchwald in the Southern District of New York. On March 28, 2001, Judge Buchwald dismissed all federal lawsuits against us. The plaintiffs have withdrawn their appeal to the Second Circuit Court of Appeals. Our ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. We are cooperating fully with all such inquiries.

    Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming us and certain of our officers and directors and certain underwriters of our initial public offering as defendants. The complaints allege, among other things, that certain alleged compensation arrangements entered into by the underwriters (such as commission payments or stock stabilization practices) were not properly disclosed in the registration statement for the initial public offering. We and some of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933. Additionally, a single complaint includes a claim against us and some of our officers and directors under Section 10(b) of the Securities Exchange Act of 1934. The actions described above, and any additional related complaints that may be filed, were consolidated into a single action. In addition, these actions were coordinated for pretrial purposes with a number of lawsuits alleging similar claims filed against other companies and underwriters. These consolidated actions have been dismissed against us and the other defendants without prejudice. However, the plaintiffs have recently filed a new complaint against us, certain of our officers and directors and the underwriters of the Company's secondary and tertiary offerings alleging substantially similar disclosure violations as in the initial complaint. The
Section 11 claims against these defendants in the new complaint relate to the tertiary offering only. These actions seek, among other things, unspecified damages and costs, including attorneys fees.

    We believe that all claims that have been asserted are without merit. We intend to defend these actions vigorously, however, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the security holders during the fourth quarter of 2001.

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

                                                               HIGH      LOW
                                                               ----      ---
2001:
    Fourth Quarter..........................................  $ 13.00   $ 5.25
    Third Quarter...........................................    14.23     5.23
    Second Quarter..........................................    16.30     9.94
    First Quarter...........................................    18.31     9.06
2000:
    Fourth Quarter..........................................    33.75     8.00
    Third Quarter...........................................    45.52    27.56
    Second Quarter..........................................    93.88    32.88
    First Quarter...........................................   135.25    74.00

    On December 31, 2001, the last sale price of our common stock reported by the Nasdaq National Market was $11.34 per share. On March 27, 2002, the last sale price of our common stock reported by the Nasdaq National Market was $12.16 per share. As of March 27, 2002, we had approximately 991 holders of record of our common stock.

                                DIVIDEND POLICY

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to DoubleClick's consolidated statement of operations for each of the years ended December 31, 2001, 2000 and 1999 and with respect to DoubleClick's consolidated balance sheet as of December 31, 2001 and 2000 have been derived from the audited financial statements of DoubleClick which are included elsewhere herein. The selected consolidated financial data set forth with respect to DoubleClick's consolidated statement of operations for each of the periods ended December 31, 1998 and 1997 and with respect to DoubleClick's consolidated balance sheet as of December 31, 1999, 1998 and 1997 are derived from the audited financial statements of DoubleClick which are not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and the notes to those statements included elsewhere herein.

                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                              2001        2000        1999       1998      1997
                                              ----        ----        ----       ----      ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues..................................  $ 405,647   $ 505,611   $258,294   $138,724   $67,926
Loss from operations......................   (283,419)   (189,117)   (58,715)   (14,970)   (3,828)
Loss before income taxes..................   (271,470)   (155,131)   (47,234)   (10,973)   (3,432)
Net loss..................................   (265,828)   (155,981)   (55,821)   (18,039)   (7,741)
Basic and diluted net loss per share......      (2.02)      (1.29)     (0.51)     (0.21)    (0.16)
Weighted average shares used in basic and
  diluted per share calculation...........    131,622     121,278    109,756     86,248    49,048

                                                               DECEMBER 31,
                                          -------------------------------------------------------
                                             2001         2000        1999       1998      1997
                                             ----         ----        ----       ----      ----
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.........................  $  406,640   $  562,510   $309,883   $184,408   $25,861
Total assets............................   1,138,353    1,298,543    729,407    260,361    53,641
Convertible subordinated notes and other
  long-term obligations.................     266,114      265,609    255,348      2,067       742
Total stockholders' equity..............     703,323      817,057    361,662    206,771    31,428

                        QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2001. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                                         WEIGHTED
                                                                                          AVERAGE    BASIC AND DILUTED
                                                                                          COMMON       NET LOSS PER
                                                               NET LOSS                  SHARES--      COMMON SHARE
                                                   LOSS         BEFORE                     BASIC          BEFORE
                                       GROSS       FROM      EXTRAORDINARY                  AND        EXTRAORDINARY
      QUARTER ENDED        REVENUES   PROFIT    OPERATIONS       ITEM        NET LOSS     DILUTED          ITEM
      -------------        --------   ------    ----------       ----        --------     -------          ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
   March 31..............  $114,870   $64,534    $(63,855)     $ (60,419)      (60,419)   126,610        $(0.48)
   June 30...............   101,935    55,539     (46,198)       (37,923)      (37,923)   131,698         (0.29)
   September 30..........    92,693    52,805    (103,385)      (107,108)     (103,463)   134,300         (0.80)
   December 31...........    96,149    55,372     (69,981)       (65,027)      (64,023)   133,880         (0.49)

2000
   March 31..............  $110,056   $57,579    $(31,914)     $ (18,374)      (18,374)   116,839        $(0.16)
   June 30...............   128,087    68,548     (29,763)       (22,132)      (22,132)   122,265         (0.18)
   September 30..........   135,169    77,953     (30,047)       (10,724)      (10,724)   122,621         (0.09)
   December 31...........   132,299    54,961     (97,393)      (104,751)     (104,751)   123,386         (0.85)

    In the fourth quarter of 2001, DoubleClick recorded a restructuring charge of $48.2 million. These events included the involuntary terminations of approximately 190 employees, primarily from DoubleClick's TechSolutions and Media operations, as well as the consolidation of its leased office space in San Francisco. (See Note 13 to the Consolidated Financial Statements.) Also in the fourth quarter of 2001, in connection with DoubleClick's agreement with AdLINK, management determined that the sale of its European Media operations would generate a loss. Accordingly, DoubleClick recorded a charge of approximately $8.8 million, which represents the difference between the consideration to be paid and the net assets to be sold. (See Note 8 to the Consolidated Financial Statements.) In addition, DoubleClick repurchased $10.0 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $8.3 million in cash. DoubleClick recognized an extraordinary gain of approximately $1.0 million, net of taxes of approximately $0.8 million, as the result of the early retirement of this debt. (See Note 10 to the Consolidated Financial Statements.)

    In the third quarter of 2001, DoubleClick recorded an impairment charge of approximately $63.3 million equal to the difference between its investments in @plan and Flashbase and the estimated fair value of these entities in the third quarter of 2001. (See Note 8 to the Consolidated Financial Statements.) Also in the third quarter, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million, which represented the difference between DoubleClick's carrying value and the estimated fair value of its investment in ValueClick. (See Note 3 to the Consolidated Financial Statements.) In addition, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $13.6 million in cash. DoubleClick recognized an extraordinary gain of approximately $3.6 million, net of taxes of approximately $2.8 million, as the result of the early retirement of this debt. (See Note 10 to the Consolidated Financial Statements.) DoubleClick recorded restructuring provisions totaling $5.3 million in the third quarter of 2001. These measures included the involuntary terminations of approximately 170 employees, primarily from DoubleClick's TechSolutions division. This charge included severance costs associated with this additional work force reduction and future lease costs. (See Note 13 to the Consolidated Financial Statements.)

    In the second quarter of 2001, DoubleClick recognized expense of approximately $10.5 million due to issuance of additional shares of common stock to the former shareholders of DoubleClick Scandinavia based upon their continued employment and the attainment of specific revenue objectives following the company's merger with DoubleClick in December 1999. (See Note 2 to the Consolidated Financial Statements.) In April 2001, DoubleClick recognized a gain of approximately $7.2 million from the initial public offering of our consolidated subsidiary, DoubleClick Japan. (See Note 6 to the Consolidated Financial Statements.)

    In the first quarter of 2001, DoubleClick recorded restructuring provisions of approximately $29.0 million. These measures included the involuntary terminations of approximately 230 employees, primarily from DoubleClick's media operations. This charge included severance costs associated with this work force reduction, accruals of future lease costs and the writeoff of fixed assets. (See
Note 13 to the Consolidated Financial Statements).

    In the fourth quarter of 2000, DoubleClick recognized approximately $49.4 million in impairments associated with the write down of the goodwill generated in its acquisitions of DoubleClick Scandinavia and DoubleClick Iberoamerica. (See Note 8 to the Consolidated Financial Statements.) Also in the fourth quarter of 2000, DoubleClick recorded an approximately $24.1 million impairment charge related to the write down of its investment in ValueClick. (See Note 3 to the Consolidated Financial Statements.) Additionally, DoubleClick incurred approximately $2.4 million in restructuring charges associated with the involuntary terminations of approximately 180 employees in December 2000. (See
Note 13 to the Consolidated Financial Statements.) In December 2000, DoubleClick wrote off the remaining balance of its advance to a Web publisher. The approximately $18.5 million charge has been included in cost of revenues in the consolidated statements of operations.

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

    In the first quarter of 2000, DoubleClick recognized an approximately $8.9 million gain related to the increase in its proportionate share of the net assets of its equity method investee ValueClick as the result of ValueClick's initial public offering in March 2000. (See Note 3 to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                DOUBLECLICK INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of products and services that enable direct marketers, publishers and advertisers to market to consumers in the digital world. Combining technology, media and data expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through other media. We offer a broad range of technology, media, data and research products and services to our customers to allow them to address all facets of the digital marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements. Our service and product offerings are grouped into three segments:

     DoubleClick Technology Solutions ('Technology' or 'TechSolutions');

     DoubleClick Media ('Media'); and

     DoubleClick Data ('Data').

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 141 'Business Combinations' and SFAS No. 142 'Goodwill and Other Intangible Assets.' SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method is prohibited. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated the amortization of goodwill and set forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS No. 141 and SFAS No. 142 are effective for business combinations completed after June 30, 2001. DoubleClick adopted these statements on January 1, 2002; however, as noted above, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. Management is in the process of evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on DoubleClick's results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

    DoubleClick's discussion and analysis of its financial condition and results of operations are based upon DoubleClick's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires DoubleClick to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, DoubleClick evaluates its estimates, including those related to advertiser credits, bad debts, the recoverability of investments and intangible assets, income taxes, depreciable lives, restructuring and contingencies and litigation. DoubleClick bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    DoubleClick believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of consolidated financial statements. DoubleClick records reductions to revenue for the estimated future credits issuable to its customers in the event that delivered advertisements do not meet contractual specifications. DoubleClick follows this method since reasonably dependable estimates of such credits can be made based on historical experience. Should the actual amount of customer credits differ from DoubleClick's estimates, revisions to the associated allowance may be required in subsequent periods. DoubleClick maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DoubleClick's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in subsequent periods. DoubleClick recognizes depreciation expense on its fixed assets based on estimates of these assets' expected useful lives. These estimates are based on management's assessment of the expected periods over which services are anticipated to be rendered by such assets. Should events or circumstances change management's estimates of the longevity of its depreciable assets, depreciation expense would correspondingly increase or decrease in future periods in relation to the revised expected useful lives.

    DoubleClick invests in companies, technologies and intangible assets in areas within its strategic focus, some of which have highly volatile fair values and uncertain profit potentials. DoubleClick evaluates its investments for impairment on a periodic basis and reduces the carrying values of such assets to their estimated fair value when it believes an investment has experienced a decline in value that is other than temporary. Such fair values are determined through quoted market prices where available or estimated using valuation techniques. Future adverse changes in market conditions or poor operating results of strategic investments could indicate an inability to recover the carrying value of an investment which may not be reflected in its current carrying value, thereby possibly requiring impairment charges in the future. DoubleClick records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. For the year ended December 31, 2001 and 2000, DoubleClick has recorded a full valuation allowance against its net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely that not that these assets will be realized. In the event that DoubleClick were to determine that it would be able to realize some or all of its deferred tax assets, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

BUSINESS COMBINATIONS

    On April 23, 2001, DoubleClick completed its acquisition of FloNetwork Inc. ('FloNetwork'), a privately-held provider of email technology services. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of FloNetwork in exchange for $17.1 million in cash, approximately 2,800,000 shares of DoubleClick common stock valued at $30.7 million and stock options and warrants to acquire DoubleClick common stock valued at $3.8 million. The aggregate purchase price of $52.7 million, which includes approximately $1.1 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition. On the basis of fair value appraisals, approximately $4.3 million of the purchase price has been allocated to acquired technology, $2.2 million to customer lists and $1.3 million to purchased in-process research and development. The amounts allocated to customer lists and acquired technology is being amortized on a straight-line basis over 2 and 3 years, respectively. The amounts attributed to in-process research and development projects have been charged to operations as they had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses. DoubleClick has also recorded approximately $45.0 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill was being amortized on a straight-line basis over three years. In accordance with SFAS No. 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002.

    On February 2, 2001, DoubleClick completed its acquisition of @plan.inc ('@plan'), a leading provider of online market research planning systems. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of @plan in exchange for $39.1 million in cash, approximately 3,200,000 shares of DoubleClick common stock valued at $48.7 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $15.7 million. The aggregate purchase price of $104.3 million, which includes approximately $0.8 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. DoubleClick has recorded approximately $79.1 million in goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill was being amortized on a straight-line basis over three years. In accordance with SFAS No. 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002.

    On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc., a provider of permission-based, email marketing and messaging solutions. Under the final terms of the acquisition, DoubleClick issued one million shares of common stock or .01454 shares of DoubleClick common stock for each share of MessageMedia common stock. The purchase price, inclusive of approximately $1.9 million of direct acquisition costs, was approximately $11.1 million. The excess of the purchase price over the fair value of MessageMedia's net assets acquired will be allocated to intangible assets, which includes goodwill. In accordance with SFAS No. 142, goodwill will not be amortized but will be periodically reviewed for impairment. In connection with the acquisition, DoubleClick loaned $1.0 million to MessageMedia on October 29, 2001 and an additional $0.5 million on November 12, 2001 to satisfy MessageMedia's operating requirements. The loan was forgiven upon the closing of the acquisition and included as a component of the purchase price.

    On January 28, 2002, DoubleClick completed the sale of its European Media operations to AdLINK, a German provider of Internet advertising solutions in exchange for EUR 30.5 million ($26.3 million) and the assumption by AdLINK of liabilities associated with DoubleClick's European Media operations. Intercompany liabilities in an amount equal to EUR 5.0 million ($4.3 million) were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG, or United Internet, AdLINK's largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for EUR 35.5 million ($30.6 million). Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick's option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003. As the result of the transactions described above, DoubleClick sold its European Media operations and received a 15% interest in AdLINK. DoubleClick's option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. The approximately $8.3 million value of the 15% of the outstanding common stock of AdLINK, approximately 3.9 million shares, has been determined based on these shares' average market prices, as quoted on the Neuer Markt, for the day before, the day of, and the day immediately after the number of shares due to DoubleClick became irrevocably fixed pursuant to its agreements with AdLINK and United Internet.

RESULTS OF OPERATIONS

    Revenues and gross profit by segment are as follows:

                                        YEAR ENDED DECEMBER 31, 2001                 YEAR ENDED DECEMBER 31, 2000
                                 ------------------------------------------   ------------------------------------------
                                 TECHNOLOGY    MEDIA      DATA      TOTAL     TECHNOLOGY    MEDIA      DATA      TOTAL
                                 ----------    -----      ----      -----     ----------    -----      ----      -----
Revenue........................   $206,999    $129,336   $81,329   $417,664    $203,391    $253,827   $72,355   $529,573
Intersegment elimination.......    (11,088)         --      (929)   (12,017)    (23,848)         --      (114)   (23,962)
                                  --------    --------   -------   --------    --------    --------   -------   --------
Revenue from external
 customers.....................   $195,911    $129,336   $80,400   $405,647    $179,543    $253,827   $72,241   $505,611
                                  --------    --------   -------   --------    --------    --------   -------   --------
                                  --------    --------   -------   --------    --------    --------   -------   --------
Segment gross profit...........   $132,311    $ 41,279   $54,817   $228,407    $145,560    $ 64,251   $49,230   $259,041
                                  --------    --------   -------   --------    --------    --------   -------   --------
                                  --------    --------   -------   --------    --------    --------   -------   --------
Research consulting fees.......                                        (157)                                          --
                                                                   --------                                     --------
Consolidated gross profit......                                    $228,250                                     $259,041
                                                                   --------                                     --------
                                                                   --------                                     --------

2001 COMPARED TO 2000

    2001 revenues and gross profits decreased from 2000 primarily as the result of the decline in overall online advertising spending, partially offset by growth in our email delivery business. In response to the continued deterioration of general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. Operating expenses increased to $511.7 million in 2001 from $448.2 million in 2000, and included $52.2 million in amortization of intangibles, $72.1 million in goodwill and other impairments, $15.5 million in non-cash compensation charges, $1.3 million in purchased in-process research and development costs, and $84.2 million in restructuring charges in 2001. Operating expenses for 2000 included $41.2 million in amortization of intangibles, $49.4 million in goodwill impairments, $24.4 million in non-cash compensation charges, and $2.4 million in restructuring charges. Net loss including these charges was $265.8 million in 2001 as compared to $156.0 in 2000. We expect operating expenses to decline both in absolute dollars and as a percentage of revenue in future periods due to the reduction of non-cash compensation expense, the elimination of goodwill amortization due to the adoption of SFAS 142, and the implementation of cost savings initiatives.

    No one Web publisher, advertiser or other customer accounted for more than 10% of revenue in 2001 or 2000.

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue is derived primarily from sales of our ad management products and services, including our DART for Publishers Service, DART Enterprise, our licensed ad serving software solution, DART for Advertisers and our email technology products and services. DoubleClick TechSolutions cost of revenue includes costs associated with the delivery of advertisements, including Internet access costs, depreciation of the ad and email delivery systems, facilities, and personnel-related costs incurred to operate and support our ad and email delivery products.

    DoubleClick TechSolutions revenue increased 1.8% to $207.0 million for the year ended December 31, 2001 from $203.4 million for the year ended December 31, 2000. DoubleClick TechSolutions gross margin was 63.9% for the year ended December 31, 2001 and 71.6% for the year ended December 31, 2000. The increase in TechSolutions revenue was primarily attributable to an increased volume of impressions delivered to existing clients coupled with volume increases associated with its email delivery services. However, as described below, the general economic concerns and the continuing weakness of aggregate online advertising spending that affected DoubleClick Media results exerted increasing downward pressure on TechSolutions ad management revenues. We expect those factors to have a similar, but less severe, impact on TechSolutions revenue for 2002. The decline in gross margin resulted primarily from higher fixed costs associated with ad and email delivery hardware and a decrease in the fee charged to DoubleClick Media for the provision of technology support.

DOUBLECLICK MEDIA

    DoubleClick Media revenue is derived primarily from the sale and delivery of advertising impressions through third-party Web sites comprising the DoubleClick Media network. DoubleClick Media cost of revenue consists primarily of service fees paid to Web publishers for impressions delivered on our network, the costs of ad delivery and technology support provided by DoubleClick TechSolutions.

    Revenue for DoubleClick Media decreased 49.1% to $129.3 million for the year ended December 31, 2001 from $253.8 million for the year ended December 31, 2000. DoubleClick Media gross margin was 31.9% for the year ended December 31, 2001 and 25.3% for the year ended December 31, 2000. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending. In response to the continued deterioration of general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. While it is impossible to determine the duration or severity of this downturn, we do not expect substantive growth in DoubleClick Media revenue to occur until economic concerns subside and the Internet advertising industry achieves a more meaningful balance between supply and demand for advertising inventory. DoubleClick Media revenue also decreased due to a reduction in the number of advertising impressions delivered to users of the AltaVista Web site. Gross margin was lower in 2000 primarily due to the $18.5 million write-off of our advance to a Web publisher in December 2000. Excluding this one-time charge, gross margin would have been 32.6% for the year ended December 31, 2000. The decrease in gross margin, exclusive of this one-time charge, is primarily the result of increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions. This decrease was partially offset by lower average site fees remitted to publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions.

    DoubleClick Media revenue derived from advertising impressions delivered to users of the AltaVista Web site was $8.8 million, or 6.8% of DoubleClick Media revenue for the year ended December 31, 2001, compared to $28.4 million, or 11.2% of revenue for the year ended December 31, 2000. Because of specific contractual terms unique to AltaVista, we recognize revenue from sales commissions, billing and collection fees and DART service fees derived from the sale and delivery of ads on the AltaVista Web site and associated services.

    On August 7, 2000, we announced a restructuring of our Advertising Services Agreement with AltaVista ('New Agreement'). Pursuant to the New Agreement, AltaVista assumed lead ad sales responsibility for domestic and international advertisers in 2001. DoubleClick has the right to sell ads on the AltaVista Web sites, on a non-exclusive basis, as part of DoubleClick's ad network, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers Service declining in each year of the agreement, subject to certain minimums. The DART for Advertisers Service will serve the majority of AltaVista'a online advertising campaigns through December 2004. As a result of the New Agreement, DoubleClick Media expects that its revenues and related cash flows derived from advertising impressions delivered to users of the AltaVista Web site will continue to decline as the agreement's provisions are implemented.

    On January 28, 2002, DoubleClick completed the sale of its European media operations to AdLINK, a German provider of internet advertising solutions. Excluding its European media sales division, Media revenues would have been approximately $100 million and $201 million for the year ended December 31, 2001 and 2000, respectively. On a similar basis, DoubleClick's gross profit would have been approximately $29 million and $41 million for the year ended
December 31, 2001 and 2000, respectively. DoubleClick Media anticipates decreases in the absolute dollar amounts of both revenues and gross profits subsequent to the consummation of this transaction in the first quarter of 2002.

DOUBLECLICK DATA

    DoubleClick Data revenue has historically been derived primarily from its Abacus division, which provides services such as prospecting lists, housefile scoring and list optimization to the direct marketing industries. Following the acquisition of @plan in February 2001, we created a separate research division within DoubleClick Data designed to offer market research analysis tools that provide advertisers, brand marketers and e-businesses with analyses of online advertising campaigns, consumer behavior and purchasing patterns. Research revenue is derived primarily from the sale of annual subscriptions to its market research systems. DoubleClick Data cost of revenue includes expenses associated with creating, maintaining and updating the Abacus and Research databases as well as the technical infrastructure to produce our products and services.

    DoubleClick Data revenue increased 12.3% to $81.3 million for the year ended December 31, 2001 compared with $72.4 million for the year ended December 31, 2000. Gross margin declined from 68.0% for the year ended December 31, 2000 to 67.4% for the year ended December 31, 2001. These results reflected a slight decrease in revenues generated by our Abacus division, which was more than offset by the impact of the acquisition of @plan. The decline in gross margin was due primarily to higher fixed costs associated with DoubleClick Data's data collection as well as the amortization of acquired email lists. The continued deterioration of general economic conditions could cause a decrease in overall consumer spending and have a correspondingly negative impact on DoubleClick Data results.

OPERATING EXPENSES

    Sales and Marketing

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $182.8 million, or 45.1% of revenue for the year ended December 31, 2001 and $227.2 million, or 44.9% of revenue for the year ended December 31, 2000. The $44.4 million decrease in sales and marketing expense was primarily attributable to a $17.1 million decrease in compensation and related benefits due to reductions in headcount associated with our restructuring activities. Reductions in other personnel-related costs lowered sales and marketing expenses by $7.1 million. Non-cash compensation expense decreased approximately $8.5 million due to the elimination of the non-cash compensation due to the former shareholders of DoubleClick Scandinavia as the result of the accelerated payment of their remaining contingent consideration in the second quarter of 2001. In addition, marketing and bad debt expenses decreased $7.1 million and $4.4 million, respectively, in 2001. These decreases are commensurate with the decline in our revenues and the level of business activity. We expect sales and marketing expenses to continue to decrease, as a percentage of revenue, as the result of this reduction in non-cash compensation expense and the realization of increased operational efficiencies from the ongoing headcount rationalizations undertaken as part of our restructuring activities in 2001.

    General and Administrative

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $65.7 million, or 16.2% of revenue for the year ended December 31, 2001, and $83.2 million, or 16.5% of revenue for the year ended December 31, 2000. The $17.5 million decrease in general and administrative expense was primarily the result of overall reductions in professional services fees of $8.0 million and decreases in personnel-related costs of $6.5 million. Decreased professional services fees resulted in part from a reduction in consulting fees associated with system conversion and integration and personnel-related costs declined commensurate with the headcount reductions undertaken as part of our restructuring activities. We expect general and administrative fees to continue to decline in absolute dollars due to restructuring-related cost savings and decreases in other general operating costs.

    Product Development

    Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $53.4 million, or 13.2% of revenue for the year ended December 31, 2001 and $44.8 million, or 8.9% of revenue for the year ended December 31, 2000. The $8.6 million increase in product development expenses was primarily the result of increases in compensation and related benefits for product development personnel of $10.9 million, which were partially offset by an approximately $2.0 million reduction in professional services fees and recruiting costs. Although we will continue to concentrate on the efficient allocation of our personnel resources and reduce our reliance on external consultants, we believe that on-going investment in product development is critical to the attainment of our strategic objectives and, as a result, we do not expect product development expenses to decline in absolute dollars.

    Amortization of Intangible Assets

    Amortization of intangible assets consists primarily of goodwill amortization. Amortization expense was $52.2 million for the year ended December 31, 2001 and $41.2 million for the year ended December 31, 2000. The $11.0 million increase arose primarily due to the amortization of goodwill associated with our acquisitions of @plan, DoubleClick Japan and FloNetwork, partially offset by reductions in amortization expense related to DoubleClick Scandinavia and DoubleClick Iberoamerica as the result of their impairment write-downs in the fourth quarter of 2000.

    In accordance with SFAS No. 142, DoubleClick will cease to amortize goodwill when the statement is applied in its entirety in 2002. DoubleClick estimates that the adoption of SFAS No. 142 would have reduced its amortization expense by approximately $44.2 million and $35.9 million for the years ended December 31, 2001 and 2000, respectively.

    Goodwill and Other Impairments

    In connection with DoubleClick's decision to sell its European Media operations, management determined that the estimated fair value of the consideration it would receive pursuant to the sale agreement would be less than the carrying value of its European Media operations. As a result, management concluded that its investment in its European Media operations was impaired. DoubleClick recorded a charge of approximately $8.8 million in the fourth quarter of 2001, which represented the difference between the estimated fair value of the consideration to be received and the carrying value of the net assets to be sold.

    The persistence of the unfavorable economic conditions that began in 2000 led DoubleClick management to undertake a review of the recoverability of certain of its investments in the third quarter of 2001. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, management concluded that its investments in @plan and Flashbase were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments and the estimated fair value of these entities in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

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

    The amount of the goodwill impairment was calculated based on discounted analyses of these entities' expected future cash flows, which were no longer deemed adequate to support the value of the goodwill associated with these investments. In both cases, sharply-reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate online advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001. These entities' expected future cash flows and terminal values are based on management's budgeted forecasts and estimates. To the extent that these entities' results fall short of DoubleClick's revised projections, additional impairment charges could be incurred.

    As a result of the significant decline in its stock price in 2000, DoubleClick reviewed the recoverability of the goodwill associated with its acquisitions of DoubleClick Scandinavia and DoubleClick Iberoamerica in accordance with its accounting policy. In the course of its analysis, DoubleClick determined that the goodwill attributable to DoubleClick Scandinavia and DoubleClick Iberoamerica was in excess of its estimates of these entities' future cash flows. Accordingly, DoubleClick recognized $49.4 million in impairment charges equal to the difference between its investment in and the estimated fair value of these entities in the fourth quarter of 2000. Of this amount, $48.2 million related to DoubleClick Scandinavia and $1.2 million related to DoubleClick Iberoamerica.

    DoubleClick continues to evaluate its acquired intangible assets for evidence of impairment. If economic conditions continue to deteriorate and/or our investments do not perform in line with expectations, additional impairment charges could be recorded in future periods.

    Purchased In-process Research and Development

    In connection with our acquisition of FloNetwork in April, 2001, $1.3 million of the purchase price was allocated to in-process research and development projects and charged to operations as the projects had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses.

    DoubleClick incurred no such charges for the year ended December 31, 2000.

    Restructuring and Other Charges

    Throughout 2001, our management took certain actions to increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 605 employees, primarily from our Media and TechSolutions divisions, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded a $84.2 million charge to operations during the year of 2001. This charge included approximately $10.4 million for severance-related payments to terminated employees, approximately $51.7 million for the accrual of future lease costs, net of estimated sublease income and deferred rent liabilities previously recorded, approximately $19.5 million for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $2.6 million in other exit costs, which included consulting and professional services fees related to the restructuring activities and expenses associated with the decision to move the TechSolutions customer support department from New York to Colorado.

    DoubleClick expects to achieve annualized savings of approximately $45 million in personnel-and facility-related expenses as a result of the restructuring initiatives undertaken in 2001. A majority of these reductions will be realized in cash savings and are expected to primarily impact sales and marketing and general and administrative expenses. DoubleClick began to recognize the full effect of these cost savings in the third and fourth quarter of 2001. Of the remaining $49.6 million in cash outlays related to the 2001 restructuring activities, we expect to pay approximately $13.1 million in 2002, and approximately $36.5 million in 2003 and the years thereafter. We anticipate that these outlays will be funded from available sources of liquidity. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

    In December 2000, management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization and to position DoubleClick for growth in the future consistent with management's long-term objectives. This involved the involuntary terminations of approximately 180 employees. As a consequence, we recorded a $2.4 million charge to operations during the fourth quarter of 2000 related to payments for severance as well as the costs of outplacement services and the provision of continued benefits to terminated personnel. DoubleClick expects to achieve annualized cost savings of approximately $12 million in personnel related expenses as result of the restructuring activities undertaken in 2000. These reductions will be realized in cash savings and are expected to primarily impact sales and marketing and general and administrative expenses. As of December 31, 2001, all of the $2.4 million charge had been paid.

    We are continuing to review our operational performance and anticipate incurring additional restructuring charges in the first quarter of 2002, principally related to further headcount reductions and facility closures.

    Loss from Operations

    Our operating loss was $283.4 million for the year ended December 31, 2001 and $189.1 million for the year ended December 31, 2000. The increase in operating loss of $94.3 million was primarily attributable to the decrease in revenues, the incurrence of certain non-recurring charges, including goodwill impairment and restructuring charges, and the increase in the amortization of intangible assets discussed above. We expect to incur future losses from operations but believe these losses will begin to decline based on reductions in operating expenses and the elimination of goodwill amortization pursuant to SFAS
142. We continue to focus on productivity and will manage our headcount accordingly as our business conditions require.

    Equity in Losses of Affiliates

    Equity in losses of affiliates was $2.5 million for the year December 31, 2001 and $6.8 million for the year ended December 31, 2000. Included in Equity in losses of affiliates for the year ended December 31, 2000 was $3.9 million of non-recurring income related to DoubleClick's proportionate share of the gain recognized by ValueClick following the initial public offering of its consolidated subsidiary, ValueClick Japan. The decrease in equity in losses of affiliates was primarily the result of a reduction in the amount of amortization expense associated with our investment in ValueClick. Following our impairment write-down of the goodwill related to our investment in ValueClick in the fourth quarter of 2000, amortization expense associated with this investment decreased from $9.1 million for the year ended December 31, 2000 to $0.7 million for the year ended December 31, 2001.

    As a result of the cumulative dilutive effects of the transactions described in Gain on equity transactions of affiliates, net, DoubleClick does not believe that it is able to exercise significant influence over its investment in ValueClick as of December 31, 2001. Accordingly, DoubleClick will no longer record its proportionate share of ValueClick's results but instead carry this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 2001, DoubleClick has recorded approximately $5.9 million in unrealized gains associated with its investment in ValueClick.

    Gain on the Equity Transactions of Affiliates, Net

    For the year ended December 31, 2001, we recognized a gain of approximately $7.2 million from the initial public offering of our consolidated subsidiary DoubleClick Japan, which was partially offset by a loss of approximately $5.7 million related to the decrease in value of our proportionate share of the net assets of our equity-method investee ValueClick following its consummation of business combinations with ClickAgents.com, Zmedia and Mediaplex, and its issuance of common stock to the former shareholders of Bach Systems, Inc., upon the achievement of certain performance objectives. For the year ended December 31, 2000, we recognized an approximately $8.9 million gain related to the increase in the value of our investment as the result of ValueClick's initial public offering and an approximately $20.7 million gain through partial sale our interest in NetGravity to the minority shareholders of DoubleClick Japan.

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

    DoubleClick recognized approximately $24.1 million in impairment charges related to its investment in ValueClick for the year ended December 31, 2000.

    Write-down of Warrant

    In the third quarter of 2000, DoubleClick management determined that the remaining exercise period of its warrant to purchase approximately 10.8 million additional common shares of ValueClick was not a sufficient period to allow for the price of ValueClick common stock to move above the warrant's strike price. The application of an option-pricing model confirmed that the estimated fair value of the ValueClick warrant was negligible. As a result, DoubleClick wrote off the entire value of the warrant and recognized an impairment charge of approximately $18.7 million.

    There were no such charges incurred for the year ended December 31, 2001.

    Interest and Other, Net

    Interest and other, net was $24.8 million for the year ended December 31, 2001 and $53.8 million for the year ended December 31, 2000. Interest and other, net included $43.0 million of interest income for the year ended December 31, 2001, partially offset by $12.8 million in interest expense and a $4.5 million impairment charge related to the write-off of our investment in our cost-method investee Return Path. For the year ended December 31, 2000, Interest and other, net included $54.4 million in interest income, income of approximately $5.0 million related to contract termination fees associated with the restructuring of our Advertising Services Agreement with AltaVista, and $8.6 million relating to merger termination fees paid by NetCreations following the termination of our merger agreement. These amounts were partially offset by interest expense of $12.1 million. The decrease in interest income was primarily attributable to decreases in the average quarterly balances of our investments in marketable securities and decreases in average investment yields due to declines in interest rates. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rate of our investments.

    Income Taxes

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the year ended December 31, 2001 relates to taxes on the earnings of certain of our foreign subsidiaries. For the year ended December 31, 2000, the provision for income taxes primarily relates to taxes on the earnings of certain of our foreign subsidiaries and a change in estimated tax refunds receivable.

    Extraordinary Gain on the Extinguishment of Debt

    In 2001, DoubleClick repurchased $30.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $21.9 million in cash. DoubleClick wrote off approximately $0.2 million in deferred issuance costs and recognized an extraordinary gain of approximately $4.6 million, net of taxes of approximately $3.6 million, as the result of the early retirement of this debt.

    There were no such extraordinary items for the year ended December 31, 2000.

2000 COMPARED TO 1999

                                        YEAR ENDED DECEMBER 31, 2000                 YEAR ENDED DECEMBER 31, 1999
                                 ------------------------------------------   ------------------------------------------
                                 TECHNOLOGY    MEDIA      DATA      TOTAL     TECHNOLOGY    MEDIA      DATA      TOTAL
                                 ----------    -----      ----      -----     ----------    -----      ----      -----
Revenue........................   $203,391    $253,827   $72,355   $529,573    $ 74,695    $125,499   $65,961   $266,155
Intersegment elimination.......    (23,848)         --      (114)   (23,962)     (7,861)         --        --     (7,861)
Revenue from external
 customers.....................   $179,543    $253,827   $72,241   $505,611    $ 66,834    $125,499   $65,961   $258,294
                                  --------    --------   -------   --------    --------    --------   -------   --------
                                  --------    --------   -------   --------    --------    --------   -------   --------
Segment gross profit...........   $145,560    $ 64,251   $49,230   $259,041    $ 50,082    $ 49,955   $51,101   $151,138
                                  --------    --------   -------   --------    --------    --------   -------   --------
                                  --------    --------   -------   --------    --------    --------   -------   --------

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

    Revenues derived from advertising impressions delivered to users of the AltaVista Web site were $37.9 million, or 7.5% of total revenue for the year ended December 31, 2000 compared to $27.9 million, or 10.8% of total revenues for the year ended December 31, 1999. No one Web publisher or advertiser accounted for more than 10% of revenue for the year ended December 31, 2000.

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue increased 172.3% to $203.4 million for the year ended December 31, 2000 from $74.7 million for the year ended December 31, 1999. DoubleClick TechSolutions gross margin was 71.6% for the year ended December 31, 2000 and 67.0% for the year ended December 31, 1999. The increase in DoubleClick TechSolutions revenue was due to an increase in the number of DART Service and licensed ad serving software clients coupled with an increased volume of advertising impressions delivered for new and existing clients. The increase in gross margin is due to increased efficiencies from the growth of the DART Services and our consulting and support of DART Enterprise, our licensed ad serving software product.

DOUBLECLICK MEDIA

    Revenue for DoubleClick Media increased 102.2% to $253.8 million for the year ended December 31, 2000 from $125.5 million for the year ended December 31, 1999. DoubleClick Media gross margin was 25.3% for the year ended December 31, 2000 and 39.8% for the year ended December 31, 1999. The increase in DoubleClick Media revenue was due to an increase in online ad spending on the DoubleClick network. Gross margin decreased primarily due to the write-off of our advance to a Web publisher in December 2000. Excluding this one-time charge, gross margin would have been 32.6% for the year ended December 31, 2000. Gross margin also declined due to increases in the amounts of unsold inventory, which diluted the effective price of delivered advertising impressions. Gross margin further decreased due to a reduction in the proportion of revenue derived from advertising impressions delivered to users of the AltaVista Web site.

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

DOUBLECLICK DATA

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

    Product Development

    Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with the product development departments. To date, all product development costs have been expensed as incurred. Product development expenses were $44.8 million, or 8.9% of revenues for year ended December 31, 2000 and $28.4 million, or 11.0% of revenues for the year ended December 31, 1999. The $16.4 million increase in product development expense was primarily the result of an approximate $9.1 million increase in compensation and related benefits expenses associated with the increases in our personnel. In addition to increases in other costs related to our personnel growth, professional services fees increased by approximately $2.3 million related to consulting fees for enhancements to our DART ad management technology and our licensed ad serving software product, as well as our new email suite of products. The decrease in product development costs as a percentage of revenue is due to the growth in revenue generated from a significant number of new clients, renewals and extended contracts of existing clients, and an increase in services and products being offered.

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

    Restructuring Costs

    In December 2000 management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization and to position DoubleClick for growth in the future consistent with management's long-term objectives. This involved the involuntary terminations of approximately 180 employees. As a consequence, we recorded a $2.4 million charge to operations during the fourth quarter of 2000 related to payments for severance as well as the costs of outplacement services and the provision of continued benefits to terminated personnel.

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

    There were no such charges incurred for the year ended December 31, 1999.

    Write-Down of Warrant

    In the third quarter of 2000, DoubleClick management determined that the remaining exercise price of its warrant to purchase approximately 10.8 million additional common shares of ValueClick was not a sufficient period to allow for the price of ValueClick common stock to move above the warrant's strike price. The application of an option-pricing model confirmed that the fair value of the ValueClick warrant was negligible. As a result, DoubleClick wrote off the entire value of the warrant and recognized an impairment charge of approximately $18.7 million.

    There were no such charges incurred for the year ended December 31, 1999.

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

    Operating activities used $7.6 million for the year ended December 31, 2001, generated $41.6 million for the year ended December 31, 2000 and used $38.9 million for the year ended December 31, 1999. The decrease in cash provided by operating activities in 2001 resulted from an increase in net loss, excluding non-cash items, and decreases in accounts payable and deferred revenue, partially offset by a decrease in accounts receivable and an increase in accrued expenses. The increase in cash provided by operating activities in 2000 resulted primarily from a decrease in net loss, excluding non-cash items, and increases in accounts payable and accrued expenses, which were partially offset by increases in accounts receivable and prepaid expenses. Net cash used in investing activities was $85.6 million, $525.5 million and $367.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash used in investing activities for the year ended December 31, 2001 resulted primarily from the purchases of equipment and the net cash outlays for acquisitions of businesses and intangible assets, which was partially offset by the maturities of some of our investments in marketable securities. Cash used in investing activities for the year ended December 31, 2000 resulted principally from the investment of the proceeds of our common stock issuance in marketable securities, as well as purchases of equipment and the net cash outlays for the acquisition of businesses and intangible assets. Cash used in investing activities for the year ended December 31, 1999 resulted chiefly from the investment of the net proceeds from our public offering of Convertible Subordinated Notes and purchases of equipment. Net cash provided by financing activities was $4.3 million, $559.6 million and $364.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash generated by financing activities for the year ended December 31, 2001 resulted primarily from the initial public offering of our consolidated subsidiary DoubleClick Japan and the proceeds from the exercise of stock options, mostly offset by cash payments for debt and stock repurchases. Cash provided by financing activities consisted primarily of the net proceeds from our public offerings of common stock in 2000 and 1999 and the net proceeds of our public offering of Convertible Subordinated Notes in 1999.

    As of December 31, 2001, we had $99.5 million in cash and cash equivalents and $652.7 million in investments in marketable securities. As of December 31, 2001, our principal commitments consisted of $219.7 million principal amount of our Convertible Subordinated Notes and our obligations under operating and capital leases.

    If the closing sales price of DoubleClick common stock exceeds 140% of the $41.25 per share conversion price for at least 20 trading days in any consecutive 30 trading day period, or at anytime after March 15, 2003, the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, at the redemption prices set forth in the Convertible Notes indenture. Upon occurrence of a change of control of DoubleClick or if DoubleClick's common stock is no longer listed for trading on the Nasdaq Stock Market's National Market, a United States national securities exchange or an established automated over the counter trading market in the United States prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require DoubleClick to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus accrued interest, of the Convertible Notes being redeemed.

    The future minimum lease payments under capital and operating leases are as follows (in thousands):

                                                              CAPITAL   OPERATING
                 YEARS ENDING DECEMBER 31,                    LEASES     LEASES
                 -------------------------                    ------     ------
2002........................................................  $ 7,805   $ 25,181
2003........................................................    6,125     25,640
2004........................................................      165     27,106
2005........................................................       --     26,952
2006........................................................       --     23,508
Thereafter..................................................       --    145,127
                                                              -------   --------
    Total minimum lease payments............................  $14,095   $273,514
                                                              -------   --------
                                                              -------   --------

    We continue to anticipate that our capital expenditures and lease commitments will be a material use of our cash resources consistent with the levels of our operations, infrastructure and personnel.

    In September 2001, our Board of Directors authorized a repurchase plan that permits the purchase of up to an aggregate of $100 million of DoubleClick common stock or DoubleClick's Convertible Notes over a one-year period. DoubleClick purchased 765,000 shares of its common stock at an average price of $5.84 per share during the quarter ended September 30, 2001. In the third and fourth quarters of 2001, DoubleClick repurchased approximately $30.3 million of its outstanding Convertible Notes for approximately $21.9 million in cash.

    At December 31, 2001, DoubleClick had outstanding standby letters of credit of $17.6 million. These letters of credit collateralize DoubleClick's obligations to third parties under certain operating leases. In connection with these letters of credit, $17.6 million of DoubleClick's cash and cash equivalents are restricted as to its use at December 31, 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of December 31, 2001, our investments in marketable securities had a weighted-average time to maturity of approximately 344 days.

    The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2001.

                                                       TIME TO MATURITY
                                        -----------------------------------------------
                                                                TWO TO
                                        ONE YEAR    ONE TO       FOUR      GREATER THAN
                                        OR LESS    TWO YEARS     YEARS      FOUR YEARS    FAIR VALUE
                                        -------    ---------     -----      ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Cash and cash equivalents.............  $ 99,511         --         --             --      $ 99,511
Average interest rate.................      1.03%
Fixed-rate investments in marketable
  securities..........................  $339,996   $312,655         --             --      $652,651
Average interest rate.................      5.81%      4.07%
Convertible Subordinated Notes........        --         --         --       $219,700      $173,838
Average interest rate.................                                           4.75%

    We did not hold any material derivative financial instruments as of December 31, 2001.

FOREIGN CURRENCY RISK

    We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies. The effect of foreign exchange fluctuations on our operations for the year ended December 31, 2001 was not material. We do not use derivative financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize such instruments to hedge currency exposures on an ongoing basis. As of December 31, 2001, we had $36.5 million in cash and cash equivalents denominated in foreign currencies.

    The introduction of the euro has not had a material impact on how we conduct business and we do not anticipate any changes in how we conduct business as the result of increased price transparency.

    Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

                                DOUBLECLICK INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................   47
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   48
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000
  and 1999..................................................   49
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000
  and 1999..................................................   50
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2001, 2000 and 1999......   51
Notes to the Consolidated Financial Statements..............   52
Schedule II -- Valuation and Qualifying Accounts............   80

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DoubleClick Inc.:

    In our opinion the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DoubleClick Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


PRICEWATERHOUSECOOPERS LLP
NEW YORK, NEW YORK
JANUARY 15, 2002, EXCEPT AS TO NOTE 19 WHICH IS AS OF JANUARY 28, 2002

                                DOUBLECLICK INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                                  ----           ----
ASSETS
Current Assets:
    Cash and cash equivalents...............................   $   99,511     $  193,682
    Investments in marketable securities....................      339,996        422,495
    Accounts receivable, net of allowances of $21,579 and
      $26,715, respectively.................................       81,412        120,029
    Prepaid expenses and other current assets...............       35,180         36,934
                                                               ----------     ----------
        Total current assets................................      556,099        773,140

Investments in marketable securities........................      312,655        257,199
Property and equipment, net.................................      156,996        168,192
Goodwill, net...............................................       57,567         42,872
Intangible assets, net......................................       21,845          9,903
Investments in affiliates...................................       24,128         37,457
Other assets................................................        9,063          9,780
                                                               ----------     ----------
        Total assets........................................   $1,138,353     $1,298,543
                                                               ----------     ----------
                                                               ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable........................................   $   32,718     $   81,038
    Accrued expenses and other current liabilities..........      102,892         96,002
    Deferred revenue........................................       13,849         33,590
                                                               ----------     ----------
        Total current liabilities...........................      149,459        210,630
Long-term obligations and notes.............................       46,414         15,609
Convertible subordinated notes..............................      219,700        250,000
Minority interest...........................................       19,457          5,247

Stockholders' Equity:
    Preferred stock, par value $0.001; 5,000,000 shares
      authorized, none outstanding at December 31, 2001 and
      2000..................................................           --             --
    Common stock, par value $0.001; 400,000,000 shares
      authorized, 134,799,135 and 123,728,169 shares issued
      at December 31, 2001 and 2000.........................          135            124
    Treasury stock, 765,170 and 160,283 shares,
      respectively..........................................       (4,466)       (18,419)
    Additional paid-in capital..............................    1,265,953      1,116,172
    Deferred compensation...................................           --           (236)
    Accumulated deficit.....................................     (548,552)      (265,812)
    Other accumulated comprehensive loss....................       (9,747)       (14,772)
                                                               ----------     ----------
        Total stockholders' equity..........................      703,323        817,057
                                                               ----------     ----------
        Total liabilities and stockholders' equity..........   $1,138,353     $1,298,543
                                                               ----------     ----------
                                                               ----------     ----------

  The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              2001        2000        1999
                                                              ----        ----        ----
Revenue...................................................  $ 405,647   $ 505,611   $258,294
Cost of revenue...........................................    177,397     228,083    107,156
Write-off of advance to publisher.........................                 18,487         --
                                                            ---------   ---------   --------
    Total cost of revenue.................................    177,397     246,570    107,156
                                                            ---------   ---------   --------
        Gross profit......................................    228,250     259,041    151,138
                                                            ---------   ---------   --------
Operating expenses:
    Sales and marketing (inclusive of non-cash
      compensation of $15,233, $23,732, and $0,
      respectively).......................................    182,782     227,229    103,578
    General and administrative (inclusive of non-cash
      compensation of $259, $637 and $2,175,
      respectively).......................................     65,695      83,227     35,004
    Product development...................................     53,447      44,789     28,364
    Amortization of intangibles...........................     52,175      41,153      1,302
    Goodwill and other impairments........................     72,103      49,371         --
    Purchased in-process research and development.........      1,300          --         --
    Direct transaction, integration and relocation
      charges.............................................         --          --     41,605
    Restructuring charges.................................     84,167       2,389         --
                                                            ---------   ---------   --------
        Total operating expenses..........................    511,669     448,158    209,853
Loss from operations......................................   (283,419)   (189,117)   (58,715)
Other income (expense):
    Equity in losses of affiliates........................     (2,534)     (6,789)      (783)
    Gain on equity transactions of affiliates, net........      1,463      29,676         --
    Impairment of equity investment.......................    (11,735)    (24,052)        --
    Write-down of warrant.................................         --     (18,650)        --
    Interest and other, net...............................     24,755      53,801     12,264
                                                            ---------   ---------   --------
Total other income........................................     11,949      33,986     11,481
Loss before income taxes..................................   (271,470)   (155,131)   (47,234)
Provision for income taxes................................      1,214       1,497      8,587
                                                            ---------   ---------   --------
Loss before minority interest.............................   (272,684)   (156,628)   (55,821)
Minority interest.........................................      2,207         647         --
                                                            ---------   ---------   --------
Net loss before extraordinary item........................   (270,477)   (155,981)   (55,821)
Extraordinary gain on early extinguishment of debt, net of
  taxes of $3,550.........................................      4,649          --         --
                                                            ---------   ---------   --------
Net loss..................................................  $(265,828)  $(155,981)  $(55,821)
                                                            ---------   ---------   --------
                                                            ---------   ---------   --------
Basic and diluted net loss per share before extraordinary
  item....................................................  $   (2.05)  $   (1.29)  $  (0.51)
                                                            ---------   ---------   --------
                                                            ---------   ---------   --------
Basic and diluted net loss per share......................  $   (2.02)  $   (1.29)  $  (0.51)
                                                            ---------   ---------   --------
                                                            ---------   ---------   --------
Weighted-average shares used in basic and diluted net loss
  per share...............................................    131,622     121,278    109,756
                                                            ---------   ---------   --------
                                                            ---------   ---------   --------

  The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                    2001           2000           1999
                                                                    ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................      $(265,828)     $(155,981)     $(55,821)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and leasehold amortization.................         53,369         33,440        13,326
    Amortization of intangible assets.......................         53,004         41,153         1,302
    Equity in losses of affiliates..........................          2,534          6,789           783
    Gain on equity transactions of affiliates, net..........         (1,463)       (29,676)           --
    Impairment of equity investment.........................         11,735         24,052            --
    Goodwill and other impairments..........................         72,103         49,371            --
    Write-down of warrant...................................             --         18,650            --
    Write-down of investment and other non-cash charges.....          7,775            380            --
    Write-off of advance to publisher.......................             --         18,487            --
    Write-off of purchased in-process research and
      development...........................................          1,300             --            --
    Income tax benefit from the exercise of stock options...            120            600         2,167
    Deferred income taxes...................................             --             --           797
    Gain on early extinguishment of debt....................         (8,199)            --            --
    Minority interest.......................................         (2,207)          (647)           --
    Non-cash restructuring charge...........................         17,683             --            --
    Non-cash integration and facility relocation............             --             --         4,153
    Non-cash compensation...................................         15,492         24,369         2,175
    Provision for bad debts and advertiser credits..........         28,775         47,078        20,528
Changes in operating assets and liabilities, net of the
  effect of acquisitions:
    Accounts receivable.....................................         17,234        (75,048)      (61,170)
    Prepaid expenses and other assets.......................          6,214        (19,879)      (29,296)
    Accounts payable........................................        (33,353)        46,165        10,751
    Accrued expenses and other liabilities..................         37,471          8,519        29,504
    Deferred revenue........................................        (21,385)         3,807        21,879
                                                                  ---------      ---------      --------
        Net cash (used in) provided by operating
          activities........................................         (7,626)        41,629       (38,922)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities...........       (533,275)      (504,890)     (399,379)
Maturities of investments in marketable securities..........        566,941        152,524        91,786
Purchases of property, plant and equipment..................        (64,886)      (121,294)      (56,146)
Security deposits...........................................             --         (5,820)           --
Acquisitions of businesses and intangible assets, net of
  cash acquired.............................................        (53,037)       (28,804)       (3,120)
Investments in affiliates and other.........................         (1,363)       (17,260)         (435)
                                                                  ---------      ---------      --------
        Net cash used in investing activities...............        (85,620)      (525,544)     (367,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance
  costs.....................................................          2,364        504,660       114,015
Proceeds from the exercise of stock options.................          7,196         50,577         7,622
Proceeds from the issuance of notes payable.................            507             --       244,747
Proceeds from the issuance of stock by affiliate............         25,380          5,754            --
Repurchase of convertible debt..............................        (21,850)            --            --
Purchase of treasury stock..................................         (4,466)            --            --
Payment of notes and capital lease obligations..............         (4,897)        (1,398)       (2,005)
                                                                  ---------      ---------      --------
        Net cash provided by financing activities...........          4,234        559,593       364,379
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (5,159)        (1,234)         (595)
                                                                  ---------      ---------      --------
Net (decrease) increase in cash and cash equivalents........        (94,171)        74,444       (42,432)
Cash and cash equivalents at beginning of period............        193,682        119,238       161,670
                                                                  ---------      ---------      --------
Cash and cash equivalents at end of period..................      $  99,511      $ 193,682      $119,238
                                                                  ---------      ---------      --------
                                                                  ---------      ---------      --------

  The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                               CONVERTIBLE
                             PREFERRED STOCK         COMMON STOCK         TREASURY STOCK     ADDITIONAL
                           -------------------   --------------------   ------------------    PAID-IN       DEFERRED
                             SHARES     AMOUNT     SHARES      AMOUNT    SHARES    AMOUNT     CAPITAL     COMPENSATION
                             ------     ------     ------      ------    ------    ------     -------     ------------
Balance at December 31,
 1998....................          --    $--     106,784,868    $107          --  $     --   $  262,780     $(2,147)
Net loss.................
Cumulative foreign
 currency translation....
Unrealized gain on
 marketable securities...
Comprehensive income
 (loss)..................
Issuance of common stock
 for acquisition.........                            862,092       1                             87,851
Deferred compensation,
 net of amortization.....                                                                         1,134       1,041
Issuance of common stock,
 net of issuance costs...                          2,191,572       2                            114,013
Common shares issued upon
 exercise of stock
 options and warrants....                          2,615,360       2                              7,620
Tax benefit upon exercise
 of stock options........                                                                         2,167
                           ----------    ---     -----------    ----    --------  --------   ----------     -------
Balance at December 31,
 1999....................          --     --     112,453,892     112          --        --      475,565      (1,106)
Net loss.................
Cumulative foreign
 currency translation....
Unrealized gain on
 marketable securities...
Comprehensive income
 (loss)..................
Issuance of common stock
 for acquisition.........                             23,721                                      1,945
Issuance of options for
 acquisition.............                                                                         1,313
Issuance of common stock
 for investment..........                            732,860       1    (206,813)  (23,766)      84,198
Other adjustments........                                                                          (233)        233
Amortization of deferred
 compensation............                                                                                       637
Issuance of common stock,
 net of issuance costs...                          5,733,411       6                            502,913
Common shares issued upon
 exercise of stock
 options.................                          4,700,670       5                             50,572
Employee stock
 purchases...............                             83,615                                      1,741
Investee sale of
 DoubleClick common
 stock...................                                                 46,530     5,347       (2,442)
Tax benefit upon exercise
 of stock options........                                                                           600
                           ----------    ---     -----------    ----    --------  --------   ----------     -------
Balance at December 31,
 2000....................          --     --     123,728,169     124    (160,283)  (18,419)   1,116,172        (236)
Net loss.................
Cumulative foreign
 currency translation....
Unrealized gain on
 marketable securities...
Comprehensive income
 (loss)..................
Issuance of common stock
 for acquisitions........                          5,977,417       6                             98,871
Payment of non-cash
 compensation............                          2,724,338       3                             37,414
Equity transactions of
 affiliates..............                                                 37,045     4,257        1,773
Purchase of treasury
 stock...................                                               (765,170)   (4,466)
Amortization of deferred
 compensation............                                                                                       236
Issuance of common stock
 under 401(k) plan.......                            245,460                                      2,045
Common shares issued upon
 exercise of stock
 options.................                          1,879,790       2                              7,194
Employee stock
 purchases...............                            243,961                                      2,364
Investee sale of
 DoubleClick common
 stock...................                                                123,238    14,162
Tax benefit upon exercise
 of stock options........                                                                           120
                           ----------    ---     -----------    ----    --------  --------   ----------     -------
Balance at December 31,
 2001....................          --    $--     134,799,135    $135    (765,170) $ (4,466)  $1,265,953     $    --
                           ----------    ---     -----------    ----    --------  --------   ----------     -------
                           ----------    ---     -----------    ----    --------  --------   ----------     -------




                                             OTHER           TOTAL
                           ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                             DEFICIT        INCOME          EQUITY
                             -------        ------          ------
Balance at December 31,
 1998....................   $ (54,010)     $     41        $ 206,771
Net loss.................     (55,821)                       (55,821)
Cumulative foreign
 currency translation....                      (885)            (885)
Unrealized gain on
 marketable securities...                    (2,234)          (2,234)
                            ---------      --------        ---------
Comprehensive income
 (loss)..................     (55,821)       (3,119)         (58,940)
Issuance of common stock
 for acquisition.........                                     87,852
Deferred compensation,
 net of amortization.....                                      2,175
Issuance of common stock,
 net of issuance costs...                                    114,015
Common shares issued upon
 exercise of stock
 options and warrants....                                      7,622
Tax benefit upon exercise
 of stock options........                                      2,167
                            ---------      --------        ---------
Balance at December 31,
 1999....................    (109,831)       (3,078)         361,662
Net loss.................    (155,981)                      (155,981)
Cumulative foreign
 currency translation....                   (13,457)         (13,457)
Unrealized gain on
 marketable securities...                     1,763            1,763
                            ---------      --------        ---------
Comprehensive income
 (loss)..................    (155,981)      (11,694)        (167,675)
Issuance of common stock
 for acquisition.........                                      1,945
Issuance of options for
 acquisition.............                                      1,313
Issuance of common stock
 for investment..........                                     60,433
Other adjustments........
Amortization of deferred
 compensation............                                        637
Issuance of common stock,
 net of issuance costs...                                    502,919
Common shares issued upon
 exercise of stock
 options.................                                     50,577
Employee stock
 purchases...............                                      1,741
Investee sale of
 DoubleClick common
 stock...................                                      2,905
Tax benefit upon exercise
 of stock options........                                        600
                            ---------      --------        ---------
Balance at December 31,
 2000....................    (265,812)      (14,772)         817,057
Net loss.................    (265,828)                      (265,828)
Cumulative foreign
 currency translation....                    (7,540)          (7,540)
Unrealized gain on
 marketable securities...                    12,565           12,565
                            ---------      --------        ---------
Comprehensive income
 (loss)..................    (265,828)        5,025         (260,803)
Issuance of common stock
 for acquisitions........                                     98,877
Payment of non-cash
 compensation............                                     37,417
Equity transactions of
 affiliates..............      (4,257)                         1,773
Purchase of treasury
 stock...................                                     (4,466)
Amortization of deferred
 compensation............                                        236
Issuance of common stock
 under 401(k) plan.......                                      2,045
Common shares issued upon
 exercise of stock
 options.................                                      7,196
Employee stock
 purchases...............                                      2,364
Investee sale of
 DoubleClick common
 stock...................     (12,655)                         1,507
Tax benefit upon exercise
 of stock options........                                        120
                            ---------      --------        ---------
Balance at December 31,
 2001....................   $(548,552)     $ (9,747)       $ 703,323
                            ---------      --------        ---------
                            ---------      --------        ---------

  The accompanying notes are an integral part of these consolidated financial statements

                                DOUBLECLICK INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    DoubleClick Inc., together with its subsidiaries ('DoubleClick'), is a leading provider of products and services that enable direct marketers, publishers and advertisers to market to consumers in the digital world. Combining technology, media, and data expertise, DoubleClick's products and services help its customers optimize their advertising and marketing campaigns on the Internet and through other media. DoubleClick offers a broad range of technology, media, data and research products and services to its customers to allow its customers to address all aspects of the digital marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements.

    DoubleClick derives its revenues from three business units: Technology (or 'TechSolutions'), Media and Data based on the types of services provided. DoubleClick TechSolutions includes our ad management products consisting of our DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service and a suite of email products based on DoubleClick's DARTmail Service. DoubleClick Media consists of the DoubleClick network, which provide fully outsourced and effective ad sales and related services to a worldwide group of advertisers and publishers. DoubleClick Data includes its Abacus division which utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more efficient for Abacus Alliance members and other clients. DoubleClick Data also includes DoubleClick's research division, which offers Web publishers sophisticated research about online market and advanced campaign tools and planning systems.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of DoubleClick, its wholly-owned subsidiaries, and subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Investments in entities in which DoubleClick does not have a controlling financial interest, but over which DoubleClick has significant influence, are accounted for using the equity method. Investments where DoubleClick does not have the ability to exercise significant influence are accounted for using the cost method.

CASH, CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES

    Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

    Marketable securities are classified as current or long-term assets depending on their dates of maturity. As of December 31, 2001, all marketable securities included in long-term assets mature in the calendar year 2003.

    DoubleClick classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. DoubleClick recognizes gains and losses when these securities are sold using the specific identification method. DoubleClick has not recognized any material gains or losses from the sale of its investments in marketable securities.

    At December 31, 2001 cash and cash equivalents and investments in marketable securities consisted of the following:

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

                                                              UNREALIZED   UNREALIZED   ESTIMATED
                                                     COST       LOSSES       GAINS      FAIR VALUE
                                                     ----       ------       -----      ----------
                                                                   (IN THOUSANDS)
Cash and cash equivalents:
Cash.............................................  $ 80,493        --           --       $ 80,493
Money market funds...............................     4,318        --           --          4,318
Municipal bonds and notes........................    14,700        --           --         14,700
                                                   --------      ----        -----       --------
                                                   $ 99,511        --           --       $ 99,511
                                                   --------      ----        -----       --------
                                                   --------      ----        -----       --------
Investments in marketable securities:
Municipal bonds and notes........................  $172,917        --          992       $173,909
Corporate securities.............................   473,581       (44)       5,205        478,742
                                                   --------      ----        -----       --------
                                                   $646,498       (44)       6,197       $652,651
                                                   --------      ----        -----       --------
                                                   --------      ----        -----       --------

    At December 31, 2000, cash and cash equivalents and investments in marketable securities consisted of the following:

                                                              UNREALIZED   UNREALIZED   ESTIMATED
                                                     COST       LOSSES       GAINS      FAIR VALUE
                                                     ----       ------       -----      ----------
                                                                   (IN THOUSANDS)
Cash and cash equivalents:
Cash.............................................  $139,550         --          --       $139,550
Money market funds...............................    13,330         --          --         13,330
Municipal bonds and notes........................    21,103         --          --         21,103
Corporate securities.............................    19,699         --          --         19,699
                                                   --------     ------       -----       --------
                                                   $193,682         --          --       $193,682
                                                   --------     ------       -----       --------
                                                   --------     ------       -----       --------
Investments in marketable securities:
Municipal bonds and notes........................  $131,868        (54)         60       $131,874
Corporate securities.............................   548,297     (3,201)      2,724        547,820
                                                   --------     ------       -----       --------
                                                   $680,165     (3,255)      2,784       $679,694
                                                   --------     ------       -----       --------
                                                   --------     ------       -----       --------

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. As required by SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, DoubleClick capitalizes certain computer software developed or obtained for internal use. Capitalized computer software is depreciated using the straight-line method over the estimated life of the software or generally three to five years.

GOODWILL AND INTANGIBLE ASSETS

    DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Until December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, which was generally three years. Intangible assets include patents, trademarks, and customer lists. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to three years.

    In July 2001, the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 142 'Goodwill and Other Intangible Assets.' See 'New accounting pronouncements.'

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

IMPAIRMENT OF LONG-LIVED ASSETS

    DoubleClick assesses the recoverability of long-lived assets, including goodwill and intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset's disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

REVENUE RECOGNITION

    DoubleClick's revenues are presented net of a provision for advertiser credits, which is estimated and established in the period in which services are provided. These credits are generally issued in the event that delivered advertisements do not meet contractual specifications. Actual results could differ from these estimates.

    TECHNOLOGY. Revenues include fees earned from email products and services and the use of DART ad management products and services, DoubleClick's Web-based ad management solution. Revenues derived from email services and the use of the DART email delivery technology are recognized in the period the advertising impressions or emails are delivered provided collection of the resulting receivable is reasonably assured. DART Services activation fees are deferred and recognized ratably over the expected term of the customer relationship.

    For DoubleClick's licensed ad serving software solution, revenues are recognized upon completion of product installation, which is generally when customers begin utilizing the product, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

    A portion of the initial ad serving software license fee is attributed to the customer's right to receive, at no additional charge, software upgrades released during the subsequent twelve months. Revenues attributable to software upgrades are deferred and recognized ratably over the period covered by the software license agreement, which is generally one year. Revenues from consulting services are recognized as the services are performed and customer-support revenues are deferred and recognized ratably over the period covered by the customer support agreement, generally one year.

    MEDIA. Revenues are derived primarily from the sale and delivery of advertising impressions through third-party Web sites within the DoubleClick network (the 'network'). Revenues are recognized in the period the advertising impressions are delivered provided collection of the resulting receivable is reasonably assured. Deferred revenue consists primarily of payments received in advance of revenue being earned for the delivery of such advertising impressions.

    DoubleClick becomes obligated to make payments to third-party Web sites, which have contracted with DoubleClick to be part of the network, in the period the advertising impressions are delivered. Such expenses are classified as costs of revenues in the consolidated statement of operations.

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

    In December 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin ('SAB') No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

certain of the SEC's views on the application of generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on DoubleClick's financial position or results of operations.

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

ISSUANCE OF STOCK BY AFFILIATES

    Changes in DoubleClick's interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the consolidated statement of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of SAB No. 51.

ADVERTISING EXPENSES

    DoubleClick expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations and totaled $12.8 million, $22.5 million, and $7.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

EQUITY-BASED COMPENSATION

    DoubleClick accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board ('APB') Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. DoubleClick has adopted the disclosure-only requirements of SFAS No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

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

    At December 31, 2001, 2000 and 1999, outstanding options of approximately
23.9 million and 22.2 million and 23.1 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share excludes the effect of 5,326,055 shares issuable upon conversion of $219.7 million, 4.75% Convertible Subordinated Notes due 2006, since their inclusion would also have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

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

    In 1999, DoubleClick advanced approximately $20 million to AllAdvantage, an Internet advertising and sweepstakes company. In view of the weak market for Internet advertising in general and the financial difficulties of AllAdvantage in particular, management concluded that was no longer recoverable and the remaining balance of approximately $18.5 million was written off in the fourth quarter of 2000. This charge has been classified as a cost of revenue in the consolidated statements of operations.

    On August 7, 2000, DoubleClick announced the restructuring of its Advertising Services Agreement with AltaVista ('New Agreement'). Pursuant to the New Agreement, AltaVista assumed lead ad sales responsibility for domestic and international advertisers in 2001. DoubleClick has the right to sell advertisements on the AltaVista Web site, on a non-exclusive basis, as part of DoubleClick's ad network, through December 31, 2004. In addition, under the New Agreement, the DART for Publishers Service will serve ads on AltaVista's Web sites through December 31, 2004 with the ads required to be served through the DART for Publishers declining in each year of the

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

agreement, subject to certain minimums. The DART for Publishers service will serve the majority of AltaVista's online advertising campaigns through December 2004. For the year ended December 31, 2000, DoubleClick recognized approximately $5.0 million in contract termination fees associated with the restructuring of its Advertising Services Agreement with AltaVista. This amount has been included in 'Interest and other, net' in the consolidated statements of operations.

    Revenues derived from advertising impressions delivered to users of the AltaVista Web site represented 2.4%, 7.5%, and 10.8% of DoubleClick's revenues for the periods ended December 31, 2001, 2000 and 1999, respectively. No other Web site publisher and no advertiser or other customer on the network was responsible for 10% or more of DoubleClick's total revenues during the periods presented in the consolidated statements of operations. No other single customer accounted for more than 10% of DoubleClick's revenues for the years ended December 31, 2001, 2000 and 1999. No single customer accounted for more than 10% of DoubleClick's accounts receivable at December 31, 2001 and 2000.

    DoubleClick's financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and convertible subordinated notes. At December 31, 2001 and 2000 the fair value of these instruments approximated their financial statement carrying amount with the exception of the convertible subordinated notes, which had estimated fair values of $173.8 million and $146.4 million at December 31, 2001 and 2000, respectively.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and set forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS 141 and 142 are effective for business combinations completed after June 30, 2001. DoubleClick adopted these statements on January 1, 2002; however, as noted above, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. Management is in the process of evaluating the effect that the adoption of the remaining provisions of SFAS No. 142 will have on DoubleClick's results of operations and financial position.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

    In June 1998 the FASB issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, which had an initial adoption date of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise on the adoption of the statement. DoubleClick adopted SFAS
No. 133 effective January 1, 2001. The adoption of SFAS No. 133 had no material impact on DoubleClick's financial condition or results of operations.

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

    The aggregate purchase price of $52.7 million, which includes approximately $1.1 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows (in millions):

Current assets..............................................  $ 5.4
Acquired in-process research and development................    1.3
Other intangible assets.....................................    6.5
Goodwill....................................................   45.0
Other non-current assets....................................    3.3
                                                              -----
    Total assets acquired...................................  $61.5
Current liabilities.........................................  $(8.8)
                                                              -----
    Total liabilities assumed...............................  $(8.8)
                                                              -----
Net assets acquired.........................................  $52.7
                                                              -----
                                                              -----

    On the basis of fair value appraisals, approximately $4.3 million of the purchase price has been allocated to acquired technology, $2.2 million to customer lists and $1.3 million to purchased in-process research and development. The amounts allocated to customer lists and acquired technology is being amortized on a straight-line basis over 2 and 3 years, respectively. The amounts attributed to in-process research and development projects have been charged to

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

operations as they had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses. DoubleClick has also recorded approximately $45.0 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and is being amortized on a straight-line basis over three years. In accordance with SFAS 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002. See Note 1, 'Description of business and significant accounting policies.'

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

    The aggregate purchase price of $104.3 million, which includes approximately $0.8 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition as follows (in millions):

Cash.......................................................  $ 26.6
Other current assets.......................................     3.5
Goodwill...................................................    79.1
Other non-current assets...................................     0.8
                                                             ------
    Total assets acquired..................................  $110.0
Current liabilities........................................  $ (5.7)
                                                             ------
    Total liabilities assumed..............................  $ (5.7)
                                                             ------
Net assets acquired........................................  $104.3
                                                             ------
                                                             ------

    DoubleClick has recorded approximately $79.1 million in goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax-deductible and is being amortized on a straight-line basis over three years. In accordance with SFAS 142, DoubleClick will cease to amortize this goodwill when the statement is applied in its entirety in 2002. See Note 1, 'Description of business and significant accounting policies.'

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

    The results of operations for @plan have been included in DoubleClick's consolidated statements of operations from the date of acquisition.

    The following unaudited pro forma results of operations have been prepared assuming that the acquisition of FloNetwork and @plan occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions been consummated on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                      2001               2000
                                                      ----               ----
                                                       (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)
                                                            (UNAUDITED)
Revenues.........................................   $ 413,842         $ 530,997
Amortization of intangible assets................      60,082            84,501
Net loss before extraordinary item...............   $(282,560)        $(216,395)
Net loss before extraordinary item per basic and
  diluted share..................................       (2.13)            (1.70)

DOUBLECLICK JAPAN

    In July 2000, DoubleClick contributed its wholly-owned subsidiary, NetGravity Japan, to its affiliate DoubleClick Japan in return for an additional 27% ownership interest in DoubleClick Japan. In addition to increasing DoubleClick's equity interest to approximately 37%, the agreement with DoubleClick Japan enables it to elect a majority of the seats on DoubleClick Japan's Board of Directors and exercise a controlling financial interest over its operations. Accordingly, DoubleClick has consolidated the net assets and results of operations of DoubleClick Japan as of the date of the transfer. As DoubleClick Japan's net assets and results and operations had not previously been consolidated in DoubleClick's financial statements, this simultaneous transfer and acquisition was treated as a partial sale of DoubleClick's interest in NetGravity and a step acquisition of an additional equity interest in DoubleClick Japan. Full reverse acquisition accounting was applied and a $20.7 million gain recognized to the extent that NetGravity Japan was deemed sold to the minority shareholders of DoubleClick Japan. This gain has been included in 'Gain on equity transactions of affiliates, net' in the consolidated statements of operations. Goodwill of $21.3 million was recorded to reflect the proportionate step-up in DoubleClick Japan's net assets as the result of the reverse acquisition.

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

    On April 25, 2001, DoubleClick Japan completed its initial public offering of common stock on the Nasdaq Japan market. This diluted DoubleClick's ownership percentage to 38.2%. See Note 6, 'Initial Public Offering of DoubleClick Japan.'

FLASHBASE, INC.

    Effective May 26, 2000, DoubleClick acquired Flashbase, Inc. ('Flashbase') for approximately $19.6 million. In connection with the acquisition, which has been accounted for under the purchase method, DoubleClick recorded approximately $19.5 million in goodwill. Additional payments of approximately $4.2 million were made in March 2001 based on the continued

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

employment of the former shareholders and the attainment of specific performance objectives for the year ended December 31, 2000. Of this amount, approximately $1.7 million was paid in cash and the remaining $2.5 million was paid in DoubleClick common stock. Such amounts were included in 'Sales and marketing' in the 2000 consolidated statement of operations.

DOUBLECLICK SCANDINAVIA AB

    On December 29, 1999, DoubleClick acquired the 90.7% of the outstanding shares of DoubleClick Scandinavia AB that it did not previously own in a business combination accounted for using the purchase method. In the transaction, the shares of DoubleClick Scandinavia AB not owned by DoubleClick were exchanged for an aggregate of approximately 862,000 shares of DoubleClick common stock. DoubleClick acquired the outstanding shares of DoubleClick Scandinavia AB in exchange for DoubleClick common stock valued at $87.9 million, assumed a working capital deficiency of $3.1 million and incurred costs of $1.4 million. In connection with the acquisition, DoubleClick recorded approximately $92.4 million of goodwill. Under the terms of DoubleClick's purchase agreement with DoubleClick Scandinavia, additional shares of DoubleClick common stock were to be contingently issuable in March 2001 and 2002 based upon the continued employment of the former shareholders and the attainment of specific revenue objectives for the years ended December 31, 2001 and 2000. In May 2001, after issuing the shares related to the 2000 fiscal year, DoubleClick agreed to pay the former shareholders the minimum consideration they were entitled to receive for the 2001 fiscal year under the terms of the original agreement. As a result, DoubleClick recognized approximately $15.2 million in non-cash compensation expense, which represented the remaining unaccrued portion this accelerated payment. For the year ended December 31, 2000, DoubleClick recognized approximately $19.8 million in non-cash compensation expense related to shares contingently issuable to the former shareholders of DoubleClick Scandinavia for the 2000 fiscal year. These amounts have been included in 'Sales and marketing' in the consolidated statements of operations.

    On December 27, 2001, DoubleClick acquired the remaining outstanding shares that it did not own of DoubleClick Denmark, a consolidated subsidiary of DoubleClick Scandinavia, for approximately $3.6 million.

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

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

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

NOTE 3 -- INVESTMENT IN VALUECLICK, INC.

    Effective February 28, 2000, DoubleClick acquired an approximately 33% interest in ValueClick, Inc. ('ValueClick') as well as a warrant to purchase ValueClick common stock for 732,860 shares of DoubleClick common stock and $10.0 million in cash. DoubleClick's investment in ValueClick was recorded based on the fair value of the consideration paid (approximately $94.2 million) less approximately $27.7 million of treasury stock that represented its proportionate share of the DoubleClick stock held by ValueClick. In addition to approximately $41.3 million of goodwill, DoubleClick's investment in ValueClick also included an amount of approximately $18.7 million which represented the estimated fair value of the warrant on February 28, 2000. DoubleClick's investment in ValueClick has been accounted for under the equity method, with a 90-day lag in reporting DoubleClick's share of the results of ValueClick. DoubleClick has recorded its proportionate share of ValueClick's net income or loss and the amortization of goodwill associated with this investment in 'Equity in losses of affiliates' in the consolidated statements of operations. This goodwill was amortized on a straight-line basis using a three-year estimated useful life.

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

    In the third quarter of 2000, DoubleClick management determined that the remaining exercise period of its warrant to purchase approximately 10.8 million additional common shares of ValueClick was not a sufficient period to allow for the price of ValueClick common stock to move above the warrant's strike price. The application of an option-pricing model confirmed that the estimated fair value of the ValueClick warrant was negligible. As a result, DoubleClick wrote off the entire value of the warrant and recognized an impairment charge of approximately $18.7 million. This charge has been reflected as 'Write-down of warrant' in the consolidated statements of operations.

    In the third quarter of 2000, DoubleClick recognized its proportionate share of the gain resulting from the initial public offering of ValueClick Japan, a consolidated subsidiary of ValueClick. Pursuant to SAB 51, ValueClick recognized a gain to the extent that a portion of its interest was deemed sold through the offering at a price higher than its original basis. DoubleClick's proportionate share of this gain, approximately $3.9 million, has been included in 'Equity in losses of affiliates' in the consolidated statements of operations.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

    In light of the steady decline in the market price of ValueClick's common stock since its initial public offering, DoubleClick management made an assessment of the carrying value of its investment in ValueClick in the fourth quarter of 2000 and determined that it was in excess of its estimated fair value. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $24.1 million, which represented the difference between the carrying value and the estimated fair value of its investment in ValueClick. This impairment has been recorded as 'Goodwill impairment of equity investment' in the consolidated statements of operations. The estimated fair value of DoubleClick's investment in ValueClick was determined based on the closing market price of ValueClick common stock on December 1, 2000.

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

    In the fourth quarter of 2001, DoubleClick recorded the effects of ValueClick's issuance of approximately 0.6 million shares to the former shareholders of Bach Systems upon the

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

achievement of certain performance objectives. As a result of this issuance, DoubleClick's ownership interest was reduced from 21.7% to 21.3% and the value of its proportionate share of ValueClick's net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick of $0.3 million and recognized a loss of approximately $0.3 million. This loss has been included in Gain on equity transactions of affiliates, net in the consolidated statements of operations.

    Also in the fourth quarter of 2001, DoubleClick recorded the effects of ValueClick's issuance of approximately 14.9 million shares to complete its purchase acquisition of Mediaplex, Inc. As a result of the merger, DoubleClick's ownership interest was reduced from 21.3% to 15.2% and the value of its proportionate share of ValueClick's net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick of $0.1 million and recognized a loss of approximately $0.1 million. This loss has been included in 'Gain on equity transactions of affiliates, net' in the consolidated statements of operations.

    For the years ended December 31, 2001 and 2000, DoubleClick recognized approximately $0.7 million and $9.1 million, respectively, of goodwill amortization associated with its investment in ValueClick.

    As a result of the cumulative dilutive effects of the transactions described above, DoubleClick does not believe that it is able to exercise significant influence over its investment in ValueClick as of December 31, 2001. Accordingly, DoubleClick will no longer record its proportionate share of ValueClick's results but instead carry this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 2001, DoubleClick's investment in ValueClick consisted of the following (in millions):

Cost basis..................................................  $16.6
Unrealized gain.............................................    5.9
                                                              -----
Estimated fair value........................................  $22.5

    DoubleClick's investment in ValueClick is included in 'Investments in affiliates' in the Consolidated Balance Sheets.

    DoubleClick has recorded a full valuation allowance against the net deferred tax asset associated with its investment in ValueClick.

NOTE 4 -- INVESTMENTS

    DoubleClick has a 50% interest in Abacus Direct Europe B.V., which was formed in 1998 to provide services to the European Community. This investment is accounted for under the equity method. DoubleClick contributed approximately $481,000 and $435,000 to Abacus Direct Europe B.V. during the years ended December 31, 2000 and 1999, respectively. DoubleClick recognized approximately $100,000 as its equity in the net income of Abacus Direct Europe B.V. for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, DoubleClick recognized approximately $492,000 and $783,000, respectively, as its equity in the losses of Abacus Direct Europe B.V. These amounts have been included in 'Equity in losses of affiliates' in the consolidated statements of operations.

NOTE 5 -- WRITE-DOWN OF INVESTMENT IN AFFILIATE

    As a result of the significant decline in the market value of Internet-based companies and the decreasing access of these companies to public and private financing, management initiated an assessment of the carrying values of certain of its investments in affiliates in 2001. In the course of its analysis, DoubleClick determined that the carrying value of its cost-method investee Return

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

Path was no longer recoverable. As a consequence, DoubleClick wrote off its entire investment in Return Path and recognized an impairment charge of $4.5 million in the second quarter of 2001. This charge has been included in 'Interest and other, net' in the consolidated statements of operations.

NOTE 6 -- INITIAL PUBLIC OFFERING OF DOUBLECLICK JAPAN

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

NOTE 7 -- GOODWILL AND INTANGIBLE ASSETS

    Goodwill, net consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                                ----      ----
                                                                (IN THOUSANDS)
Goodwill....................................................  $ 81,702   $51,461
Less accumulated amortization...............................   (24,135)   (8,589)
                                                              --------   -------
                                                              $ 57,567   $42,872
                                                              --------   -------
                                                              --------   -------

    Intangible assets, net consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                                ----      ----
                                                                (IN THOUSANDS)
Patents and trademarks......................................  $  9,723   $ 9,569
Customer lists..............................................    19,645     4,724
Purchased technology and other..............................     6,228        --
                                                              --------   -------
                                                                35,596    14,293
Less accumulated amortization...............................   (13,751)   (4,390)
                                                              --------   -------
                                                              $ 21,845   $ 9,903
                                                              --------   -------
                                                              --------   -------

    For the year ended December 31, 2001, DoubleClick purchased customer lists for approximately $12.6 million in cash.

    Amortization expense related to goodwill and intangible assets was approximately $53.0 million, $41.2 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, approximately $829,000 of this expense relates to the amortization of acquired technology assets and has been included as a component of cost of revenue in the consolidated statement of operations.

NOTE 8 -- GOODWILL AND OTHER IMPAIRMENTS

    In connection with DoubleClick's decision to sell its European Media operations, management determined that the estimated fair value of the consideration it would receive pursuant to the sale

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

agreement would be less than the carrying value of its European Media operations. As a result, management concluded that its investment in its European Media operations was impaired. DoubleClick recorded a charge of approximately $8.8 million in the fourth quarter of 2001, which represented the difference between the estimated fair value of the consideration to be received and the carrying value of the net assets to be sold. See Note 20, 'Subsequent Events.'

    The persistence of the unfavorable economic conditions that began in 2000 led DoubleClick management to undertake a review of the recoverability of certain of its investments in 2001. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, management concluded that its investments in @plan and Flashbase were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments in and the estimated fair value of these entities in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

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

    The amount of the goodwill impairment was calculated based on discounted analyses of these entities' expected future cash flows, which were no longer deemed adequate to support the value of the goodwill associated with these investments. In both cases, sharply-reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate online advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001. These entities' expected future cash flows and terminal values are based on management's budgeted forecasts and estimates. In its calculation to determine the impairment charge for its investment in @plan, DoubleClick used a discount rate of 15% and assumed a remaining useful life of 2.5 years, which represented the remaining useful life of the goodwill associated with this investment. In its calculation to determine the impairment charge for Flashbase, DoubleClick used a discount rate of 15% and a useful life of 1.75 years, which represented the remaining useful life of the goodwill associated with this investment.

    As a result of the significant decline in its stock price in 2000, DoubleClick reviewed the recoverability of the goodwill associated with its acquisitions of DoubleClick Scandinavia and DoubleClick Iberoamerica in accordance with its accounting policy. In the course of its analysis, DoubleClick determined that the goodwill attributable to DoubleClick Scandinavia and DoubleClick Iberoamerica was in excess of its estimates of these entities' future cash flows. Accordingly, DoubleClick recognized $49.4 million in impairment charges equal to the difference between its investment in and the estimated fair value of these entities in the fourth quarter of 2000. Of this amount, $48.2 million related to DoubleClick Scandinavia and $1.2 million related to DoubleClick Iberoamerica.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

NOTE 9 -- PROPERTY AND EQUIPMENT

                                                                                DECEMBER 31,
                                                                             -------------------
                                                            ESTIMATED          2001       2000
                                                           USEFUL LIFE         ----       ----
                                                                               (IN THOUSANDS)
Computer equipment and purchased software...........        1-3 years        $167,037   $136,521
Furniture and fixtures..............................         5 years           12,769     10,878
Leasehold improvements..............................       1-15 years          48,116     49,958
Building and building improvements..................       20-40 years         26,331     15,003
Land................................................                            3,050      3,050
Capital work-in-progress............................                            3,637      3,817
                                                                             --------   --------
                                                                              260,940    219,227
Less accumulated depreciation and amortization......                         (103,944)   (51,035)
                                                                             --------   --------
                                                                             $156,996   $168,192
                                                                             --------   --------
                                                                             --------   --------

    Depreciation and amortization expense related to property and equipment was approximately $53.4 million, $33.4 million and $13.3 million in 2001, 2000 and 1999, respectively.

NOTE 10 -- CONVERTIBLE SUBORDINATED NOTES

    On March 17, 1999, DoubleClick issued 4.75% Convertible Subordinated Notes due 2006 with a principal amount of $250 million (the 'Convertible Notes'). The Convertible Notes are convertible into DoubleClick common stock at a conversion price of $41.25 per share, subject to adjustment at the occurrence of certain events and at the holder's option. Interest on the Convertible Notes is payable semiannually on March 15 and September 15 of each year. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Notes indenture) of DoubleClick. If the closing sales price of DoubleClick common stock exceeds 140% of the conversion price for at least 20 trading days in any consecutive 30 trading day period, or at anytime after March 15, 2003, the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, at the redemption prices set forth in the Convertible Notes indenture.

    Upon occurrence of a change of control of DoubleClick or if DoubleClick's common stock is no longer listed for trading on the Nasdaq Stock Market's National Market, a United States national securities exchange or an established automated over the counter trading market in the United States prior to the maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require DoubleClick to redeem all or any part of the holder's Convertible Notes at a price equal to 100% of the principal amount, plus accrued interest, of the Convertible Notes being redeemed.

    DoubleClick has used and may use the net proceeds from the offering of the Convertible Notes for general corporate purposes, including working capital to fund anticipated operating losses, the expansion of DoubleClick's product offerings, investments in new business products, technologies and markets, capital expenditures, and acquisitions or investments in complementary businesses, products and technologies.

    DoubleClick incurred approximately $5.3 million in issuance costs, which are included in other assets on the consolidated balance sheet, net of accumulated amortization of approximately $2.1 million and $1.3 million at December 31, 2001 and 2000, respectively. The issuance costs are being amortized over the term of the Convertible Notes and are included in intangible asset amortization on the consolidated statement of operations. For the years ended December 31, 2001, 2000 and 1999, DoubleClick recognized approximately $751,000, $768,000 and $525,000, respectively, in expense related to the amortization of these deferred issuance costs. Interest

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

expense relating to the Convertible Notes was approximately $11.6 million, $11.9 million and $9.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    In the second half of 2001, DoubleClick repurchased approximately $30.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $21.9 million in cash. DoubleClick wrote off approximately $0.2 million in deferred issuance costs and recognized an extraordinary gain of approximately $4.6 million, net of taxes of approximately $3.6 million, as the result of the early retirement of this debt.

NOTE 11 -- STOCKHOLDERS' EQUITY

    DoubleClick's Certificate of Incorporation authorizes 400,000,000 shares of $0.001 par value common stock and authorizes 5,000,000 shares of preferred stock.

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

STOCK AND NOTE REPURCHASE PLAN

    In September 2001, the Board of Directors authorized a repurchase program that permits the purchase of up to an aggregate of $100 million of outstanding DoubleClick common stock or DoubleClick's Convertible Notes over a one-year period. During the year ended December 31, 2001, DoubleClick purchased 765,000 shares of its common stock at an average price of $5.84 per share.

EMPLOYEE STOCK PURCHASE PLAN

    Under the DoubleClick Employee Stock Purchase Plan (the 'ESPP'), which became effective on April 3, 2000, participating employees may purchase shares of DoubleClick common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation. For the years ended December 31, 2001 and 2000, DoubleClick issued 243,961 and 83,615 shares respectively, pursuant to its ESPP. An additional 1,572,424 shares were reserved for issuance at December 31, 2001.

STOCK PURCHASE WARRANTS

    In connection with its acquisition of @plan in February 2001, DoubleClick issued 99,495 stock purchase warrants. These warrants each represent the right to purchase, until May 26, 2006, one share of DoubleClick common stock at a weighted-average exercise price of $28.14 per share. As of December 31, 2001, none of these warrants have been exercised.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

    In connection with its acquisition of FloNetwork in April 2001, DoubleClick issued 7,452 stock purchase warrants. These warrants each represent the right to purchase, until September 22, 2007, one share of DoubleClick common stock at a weighted-average exercise price of $27.13 per share. As of December 31, 2001, none of these warrants have been exercised.

    At December 31, 2001, DoubleClick had in aggregate 106,947 stock purchase warrants outstanding with a weighted-average exercise price of $28.07. At December 31, 2001, the weighted-average remaining contractual life of these warrants was approximately 4.5 years.

STOCK INCENTIVE PLAN

    The 1997 Stock Incentive Plan (the '1997 Plan' or the 'Plan') was adopted by the Board of Directors on November 7, 1997 and was subsequently approved by the stockholders.

    Under the 1997 Plan, 35,148,152 shares of common stock are reserved for the issuance of incentive and nonqualified stock options as of December 31, 2001. The number of shares of common stock reserved for issuance under the 1997 Plan automatically increases on the first trading day of each calendar year, by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, provided that no such increase will exceed 2,400,000 shares.

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

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

    A summary of the stock option activity for the three years ended December 31, 2001 is as follows:

                                                              OUTSTANDING       WEIGHTED
                                                               NUMBER OF    AVERAGE EXERCISE
                                                                OPTIONS          PRICE
                                                                -------          -----
Balance at December 31, 1998................................  13,470,557         $ 4.45
    Options granted.........................................  13,355,844          59.70
    Options exercised.......................................  (2,530,380)          2.84
    Options canceled........................................  (1,185,450)         15.70
                                                              ----------         ------
Balance at December 31, 1999................................  23,110,571          35.95
    Options granted.........................................   8,597,287          65.49
    Options exercised.......................................  (4,653,638)         10.68
    Options canceled........................................  (4,807,972)         65.55
                                                              ----------         ------
Balance at December 31, 2000................................  22,246,248          46.03
    Options assumed.........................................   1,535,692          10.72
    Options granted.........................................   8,243,903           9.26
    Options exercised.......................................  (1,879,790)          3.83
    Options canceled........................................  (6,196,592)         49.75
                                                              ----------         ------
Balance at December 31, 2001................................  23,949,461         $33.46
                                                              ----------         ------
                                                              ----------         ------
Exercisable at December 31, 2001............................  10,012,777         $31.71
                                                              ----------         ------
                                                              ----------         ------
Available for future grants.................................   3,752,840
                                                              ----------
                                                              ----------

    In connection with its acquisition of @plan in February 2001, DoubleClick assumed all of the company's outstanding options. Under the terms of the merger agreement, these options were converted into options to acquire 1,114,177 shares of DoubleClick common stock at a weighted-average price of $9.99 per share.

    In connection with its acquisition of FloNetwork in April 2001, DoubleClick assumed all of the company's outstanding options. Under the terms merger agreement, these options were converted into options to acquire 421,515 shares of DoubleClick common stock at a weighted-average price of $13.00 per share.

    For the years ended December 31, 2001, 2000 and 1999, DoubleClick amortized $236,000, $637,000 and $2,175,000, respectively, of deferred compensation related to options which were granted with exercise prices below fair market value at the date of grant. As of December 31, 2001, all deferred compensation has been fully amortized. All stock options granted in 2001 and 2000 were granted with exercise prices at fair market value at the date of grant.

    Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, DoubleClick's net loss would have been increased to the pro forma amounts indicated below:

                                                                YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             2001        2000        1999
                                                             ----        ----        ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Net loss:
As reported..............................................  $(265,828)  $(155,981)  $ (55,821)
Pro forma per SFAS 123...................................   (419,403)   (338,514)   (116,537)
Net loss per share:
As reported..............................................  $   (2.02)  $   (1.29)  $   (0.51)
Pro forma per SFAS 123...................................      (3.19)      (2.79)      (1.06)

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

    The per share weighted average fair value of options granted for the years ended December 31, 2001, 2000 and 1999 was $6.86, $51.12, and $38.44,
respectively, on the grant date with the following weighted average assumptions:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                 2001       2000      1999
                                                                 ----       ----      ----
Expected dividend yield.....................................          0%        0%        0%
Risk-free interest rate.....................................       4.51%     6.18%     5.42%
Expected life...............................................   4.5 years   4 years   4 years
Volatility..................................................        100%      115%       90%

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                    ------------------------------------   ----------------------------
                                                   WEIGHTED
                                      NUMBER        AVERAGE     WEIGHTED                    WEIGHTED
                                    OUTSTANDING    REMAINING    AVERAGE      NUMBER         AVERAGE
         ACTUAL RANGE OF                AT        CONTRACTUAL   EXERCISE   EXERCISABLE      EXERCISE
         EXERCISE PRICES             12/31/01        LIFE        PRICE     AT 12/31/01       PRICE
         ---------------             --------        ----        -----     -----------       -----
  0.01 -   2.00...................   2,329,878        4.5          0.16     2,329,609          0.16
  2.01 -   9.00...................   4,801,320        8.5          5.21     1,245,736          4.41
  9.01 -  14.00...................   5,682,444        8.7         11.44     1,206,920         11.99
 14.01 -  50.00...................   4,418,231        8.0         30.87     2,632,657         32.13
 50.01 - 124.56...................   6,612,188        7.7         84.90     2,551,255         81.05
124.57 - 200.00...................     105,400        7.9        124.56        46,600        124.56

NOTE 12 -- DIRECT TRANSACTION, INTEGRATION AND FACILITY RELOCATION CHARGES

    For the year ended December 31, 1999 DoubleClick incurred direct transaction and integration costs of approximately $31.1 million and $7.6 million, respectively, in connection with its acquisitions accounted for as pooling of interests. Direct transaction costs consist of approximately $26.1 million in investment banking fees and $5.0 million in other professional fees and filing and printing costs. Integration costs include approximately $3.9 million in personnel related costs and $3.7 million in costs related to redundant systems, integration consulting and asset impairments.

    For the year ended December 31, 1999, DoubleClick incurred approximately $2.9 million in costs associated with relocation of its corporate headquarters. As a result of DoubleClick's relocation, completed in December 1999, DoubleClick incurred a non-recurring impairment charge of approximately $1.4 million related primarily to leasehold improvements, which were abandoned and not relocated to DoubleClick's new headquarters building. DoubleClick's management made an assessment of the carrying value of the assets disposed of and determined that their carrying value was in excess of their estimated fair value. The estimated fair value of the assets was determined based on an estimate of the recoverability of the assets carrying amounts over their remaining useful life to the abandonment date using their initial cost recovery rate. Depreciation and amortization of $729,000 associated with these asset impairments is presented outside of direct transaction, integration and facility relocation charges in the consolidated statements of operations. In addition, duplicative equipment and rental costs of approximately $1.5 million were incurred.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

NOTE 13 -- RESTRUCTURING CHARGES

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

    As of December 31, 2000, approximately $1.2 million of the $2.4 million charge remained accrued in 'Accrued expenses and other current liabilities'. In 2001, the remainder of the 2000 restructuring charge was paid.

2001 RESTRUCTURING

    Throughout 2001, our management took certain actions to increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 605 employees, primarily from our Media and TechSolutions divisions, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded an $84.2 million charge to operations during the year of 2001. This charge included approximately $10.4 million for severance-related payments to terminated employees, approximately $51.7 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $19.5 million for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $2.6 million in other exit costs, which included consulting and professional fees related to the restructuring activities and expenses associated with the decision to move the TechSolutions customer support department from New York to Colorado. These fixed asset impairments arose primarily from the write-off of the carrying values of leasehold improvements in offices in New York, San Francisco and London that were abandoned as part of the restructuring activities.

    Of the $84.2 million charge recorded in 2001, approximately $15.0 million and $34.6 million remain accrued in 'Accrued expenses and other current liabilities' and 'Long-term obligations and notes', respectively, as of December 31, 2001. DoubleClick expects to pay approximately $13.1

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

million in 2002 and approximately $36.5 million in 2003 and the years thereafter relating to the 2001 restructuring activities.

                                                          FIXED     FUTURE     OTHER
                                                          ASSET      LEASE     EXIT
                                            SEVERANCE   WRITE-OFF    COSTS     COSTS     TOTAL
                                            ---------   ---------    -----     -----     -----
2000 restructuring
    Restructuring charge..................   $ 2,389    $     --    $    --   $    --   $  2,389
    Cash expenditures.....................    (1,217)         --         --        --     (1,217)
                                             -------    --------    -------   -------   --------
    Balance at December 31, 2000..........     1,172          --         --        --      1,172
    Cash expenditures.....................    (1,172)         --         --        --     (1,172)
                                             -------    --------    -------   -------   --------
Balance at December 31, 2001..............   $    --    $     --    $    --   $    --   $     --
                                             -------    --------    -------   -------   --------
                                             -------    --------    -------   -------   --------
2001 restructuring
    Restructuring charge..................   $10,407    $ 19,436    $51,694   $ 2,630   $ 84,167
    Cash expenditures.....................    (9,492)         --     (6,012)   (1,359)   (16,863)
    Reversal of deferred rent liability...        --          --      2,758        --      2,758
    Non-cash charges......................        --     (19,436)        --    (1,005)   (20,441)
                                             -------    --------    -------   -------   --------
Balance at December 31, 2001..............   $   915    $     --    $48,440   $   266   $ 49,621
                                             -------    --------    -------   -------   --------
                                             -------    --------    -------   -------   --------

NOTE 14 -- INCOME TAXES

    Loss before provision for income taxes consisted of:

                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    2001        2000        1999
                                                    ----        ----        ----
                                                           (IN THOUSANDS)
U.S. ...........................................  $(231,802)  $ (43,731)  $(41,796)
Foreign.........................................    (39,668)   (111,400)    (5,438)
                                                  ---------   ---------   --------
                                                  $(271,470)  $(155,131)  $(47,234)
                                                  ---------   ---------   --------
                                                  ---------   ---------   --------

    The provision for income taxes consisted of:

                                                         YEAR ENDED DECEMBER 31,
                                                        --------------------------
                                                         2001      2000      1999
                                                         ----      ----      ----
                                                              (IN THOUSANDS)
Current tax provision (benefit):
    Federal...........................................  $(2,503)  $(1,724)  $6,261
    State and local...................................      247       900    1,248
    Foreign...........................................    3,470     2,321      281
                                                        -------   -------   ------
Total current tax provision...........................  $ 1,214   $ 1,497   $7,790
                                                        -------   -------   ------
                                                        -------   -------   ------
Deferred tax provision (benefit):
    Federal...........................................  $    --   $    --   $  717
    State and local...................................       --        --       80
    Foreign...........................................       --        --       --
                                                        -------   -------   ------
Total deferred tax provision (benefit)................       --        --      797
                                                        -------   -------   ------
Provision for income taxes............................  $ 1,214   $ 1,497   $8,587
                                                        -------   -------   ------
                                                        -------   -------   ------

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

    Components of net taxes:

                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                           2001     2000     1999
                                                           ----     ----     ----
                                                               (IN THOUSANDS)
Provision for income taxes..............................  $1,214   $1,497   $8,587
Provision for income taxes on extraordinary gain........   3,550       --       --
                                                          ------   ------   ------
Total provision for income taxes........................  $4,764   $1,497   $8,587
                                                          ------   ------   ------
                                                          ------   ------   ------

    The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                      ----       ----       ----
                                                            (IN THOUSANDS)
Tax at U.S Federal income tax rate................  $(95,014)  $(54,296)  $(16,532)
State taxes, net of federal income tax effect.....       161        585         63
Nondeductible transaction costs...................        --         --     10,331
Nondeductible compensation........................        83        222      1,607
Change in valuation allowance.....................    41,165     13,080     13,325
Foreign operations................................    25,138     41,946         --
Domestic nondeductible goodwill...................    30,341      2,743         --
Other.............................................      (660)    (2,783)      (207)
                                                    --------   --------   --------
Income tax provision..............................  $  1,214   $  1,497   $  8,587
                                                    --------   --------   --------
                                                    --------   --------   --------

    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                                ----        ----
                                                                 (IN THOUSANDS)
Deferred tax assets:
    Allowance for doubtful accounts and advertiser
      credits...............................................  $   6,924   $   6,945
    Property and equipment..................................      9,820       2,948
    Accrued expenses........................................      5,477       8,419
    Net operating loss and tax credit carryforwards.........    188,094     125,420
    Equity investments......................................     27,101      16,020
    Restructuring charges...................................     18,584
    Tax credit carryforwards................................         --       3,410
    Other...................................................      5,819          --
                                                              ---------   ---------
Total deferred tax assets...................................    261,819     163,162
Valuation allowance.........................................   (261,819)   (163,162)
                                                              ---------   ---------
Net deferred tax assets.....................................  $      --   $      --
                                                              ---------   ---------
                                                              ---------   ---------

    DoubleClick has recorded a full valuation allowance against its net deferred tax assets for the years ended December 31, 2001 and 2000 since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

    At December 31, 2001, DoubleClick had domestic and foreign net operating loss carryforwards of approximately $450.9 million. The federal net operating loss carryforward was $408.6 million. Approximately $328.3 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived therefrom, when realized, will be accounted for as a credit to additional paid-in capital rather than a reduction to the income tax

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

provision. Approximately $17.9 million of these net operating loss carryforwards were acquired in various corporate stock acquisitions and any tax benefit derived therefrom, when realized, will be accounted for as a credit to goodwill rather than a deduction from the income tax provision. In addition, the Company had $3.4 million of research tax credit carryforwards. The federal net operating loss and research tax credit carryforwards expire in various years beginning in 2012. The utilization of a portion of the net operating loss and research tax credit carryforwards may be subject to limitations under U.S. federal income tax laws.

NOTE 15 -- ADDITIONAL FINANCIAL INFORMATION

    Supplementary disclosure of cash flow information:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Cash paid for interest......................................  $13,049   $12,061   $5,852
Cash paid for income taxes..................................    1,146   $ 1,256   $7,807

    Non-cash investing activities: During the years ended December 31, 2001, 2000 and 1999 DoubleClick recorded approximately $7.0 million, $10.3 million and $230,000, respectively, related to capital lease obligations.

    The following summarizes the components of interest and other, net:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                                ----       ----      ----
                                                                     (IN THOUSANDS)
Interest income.............................................  $ 43,029   $ 54,437   $22,550
Interest expense............................................   (12,816)   (12,093)   (9,422)
Write down of investment in affiliate.......................    (4,500)        --        --
Miscellaneous income........................................        --     13,657        --
Other.......................................................      (958)    (2,200)     (864)
                                                              --------   --------   -------
                                                              $ 24,755   $ 53,801   $12,264
                                                              --------   --------   -------
                                                              --------   --------   -------

    For the year ended December 31, 2000, miscellaneous income included non-recurring income of approximately $5.0 million related to contract termination fees associated with the restructuring of DoubleClick's Advertising Services Agreement with AltaVista in fiscal 2000 and $8.6 million related to merger termination fees paid by NetCreations to DoubleClick on the termination of their merger agreement in December 2000.

NOTE 16 -- BENEFIT PLAN

    DoubleClick has a defined contribution plan offered to all eligible employees and is qualified under section 401(k) of the Internal Revenue Code. Participating employees may contribute a percentage of their salary to the plan. Employee contributions are invested at the direction of the employee in one or more funds or DoubleClick common stock. Beginning February 2000, DoubleClick has partially matched employee contributions with DoubleClick common stock. Prior to February 2000, DoubleClick partially matched employee contributions with cash. DoubleClick contributed $2.0 million; $2.5 million and $0.4 million to the Plan during the years ended December 31, 2001, 2000 and 1999, respectively.

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

LEASES

    DoubleClick leases facilities and equipment under capital and operating leases expiring at various dates through 2015. DoubleClick also subleases facilities under operating leasing expiring at various dates through 2010. The future minimum lease payments and the sub rental income under these leases are as follows (in thousands):

                                                              CAPITAL   OPERATING   SUBRENTAL
YEARS ENDING DECEMBER 31,                                     LEASES     LEASES      INCOME
-------------------------                                     ------     ------      ------
2002........................................................  $ 7,805   $ 25,181     $(1,256)
2003........................................................    6,125     25,640      (1,327)
2004........................................................      165     27,106      (1,363)
2005........................................................       --     26,952      (1,364)
2006........................................................       --     23,508        (202)
Thereafter..................................................       --    145,127        (869)
                                                              -------   --------     -------
Total minimum lease payments................................  $14,095   $273,514     $(6,381)
                                                                        --------     -------
                                                                        --------     -------
Less: amount representing interest..........................   (1,253)
                                                              -------
Present value of net minimum lease payments.................  $12,842
                                                              -------
                                                              -------

    Rent expense for the years ended December 31, 2001, 2000 and 1999 was $15.6 million, $16.8 million, and $8.5 million, respectively.

LEGAL

    We are a defendant in 20 lawsuits concerning Internet user privacy and data collection and other business practices in both state and federal court. On March 28, 2001, all federal data collection cases against DoubleClick were dismissed by Judge Buchwald in the Southern District of New York. The plaintiffs have recently withdrawn their appeal to the Second Circuit Court of Appeals. We intend to defend these actions vigorously.

    In addition, beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws in connection with DoubleClick's initial public offering were filed in the United States District Court for the Southern District of New York naming as defendants DoubleClick, some of its officers and directors and certain underwriters of DoubleClick's initial public offering. These actions have been dismissed against us and the other defendants without prejudice. However, the plaintiffs have recently filed a new complaint against us, certain of our officers and directors and the underwriters of the Company's secondary and tertiary offerings alleging substantially similar disclosure violations as in the initial complaint. These cases are in their early stages; however, DoubleClick intends to dispute these allegations and defend these lawsuits vigorously.

    Several civil litigations related to DoubleClick's online data collection practices are currently pending against DoubleClick. These proceedings seek remedies, including damages, of an indeterminable nature and amount, and allege variously that DoubleClick has unlawfully obtained and used consumers' personal information. DoubleClick vigorously contests these allegations.

    There have been a number of political, legislative, regulatory and other developments relating to online data collection that have received widespread media attention. These developments may negatively affect the outcomes of related legal proceedings and encourage the commencement of additional similar proceedings. In addition, DoubleClick's ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. DoubleClick is

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

cooperating fully with all such inquiries by the various states.

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

    DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that our financial condition and results of operations could be materially adversely effected by the ultimate outcome of the pending litigation. As of December 31, 2001, DoubleClick has recorded a provision of approximately $1.8 million relating to the settlement of the pending privacy lawsuits.

    At December 31, 2001, DoubleClick had outstanding standby letters of credit of $17.6 million. These letters of credit collateralize DoubleClick's obligations to third parties under certain operating leases. In connection with these letters of credit, $17.6 million of DoubleClick's cash and cash equivalents are restricted as to its use at December 31, 2001. These amounts are included in long term 'Investments in marketable securities' in the consolidated balance sheets.

NOTE 18 -- SEGMENT REPORTING

    DoubleClick is organized into three segments: Technology ('Tech' or 'TechSolutions'), Media and Data based on types of services provided. DoubleClick TechSolutions includes our ad management products consisting of our DART for Publishers Service, DART Enterprise, DoubleClick's ad serving licensed software product, and the DART for Advertisers service as well as a suite of email products based on our DARTmail Service. DoubleClick Media is represented by the DoubleClick network, which provides fully outsourced and highly effective advertising sale, delivery and related services to a worldwide group of advertisers and publishers. DoubleClick Data services includes our Abacus division, consisting primarily of a proprietary database of consumer buying behavior used for target marketing purposes, and our Research division.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment revenues, which relate primarily to DART service fees recognized by TechSolutions, are valued at an approximately the same rates charged to external customers.

    Revenues and gross profit by segment are as follows:

                              YEAR ENDED DECEMBER 31, 2001                 YEAR ENDED DECEMBER 31, 2000
                       ------------------------------------------   ------------------------------------------
                       TECHNOLOGY    MEDIA      DATA      TOTAL     TECHNOLOGY    MEDIA      DATA      TOTAL
                       ----------    -----      ----      -----     ----------    -----      ----      -----
Revenue..............   $206,999    $129,336   $81,329   $417,664    $203,391    $253,827   $72,355   $529,573
Intersegment
 elimination.........    (11,088)         --      (929)   (12,017)    (23,848)         --      (114)   (23,962)
                        --------    --------   -------   --------    --------    --------   -------   --------
Revenue from external
 customers...........   $195,911    $129,336   $80,400   $405,647    $179,543    $253,827   $72,241   $505,611
                        --------    --------   -------   --------    --------    --------   -------   --------
                        --------    --------   -------   --------    --------    --------   -------   --------
Segment gross
 profit..............   $132,311    $ 41,279   $54,817   $228,407    $145,560    $ 64,251   $49,230   $259,041
                        --------    --------   -------   --------    --------    --------   -------   --------
                        --------    --------   -------   --------    --------    --------   -------   --------
Research consulting
 fees................                                        (157)                                          --
                                                         --------                                     --------
Consolidated gross
 profit..............                                    $228,250                                     $259,041
                                                         --------                                     --------
                                                         --------                                     --------

                              YEAR ENDED DECEMBER 31, 1999
                       ------------------------------------------
                       TECHNOLOGY    MEDIA      DATA      TOTAL
                       ----------    -----      ----      -----
Revenue..............   $74,695     $125,499   $65,961   $266,155
Intersegment
 elimination.........    (7,861)          --        --     (7,861)
                        -------     --------   -------   --------
Revenue from external
 customers...........   $66,834     $125,499   $65,961   $258,294
                        -------     --------   -------   --------
                        -------     --------   -------   --------
Segment gross
 profit..............   $50,082     $ 49,955   $51,101   $151,138
                        -------     --------   -------   --------
                        -------     --------   -------   --------
Research consulting
 fees................                                          --
                                                         --------
Consolidated gross
 profit..............                                    $151,138
                                                         --------
                                                         --------

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

                                                   REVENUES               LONG-LIVED ASSETS
                                        ------------------------------   -------------------
                                          2001       2000       1999       2001       2000
                                          ----       ----       ----       ----       ----
United States.........................  $304,544   $397,265   $206,071   $168,524   $187,922
International.........................   101,103    108,346     52,223     76,947     42,825
                                        --------   --------   --------   --------   --------
    Total.............................  $405,647   $505,611   $258,294   $245,471   $230,747
                                        --------   --------   --------   --------   --------
                                        --------   --------   --------   --------   --------

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

NOTE 19 -- SUBSEQUENT EVENTS

    On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc., a provider of permission-based, email marketing and messaging solutions. Under the final terms of the acquisition, DoubleClick issued one million shares of common stock or .01454 shares of DoubleClick common stock for each share of MessageMedia common stock. The purchase price, inclusive of approximately $1.9 million of direct acquisition costs, was approximately $11.1 million. The excess of the purchase price over the fair value of MessageMedia's net assets acquired will be allocated to goodwill and intangible assets. In accordance with SFAS
No. 142, goodwill will not be amortized but will be periodically reviewed for impairment. In connection with the acquisition, DoubleClick loaned $1.0 million to MessageMedia on October 29, 2001 and an additional $0.5 million on November 12, 2001 to satisfy MessageMedia's operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price.

    On January 28, 2002, DoubleClick completed the sale of its European Media operations to AdLINK, a German provider of Internet advertising solutions in exchange for EUR 30.5 million ($26.3 million) and the assumption by AdLINK of liabilities associated with DoubleClick's European Media operations. Intercompany liabilities in an amount equal to EUR 5.0 million ($4.3 million) were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction.

    Following the closing of the transaction described above, United Internet AG, or United Internet, AdLINK's largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for EUR 35.5 million ($30.6 million). Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick's option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003.

    As the result of the transactions described above, DoubleClick sold its European Media operations and received a 15% interest in AdLINK. DoubleClick's option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. The approximately $8.3 million value of the 15% of the outstanding common stock of AdLINK, representing approximately 3.9 million shares, has been determined based on these shares'

                                DOUBLECLICK INC.

                               DECEMBER 31, 2001

average market prices, as quoted on the Neuer Markt, for the day before, the day of, and the day immediately after the number of shares due to DoubleClick became irrevocably fixed pursuant to its agreements with AdLINK and United Internet. DoubleClick will be partially reimbursed EUR 2.3 million ($2.0 million) for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media operations. See Note 2, 'Business Combinations.'

                                                                     SCHEDULE II

                                DOUBLECLICK INC

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     ADDITIONS
                                       BALANCE AT    CHARGED TO                              BALANCE AT
                                      BEGINNING OF   COSTS AND       OTHER                     END OF
            DESCRIPTION                  PERIOD       EXPENSES    ADJUSTMENTS   DEDUCTIONS     PERIOD
            -----------                  ------       --------    -----------   ----------     ------
2001:
    Allowances deducted from
      accounts receivable:
        Allowance for doubtful
          accounts..................    $ 6,701       $11,348       $2,353       $(10,583)    $ 9,819
        Allowances for advertiser
          credits...................     20,014        17,427           --        (25,681)     11,760
                                        -------       -------       ------       --------     -------
            Total...................    $26,715       $28,775       $2,353       $(36,264)    $21,579
                                        -------       -------       ------       --------     -------
                                        -------       -------       ------       --------     -------

2000:
    Allowances deducted from
      accounts receivable:
        Allowance for doubtful
          accounts..................    $ 6,634       $16,946       $   --       $(16,879)    $ 6,701
        Allowances for advertiser
          credits...................      8,370        30,132           --        (18,488)     20,014
                                        -------       -------       ------       --------     -------
            Total...................    $15,004       $47,078       $   --       $(35,367)    $26,715
                                        -------       -------       ------       --------     -------
                                        -------       -------       ------       --------     -------

1999:
    Allowances deducted from
      accounts receivable:
        Allowance for doubtful
          accounts..................    $ 2,580       $10,698       $   --       $ (6,644)    $ 6,634
        Allowances for advertiser
          credits...................      2,514         9,830           --         (3,974)      8,370
                                        -------       -------       ------       --------     -------
            Total...................    $ 5,094       $20,528       $   --       $(10,618)    $15,004
                                        -------       -------       ------       --------     -------
                                        -------       -------       ------       --------     -------

            Other adjustments represent amounts assumed in purchase business combinations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                               OTHER INFORMATION

    Our Chairman of the Board, Kevin O'Connor, has informed us that, in order to diversify his investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from his position with the company, he has established a new written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of his holdings of our common stock. In particular, we have been notified that during the period that commenced on March 8, 2002 and will end on February 28, 2003, Mr. O'Connor intends to sell a fixed number of shares of common stock on a weekly basis. The plan provides for the sale on specified dates during the term of 15,000 shares each week other than four weeks during the year when 20,000 shares will be sold.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

    (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K, Items 5 and 7, on October 17, 2001, announcing the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of October 10, 2001, between DoubleClick Inc. and MessageMedia, Inc.

    We filed a Current Report on Form 8-K, Items 5 and 7, on November 21, 2001, announcing the Business Purchase Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., several of its European subsidiaries, Channon Management Limited, AdLINK Internet Media AG, several of its European subsidiaries, and United Internet AG and the Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and United Internet AG.

    (c) Exhibits

NUMBER                          DESCRIPTION
------                          -----------
 2.1    -- Agreement and Plan of Merger and Reorganization dated as of June 13, 1999, by and among Registrant, Atlanta Merger
           Corp. and Abacus Direct Corporation (Incorporated by
           reference to Exhibit 2.1 of Registrant's Current Report on
           Form 8-K dated June 17, 1999).
 2.2    -- Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation
           and NetGravity, Inc. (Incorporated by reference to
           Exhibit 2.1 of Registrant's Current Report on Form 8-K
           dated July 22, 1999).
 2.3    -- Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers
           listed on Appendix 1 thereto (Incorporated by reference to
           Exhibit 2.1 of Registrant's Current Report on Form 8-K
           dated January 12, 2000).
 2.4    -- Amended and Restated Agreement and Plan of Merger and
           Reorganization, dated as of November 17, 2000, by and
           among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas
           Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to
           @plan.inc's Form 8-K filing, dated November 20, 2000).
 2.5    -- Amended and Restated Agreement and Plan of Merger and
           Reorganization, dated as of January 22, 2001, by and among
           DoubleClick Inc., Atlas Merger Sub, Inc., Atlas
           Acquisition Corp. and @plan. inc, as amended, including
           annexes thereto but excluding any schedules (Incorporated
           by reference to @plan.inc's Form 8-K filing, dated
           November 20, 2000).
 2.8    -- Business Purchase Agreement, dated as of November 12,
           2001, by and among DoubleClick Inc., several of its
           European subsidiaries, Channon Management Limited, AdLINK
           Internet Media AG, several of its European subsidiaries,
           and United Internet AG (Incorporated by reference to
           Exhibit 2.1 of Registrant's current report on Form 8-K
           dated November 21, 2001).
 2.9    -- Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and
           United Internet AG (Incorporated by reference to Exhibit
           2.2 of Registrant's current report on Form 8-K dated
           November 21, 2001).
 3.1    -- Amended and Restated Certificate of Incorporation
           (Incorporated by reference to Exhibit 3.1 of the
           Registrant's Registration Statement on Form S-1
           (Registration number 333-67459)).

NUMBER                          DESCRIPTION
------                          -----------
 3.1(a) -- Certificate of Amendment of our Amended and Restated
           Certificate of Incorporation (Incorporated by reference to
           Exhibit 3.01 of Registrant's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 2000).
 3.1(b) -- Certificate of Correction of Amended and Restated
           Certificate of Incorporation (Incorporated by reference to
           Exhibit 3.1(a) of Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1999).
 3.2    -- Amended and Restated Bylaws (Incorporated by reference to
           Exhibit 3.5 of the Registrant's Registration Statement on
           Form S-1 ('Registration Statement No. 333-42323')).
 4.1    -- Specimen common stock certificate. (Incorporated by
           reference to Registration Statement No. 333-42323).
 4.2    -- Indenture, dated as of March 22, 1999, between Registrant and the Bank of New York, as trustee, including the form
           of 4.75% Convertible Subordinated Notes due 2006 attached
           as Exhibit A thereto (Incorporated by reference to
           Exhibit 6.1 of Registrant's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999).
 4.3    -- Registration Agreement, dated as of March 22, 1999, by
           and among Registrant and the Initial Purchasers
           (Incorporated by reference to Exhibit 6.2 of Registrant's
           Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1999).
10.1    -- 1996 Stock Option Plan (Incorporated by reference to
           Exhibit 10.1 of Registration Statement No. 333-42323).
10.2    -- 1997 Stock Incentive Plan (Incorporated by reference to
           Exhibit 99.1 of Registrant's Registration Statement on
           Form S-8 (Registration No. 333-55618)).
10.3    -- DoubleClick Employee Stock Purchase Plan (Incorporated by
           reference to Exhibit 99.13 of Registrant's Registration
           Statement on Form S-8 (Registration No. 333-90653)).
10.4    -- Stockholders Agreement, dated as of June 4, 1997
           (Incorporated by reference to Exhibit 10.4 of Registration
           Statement No. 333-42323).
10.5    -- Sublease dated August 1996, between Martin, Marshall,
           Jaccoma & Mitchell Advertising, Inc. and the Registrant
           (Incorporated by reference to Exhibit 10.5 of Registration
           Statement No. 333-42323).
10.6    -- Lease dated July 1997, between Investment Properties
           Associates and the Registrant (Incorporated by reference
           to Exhibit 10.6 of Registration Statement No. 333-42323).
10.7    -- Agreement of Lease, dated as of January 26, 1999, between
           John Hancock Mutual Life Insurance Company, as Owner and
           Landlord, and DoubleClick, as Tenant (Incorporated by
           reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.8    -- Lease, dated August 5, 1998, by and between Norfolk
           Atrium, as Landlord, and NetGravity, Inc., for
           NetGravity's headquarters in San Mateo, CA (Incorporated
           by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the year ended 1999).
10.9    -- Lease, dated May 22, 1998, between Western States
           Ventures, LLC and Abacus Direct Corporation, for office
           space in Broomfield, CO (Incorporated by reference to
           Exhibit 10.9 of Registrant's Annual Report on Form 10-K
           for the year ended 1999).
10.10*  -- Procurement and Trafficking Agreement, dated December
           1996, by and between Registrant and Digital Equipment
           Corporation (Incorporated by reference to Exhibit 10.7 of
           Registration Statement No. 333-42323).
10.11*  -- Amendment No.1 to Procurement and Trafficking Agreement,
           dated January 1998, by and between Registrant and Digital
           Equipment Corporation (Incorporated by reference to
           Exhibit 10.8 of Registration Statement No. 333-42323).
10.12** -- Advertising Services Agreement, effective as of January 1,
           1999, by and between Registrant and Compaq Computer
           Corporation (Incorporated by reference to Exhibit 99.1 of
           Registrant's Current Report on Form 8-K dated January 20,
           1999).
10.13** -- Interim Amended and Restated Advertising Services
           Agreement, effective as of November 1, 1999, by and
           between Registrant, AltaVista Company (as successor to
           Compaq Computer Corporation) and AV Internet Solutions
           Ltd. (Incorporated by reference to Exhibit 99.1 of
           Registrant's Current Report on Form 8-K dated November 1,
           1999).

NUMBER                          DESCRIPTION
------                          -----------
10.14   -- Severance Agreement, dated as of August 20, 2001, between
           DoubleClick Inc. and Jeffrey Epstein (Incorporated by
           reference to Exhibit 10.1 of the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           2001).
10.15   -- Severance Agreement, dated August 6, 2001 between
           DoubleClick Inc. and Stephen Collins.
10.16   -- Severance Agreement, dated October 31, 2001, between
           DoubleClick Inc. and Barry Salzman.
21.1    -- Subsidiaries of the Registrant.
23.1    -- Consent of PricewaterhouseCoopers LLP.

---------

 * Confidential treatment granted for certain portions of this Exhibit pursuant to the rules and regulations of the Securities Act of 1933, as amended.

** Confidential treatment granted for certain portions of this Exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DoubleClick Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 27th day of March, 2002.

                                          DOUBLECLICK INC.


                                          By:          /s/ KEVIN P. RYAN
                                              ..................................
                                                        KEVIN P. RYAN
                                                 CHIEF EXECUTIVE OFFICER AND
                                                         DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2002:

                SIGNATURE                                           TITLE
                ---------                                           -----
            /S/ KEVIN P. RYAN               Chief Executive Officer (Principal Executive Officer)
 .........................................    and Director
             (KEVIN P. RYAN)

            /S/ BRUCE DALZIEL               Chief Financial Officer (Principal Financial Officer)
 .........................................
             (BRUCE DALZIEL)

           /S/ THOMAS ETERGINO              Vice President of Corporate Finance (Principal
 .........................................    Accounting Officer)
            (THOMAS ETERGINO)

          /S/ KEVIN J. O'CONNOR             Chairman of the Board of Directors
 .........................................
           (KEVIN J. O'CONNOR)

          /S/ DWIGHT A. MERRIMAN            Director
 .........................................
           (DWIGHT A. MERRIMAN)

           /S/ DAVID N. STROHM              Director
 .........................................
            (DAVID N. STROHM)

           /S/ MARK E. NUNNELLY             Director
 .........................................
            (MARK E. NUNNELLY)

           /S/ W. GRANT GREGORY             Director
 .........................................
            (W. GRANT GREGORY)

             /S/ DON PEPPERS                Director
 .........................................
              (DON PEPPERS)

           /S/ THOMAS S. MURPHY             Director
 .........................................
            (THOMAS S. MURPHY)

                                 EXHIBIT INDEX

NUMBER                          DESCRIPTION
------                          -----------
 2.1    -- Agreement and Plan of Merger and Reorganization dated as of June 13, 1999, by and among Registrant, Atlanta Merger
           Corp. and Abacus Direct Corporation (Incorporated by
           reference to Exhibit 2.1 of Registrant's Current Report on
           Form 8-K dated June 17, 1999).
 2.2    -- Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation
           and NetGravity, Inc. (Incorporated by reference to
           Exhibit 2.1 of Registrant's Current Report on Form 8-K
           dated July 22, 1999).
 2.3    -- Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers
           listed on Appendix 1 thereto (Incorporated by reference to
           Exhibit 2.1 of Registrant's Current Report on Form 8-K
           dated January 12, 2000).
 2.4    -- Amended and Restated Agreement and Plan of Merger and
           Reorganization, dated as of November 17, 2000, by and
           among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas
           Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to
           @plan.inc's Form 8-K filing, dated November 20, 2000).
 2.5    -- Amended and Restated Agreement and Plan of Merger and
           Reorganization, dated as of January 22, 2001, by and among
           DoubleClick Inc., Atlas Merger Sub, Inc., Atlas
           Acquisition Corp. and @plan. inc, as amended, including
           annexes thereto but excluding any schedules (Incorporated
           by reference to @plan.inc's Form 8-K filing, dated
           November 20, 2000).
 2.8    -- Business Purchase Agreement, dated as of November 12,
           2001, by and among DoubleClick Inc., several of its
           European subsidiaries, Channon Management Limited, AdLINK
           Internet Media AG, several of its European subsidiaries,
           and United Internet AG (Incorporated by reference to
           Exhibit 2.1 of Registrant's current report on Form 8-K
           dated November 21, 2001).
 2.9    -- Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and
           United Internet AG (Incorporated by reference to Exhibit
           2.2 of Registrant's current report on Form 8-K dated
           November 21, 2001).
 3.1    -- Amended and Restated Certificate of Incorporation
           (Incorporated by reference to Exhibit 3.1 of the
           Registrant's Registration Statement on Form S-1
           (Registration number 333-67459)).
 3.1(a) -- Certificate of Amendment of our Amended and Restated
           Certificate of Incorporation (Incorporated by reference to
           Exhibit 3.01 of Registrant's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 2000).
 3.1(b) -- Certificate of Correction of Amended and Restated
           Certificate of Incorporation (Incorporated by reference to
           Exhibit 3.1(a) of Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1999).
 3.2    -- Amended and Restated Bylaws (Incorporated by reference to
           Exhibit 3.5 of the Registrant's Registration Statement on
           Form S-1 ('Registration Statement No. 333-42323')).
 4.1    -- Specimen common stock certificate. (Incorporated by
           reference to Registration Statement No. 333-42323).
 4.2    -- Indenture, dated as of March 22, 1999, between Registrant and the Bank of New York, as trustee, including the form
           of 4.75% Convertible Subordinated Notes due 2006 attached
           as Exhibit A thereto (Incorporated by reference to
           Exhibit 6.1 of Registrant's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999).
 4.3    -- Registration Agreement, dated as of March 22, 1999, by
           and among Registrant and the Initial Purchasers
           (Incorporated by reference to Exhibit 6.2 of Registrant's
           Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1999).
10.1    -- 1996 Stock Option Plan (Incorporated by reference to
           Exhibit 10.1 of Registration Statement No. 333-42323).
10.2    -- 1997 Stock Incentive Plan (Incorporated by reference to
           Exhibit 99.1 of Registrant's Registration Statement on
           Form S-8 (Registration No. 333-55618)).
10.3    -- DoubleClick Employee Stock Purchase Plan (Incorporated by
           reference to Exhibit 99.13 of Registrant's Registration
           Statement on Form S-8 (Registration No. 333-90653)).
10.4    -- Stockholders Agreement, dated as of June 4, 1997
           (Incorporated by reference to Exhibit 10.4 of Registration
           Statement No. 333-42323).

NUMBER                          DESCRIPTION
------                          -----------
10.5    -- Sublease dated August 1996, between Martin, Marshall,
           Jaccoma & Mitchell Advertising, Inc. and the Registrant
           (Incorporated by reference to Exhibit 10.5 of Registration
           Statement No. 333-42323).
10.6    -- Lease dated July 1997, between Investment Properties
           Associates and the Registrant (Incorporated by reference
           to Exhibit 10.6 of Registration Statement No. 333-42323).
10.7    -- Agreement of Lease, dated as of January 26, 1999, between
           John Hancock Mutual Life Insurance Company, as Owner and
           Landlord, and DoubleClick, as Tenant (Incorporated by
           reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.8    -- Lease, dated August 5, 1998, by and between Norfolk
           Atrium, as Landlord, and NetGravity, Inc., for
           NetGravity's headquarters in San Mateo, CA (Incorporated
           by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the year ended 1999).
10.9    -- Lease, dated May 22, 1998, between Western States
           Ventures, LLC and Abacus Direct Corporation, for office
           space in Broomfield, CO (Incorporated by reference to
           Exhibit 10.9 of Registrant's Annual Report on Form 10-K
           for the year ended 1999).
10.10*  -- Procurement and Trafficking Agreement, dated December
           1996, by and between Registrant and Digital Equipment
           Corporation (Incorporated by reference to Exhibit 10.7 of
           Registration Statement No. 333-42323).
10.11*  -- Amendment No.1 to Procurement and Trafficking Agreement,
           dated January 1998, by and between Registrant and Digital
           Equipment Corporation (Incorporated by reference to
           Exhibit 10.8 of Registration Statement No. 333-42323).
10.12** -- Advertising Services Agreement, effective as of January 1,
           1999, by and between Registrant and Compaq Computer
           Corporation (Incorporated by reference to Exhibit 99.1 of
           Registrant's Current Report on Form 8-K dated January 20,
           1999).
10.13** -- Interim Amended and Restated Advertising Services
           Agreement, effective as of November 1, 1999, by and
           between Registrant, AltaVista Company (as successor to
           Compaq Computer Corporation) and AV Internet Solutions
           Ltd. (Incorporated by reference to Exhibit 99.1 of
           Registrant's Current Report on Form 8-K dated November 1,
           1999).
10.14   -- Severance Agreement, dated as of August 20, 2001, between
           DoubleClick Inc. and Jeffrey Epstein (Incorporated by
           reference to Exhibit 10.1 of the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           2001).
10.15   -- Severance Agreement, dated August 6, 2001 between
           DoubleClick Inc. and Stephen Collins.
10.16   -- Severance Agreement, dated October 31, 2001, between
           DoubleClick Inc. and Barry Salzman.
21.1    -- Subsidiaries of the Registrant.
23.1    -- Consent of PricewaterhouseCoopers LLP.

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