Form 10-Q
period 2002-03-31
DOUBLECLICK INC
filed 2002-05-15
CIK 1049480

________________________________________________________________________________

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 2002 there were 136,125,057 outstanding shares of the registrant's Common Stock, including 207,325 shares exchangeable into shares of the registrant's common stock, which were issued in connection with the registrant's acquisition of FloNetwork Inc.
________________________________________________________________________________

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)
         Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001.........................................    1
         Consolidated Statements of Operations for the three months
           ended March 31, 2002 and 2001.............................    2
         Consolidated Statements of Cash Flows for the three months
           ended March 31, 2002 and 2001.............................    3
         Notes to Consolidated Financial Statements..................    4
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   12
Item 3:  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   18

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings...........................................   32
Item 6:  Exhibits and Reports on Form 8-K............................   33

ITEM 1. FINANCIAL STATEMENTS

                                DOUBLECLICK INC.
                          CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                                 ----           ----
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................  $  121,801     $   99,511
    Investments in marketable securities....................     295,052        339,996
    Accounts receivable, net of allowances of $20,235 and
      $21,579, respectively.................................      62,354         81,412
    Prepaid expenses and other current assets...............      39,447         35,180
                                                              ----------     ----------
        Total current assets................................     518,654        556,099
Investments in marketable securities........................     309,111        295,019
Restricted cash.............................................      19,210         17,636
Property and equipment, net.................................     144,783        156,996
Goodwill....................................................      76,627         57,567
Intangible assets, net......................................      20,588         21,845
Investments in affiliates...................................      31,550         24,128
Other assets................................................       8,952          9,063
                                                              ----------     ----------
        Total assets........................................  $1,129,475     $1,138,353
                                                              ----------     ----------
                                                              ----------     ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................  $   22,340     $   32,718
    Accrued expenses and other current liabilities..........      93,336        102,892
    Deferred revenue........................................      14,200         13,849
                                                              ----------     ----------
        Total current liabilities...........................     129,876        149,459
Long-term obligations and notes.............................      49,010         46,414
Convertible subordinated notes..............................     219,700        219,700
Minority interest...........................................      19,270         19,457

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.001; 5,000,000 shares
      authorized, none outstanding..........................          --             --
    Common stock, par value $0.001; 400,000,000 shares
      authorized, 136,829,677 and 134,799,135 shares issued,
      respectively..........................................         137            135
    Treasury stock, 765,170 shares..........................      (4,466)        (4,466)
    Additional paid-in capital..............................   1,277,919      1,265,953
    Accumulated deficit.....................................    (554,596)      (548,552)
    Other accumulated comprehensive loss....................      (7,375)        (9,747)
                                                              ----------     ----------
        Total stockholders' equity..........................     711,619        703,323
                                                              ----------     ----------
        Total liabilities and stockholders' equity..........  $1,129,475     $1,138,353
                                                              ----------     ----------
                                                              ----------     ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                                ----       ----
Revenue.....................................................  $ 83,656   $114,870
Cost of revenue.............................................    31,999     50,336
                                                              --------   --------
    Gross profit............................................    51,657     64,534
Operating expenses:
    Sales and marketing (inclusive of non-cash compensation
      of $4,729 in 2001)....................................    29,821     55,148
    General and administrative (inclusive of non-cash
      compensation of $107 in 2001).........................    12,027     19,642
    Product development.....................................    10,902     13,949
    Goodwill amortization...................................        --      8,674
    Amortization of intangibles.............................     3,144      1,943
    Restructuring charge....................................     1,440     29,033
                                                              --------   --------
        Total operating expenses............................    57,334    128,389
Loss from operations........................................    (5,677)   (63,855)
Other income (expense):
    Equity in income (losses) of affiliates.................        60     (1,145)
    Loss on sale of business................................    (1,372)        --
    Loss on equity transactions of affiliate................        --     (3,757)
    Interest and other, net.................................     3,392      8,766
                                                              --------   --------
        Total other income (expense)........................     2,080      3,864
Loss before income taxes....................................    (3,597)   (59,991)
Provision for income taxes..................................    (2,634)    (1,059)
                                                              --------   --------
Loss before minority interest...............................    (6,231)   (61,050)
Minority interest...........................................       187        631
                                                              --------   --------
Net loss....................................................  $ (6,044)  $(60,419)
                                                              --------   --------
                                                              --------   --------
Basic and diluted net loss per share........................  $  (0.04)  $  (0.48)
                                                              --------   --------
                                                              --------   --------
Weighted-average shares used in net loss per share -- basic
  and diluted...............................................   135,218    126,610
                                                              --------   --------
                                                              --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $  (6,044)  $ (60,419)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and leasehold amortization.................     10,753      12,717
    Goodwill amortization...................................         --       8,674
    Amortization of intangible assets.......................      3,586       1,943
    Equity in (income) losses of affiliates.................        (60)      1,145
    Loss on equity transactions of affiliate................         --       3,757
    Write-off of fixed assets...............................        690         500
    Minority interest.......................................       (187)       (631)
    Non-cash restructuring charge...........................         --      12,857
    Non-cash compensation...................................         --       4,836
    Other non-cash charges..................................        778         120
    Provision for bad debts and advertiser discounts........      4,821       9,264
    Changes in operating assets and liabilities:
        Accounts receivable.................................      9,149      11,021
        Prepaid expenses and other assets...................     (3,738)       (503)
        Accounts payable....................................     (5,294)     (6,985)
        Accrued expenses....................................    (12,760)      6,849
        Other liabilities...................................      3,899       1,291
        Deferred revenue....................................      1,104      (5,289)
                                                              ---------   ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES.......      6,697       1,147
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investments in marketable securities.......   (113,279)   (111,748)
    Maturities of investments in marketable securities......    138,048     197,659
    Purchases of property, plant and equipment..............     (1,712)    (29,301)
    Investments in affiliates and other.....................         --        (963)
    Proceeds from sale of email List Services division......      1,960          --
    Acquisitions of businesses and intangible assets, net of
      cash acquired.........................................     (2,574)    (17,630)
                                                              ---------   ---------
            NET CASH PROVIDED BY INVESTING ACTIVITIES.......     22,443      38,017
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of common stock..............        761       1,521
    Proceeds from the exercise of stock options.............      2,681       1,348
    Proceeds from notes payable.............................         --         510
    Payment of notes and capital lease obligations..........     (8,737)       (743)
    Other...................................................     (1,000)       (250)
                                                              ---------   ---------
            NET CASH (USED IN) PROVIDED BY FINANCING
              ACTIVITIES....................................     (6,295)      2,386
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................       (555)     (2,898)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     22,290      38,652
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     99,511     193,682
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 121,801   $ 232,334
                                                              ---------   ---------
                                                              ---------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- DESCRIPTION OF BUSINESS AND OTHER

DESCRIPTION OF BUSINESS

    DoubleClick Inc. is a leading provider of products and services that enable direct marketers, publishers and advertisers to market to consumers in the digital world (together with its subsidiaries, 'DoubleClick'). Combining technology, media and data expertise, DoubleClick's products and services help its customers optimize their advertising and marketing campaigns on the Internet and through other media. DoubleClick offers a broad range of technology, media and data products and services to its customers to allow them to address all aspects of the digital marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements.

    DoubleClick derives its revenues from three business units: Technology (or 'TechSolutions'), Media and Data based on the types of services provided. DoubleClick TechSolutions includes our ad management products consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service and a suite of email products based on DoubleClick's DARTmail Service. DoubleClick Media consists of the DoubleClick network, which provides fully outsourced and effective ad sales and related services to a worldwide group of advertisers and publishers. DoubleClick Data includes its Abacus division which utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients. DoubleClick Data also includes DoubleClick's research division, which primarily consists of the @plan products and services. Our research division offers Web publishers sophisticated research about online market and advanced campaign tools and planning systems. On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc. a provider of technology-driven Internet audience information solutions for media and commerce.

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

    The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

    The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DoubleClick for the year ended December 31, 2001. Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

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

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

    At March 31, 2002, and 2001, outstanding options of approximately 21.7 million and 21.9 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, at March 31, 2002 and 2001, the computation of diluted net loss per share excludes the effect of 5,326,055 and 6,060,606 shares, respectively, issuable upon the conversion of 4.75% Convertible Subordinated Notes due 2006, since their inclusion would also have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

ISSUANCE OF STOCK BY AFFILIATES

    Changes in DoubleClick's interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the consolidated statement of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of Staff Accounting Bulletin ('SAB') No. 51.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, `Business Combinations' and SFAS No. 142, `Goodwill and Other Intangible Assets.' SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and set forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS 141 and 142 are effective for business combinations completed after June 30, 2001. DoubleClick adopted these statements on January 1, 2002; however, as noted above, certain provisions of these new standards apply to acquisitions concluded subsequent to June 30, 2001. Management is in the process of testing goodwill for impairment in connection with the adoption of SFAS No. 142, and will record such impairment, if any, as a cumulative effect of change in accounting principle.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, `Accounting for the Impairment or Disposal of Long-Lived Assets' (FAS
144), which supersedes FASB Statement No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'. This new statement also supercedes certain aspects of APB 30, `Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions', with regard to reporting the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of FAS 144 did not have a material impact on DoubleClick's results of operations or financial position.

CHANGE IN ACCOUNTING ESTIMATE

    Effective January 1, 2002, DoubleClick changed its estimate relating to the useful lives of production equipment and software. The estimated useful life for these assets was extended from three years to four years to recognize depreciation expense over the remaining time that the assets will be in service. The change was based on an analysis performed by DoubleClick's operations department. As a result of the change, net income was increased approximately $2.9 million or $.02 per basic and diluted share in the first quarter of 2002.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- GOODWILL

    The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                                    TECH      MEDIA     DATA     TOTAL
                                                    ----      -----     ----     -----
                                                              (IN THOUSANDS)
Balance at January 1, 2002.......................  $35,806   $14,276   $7,485   $57,567
Acquisition of MessageMedia......................   25,346        --       --    25,346
Sale of European Media business..................       --    (6,186)      --    (6,186)
Effect of foreign currency translation...........       --      (100)      --      (100)
                                                   -------   -------   ------   -------
Balance at March 31, 2002........................  $61,152   $ 7,990   $7,485   $76,627
                                                   -------   -------   ------   -------
                                                   -------   -------   ------   -------

    Due to the adoption of SFAS No. 142, the Company ceased amortizing goodwill. Had SFAS No. 142 been in effect in the first quarter of 2001, the Company would not have recorded goodwill amortization expense of $8.7 million. The following adjusts reported net loss and basic and diluted net loss per share as if the adoption of SFAS No. 142 occurred as of January 1, 2001.

                                                           THREE MONTHS ENDED MARCH 31,
                                                -------------------------------------------------
                                                         2002                       2001
                                                         ----                       ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net loss.............................         $(6,044)                   $(60,419)
Add back: goodwill amortization...............              --                       8,674
                                                       -------                    --------
Adjusted net loss.............................         $(6,044)                   $(51,745)
                                                       -------                    --------
                                                       -------                    --------
Reported basic and diluted net loss per
  share.......................................         $ (0.04)                   $  (0.48)
Add back: goodwill amortization...............              --                        0.07
                                                       -------                    --------
Adjusted basic and diluted net loss per
  share.......................................         $ (0.04)                   $  (0.41)
                                                       -------                    --------
                                                       -------                    --------

NOTE 3 -- INTANGIBLE ASSETS

    Intangible assets consists of the following:

                                                    MARCH 31, 2002
                       ESTIMATED   -------------------------------------------------   DECEMBER 31, 2001
                        USEFUL     GROSS CARRYING   ACCUMULATED                        -----------------
                         LIFE          AMOUNT       AMORTIZATION          NET                 NET
                         ----          ------       ------------          ---                 ---
                                                        (IN THOUSANDS)
Intangible assets:
    Patents and
      trademarks.....   3 years       $ 9,723         $ (4,637)         $ 5,086             $ 5,896
    Customer lists...   2 years        21,913          (10,253)          11,660              11,507
    Purchased
      technology and
      other..........   3 years         5,506           (1,664)           3,842               4,442
                                      -------         --------          -------             -------
                                      $37,142         $(16,554)         $20,588             $21,845
                                      -------         --------          -------             -------
                                      -------         --------          -------             -------

    Amortization expense for the quarter ended March 31, 2002 was $3.6 million. Amortization expense relating to these intangible assets is estimated to be $13.7 million, $9.7 million, and $0.8 million in 2002, 2003 and 2004, respectively.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- BUSINESS TRANSACTIONS

MESSAGEMEDIA

    On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. ('MessageMedia'), a provider of permission-based, email marketing and messaging solutions. The acquisition of MessageMedia allows DoubleClick to expand its suite of email product and service offerings as well as broaden its client base.

    DoubleClick acquired all the outstanding shares, options and warrants of MessageMedia in exchange for approximately one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick loaned $2.0 million to MessageMedia to satisfy MessageMedia's operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, inclusive of approximately $1.6 million of direct acquisition costs, was approximately $11.3 million. The value of the approximately one million shares of DoubleClick common stock issued was determined based on the average market price of DoubleClick common stock, as quoted on the Nasdaq National Market, for the day immediately prior to, the day of, and the day immediately after the number of shares due to MessageMedia shareholders became irrevocably fixed pursuant to the agreement under which MessageMedia was acquired. The MessageMedia options and warrants assumed by DoubleClick as the result of this merger converted into options and warrants to acquire approximately 120,000 shares of DoubleClick common stock and have been valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield.....................................  0.0%
Risk-free interest rate.....................................  3.7%
Expected life (in years)....................................  3.6
Volatility..................................................  100%

    The aggregate purchase price of $11.3 million, has been preliminarily allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows (in millions):

Current assets..............................................  $  4.7
Other intangible assets.....................................     1.9
Goodwill....................................................    25.3
Other non-current assets....................................     4.3
                                                              ------
    Total assets acquired...................................  $ 36.2
    Total liabilities assumed...............................  $(24.9)
                                                              ------
Net assets acquired.........................................  $ 11.3
                                                              ------
                                                              ------

    Approximately $1.9 million of the purchase price has been allocated to customer lists and is being amortized on a straight-line basis over 2 years. DoubleClick has also recorded approximately $25.3 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and in accordance with SFAS 142, goodwill will be periodically tested for impairment.
DoubleClick is still awaiting information regarding certain assets and liabilities we acquired pertaining to MessageMedia's European operations. Any potential adjustment to goodwill will be recorded during the three months ended June 30, 2002 and is not expected to be material.

    The results of operations for MessageMedia have been included in DoubleClick's consolidated statements of operations from the date of acquisition.

    The following unaudited pro forma results of operations have been prepared assuming that the acquisition of MessageMedia described above, and the FloNetwork and @plan acquisitions consummated during 2001, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

achieved had the acquisitions been consummated on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002         2001
                                                                ----         ----
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenues....................................................   $85,057     $129,961
Amortization of intangible assets...........................     3,224       17,083
Net loss....................................................   $(8,406)    $(85,647)
Net loss per basic and diluted share........................   $ (0.06)    $  (0.65)

NOTE 5 -- INVESTMENT IN VALUECLICK, INC.

    In the first quarter of 2001, DoubleClick recorded the effects of ValueClick's issuance of approximately 5.7 million shares to complete a purchase acquisition of Bach Systems, Inc. ('Bach Systems') and to consummate ValueClick's pooling of interests merger with ClickAgents.com, Inc. ('ClickAgents'). DoubleClick has treated ValueClick's pooling with ClickAgents as a book value purchase of ClickAgents by ValueClick. As a result of these transactions, DoubleClick's ownership interest was reduced from 28.1% to 23.5% and the value of its proportionate share of ValueClick's net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick and recognized a loss of approximately $3.8 million. This loss has been included in 'Loss on equity transactions of affiliate' in the Consolidated Statements of Operations.

    As a result of the cumulative dilutive effects of ValueClick's issuance of stock in connection with the Bach Systems, ClickAgents and other business combinations consummated during 2001, DoubleClick's ownership interest in ValueClick was reduced to 15.2% as of December 31, 2001. DoubleClick does not believe that it is able to exercise significant influence over its investment in ValueClick as of December 31, 2001 and accordingly, DoubleClick no longer records its proportionate share of ValueClick's results but instead carries this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. DoubleClick's investment in ValueClick is included in 'Investments in affiliates' in the Consolidated Balance Sheets.

NOTE 6 -- NON-CASH COMPENSATION

    Non-cash compensation primarily represents the consideration paid to certain former shareholders of DoubleClick Scandinavia. Shares of DoubleClick common stock were issued based upon the continued employment of the former shareholders and the attainment of specific revenue objectives for the year ended December 31, 2001. In May 2001, DoubleClick agreed to pay the former shareholders approximately $18.0 million in DoubleClick common stock, which was equal to the minimum consideration they were entitled to receive under the terms of the original agreement. As of March 31, 2001, DoubleClick had accrued approximately $7.5 million in compensation expense related to these payments. The remaining unexpensed portion of the contingent consideration, approximately $10.5 million, was charged to earnings during the three months ended June 30, 2001.

NOTE 7 -- SALE OF EUROPEAN MEDIA BUSINESS

    On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK, a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick's European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction.

    Following the closing of the transaction described above, United Internet AG, or United Internet, AdLINK's largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick's option to acquire an additional 21% of

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003. During the three months ended March 31, 2002, AdLINK did not achieve EBITDA-positive results.

    As the result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK. DoubleClick's option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. The approximately $8.3 million value of the 15% of the outstanding common stock of AdLINK, representing approximately
3.9 million shares, has been determined based on these shares' average market prices, as quoted on the Neuer Markt, for the day before, the day of, and the day immediately after the number of shares due to DoubleClick became irrevocably fixed pursuant to its agreements with AdLINK and United Internet. DoubleClick was partially reimbursed $2.0 million for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media business. DoubleClick's investment in AdLINK is included in 'Investments in affiliates' in the Consolidated Balance Sheets.

NOTE 8 -- RESTRUCTURING CHARGE

    Throughout 2001, our management took certain actions to increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 605 employees, primarily from our Media and TechSolutions divisions, as well as the consolidation of some of our leased office space and the closure of several of our offices.

    In March 2002, management took additional steps to realign our sales organization. This involved the involuntary termination of approximately 60 employees, primarily from our Media and TechSolutions divisions. As a consequence, DoubleClick recorded a $1.4 million charge to operations during the first quarter of 2002 primarily related to payments for severance.

    As of March 31, 2002, approximately $11.0 million and $33.1 million remain accrued in 'Accrued expenses and other current liabilities' and 'Long-term obligations and notes', respectively.

    The following table sets forth a summary of the costs and related charges for DoubleClick's 2002 restructuring and the balance of the 2002 and 2001 restructuring reserves established:

                                                                     FUTURE LEASE
                                                                       COSTS &
                                                                       RELATED      OTHER
                                                                        ASSET       EXIT
                                                         SEVERANCE    WRITE-OFFS    COSTS    TOTAL
                                                         ---------    ----------    -----    -----
                                                                       (IN THOUSANDS)
2001 Restructuring
    Balance at January 1, 2002.........................   $  915       $48,440      $ 266   $49,621
    Cash expenditures..................................     (863)       (2,401)       (49)   (3,313)
    Non-cash charges...................................       --        (2,700)        --    (2,700)
                                                          ------       -------      -----   -------
    Balance at March 31, 2002..........................   $   52       $43,339      $ 217   $43,608
                                                          ------       -------      -----   -------
                                                          ------       -------      -----   -------
2002 Restructuring
    Restructuring charge...............................   $1,250       $    --      $ 190   $ 1,440
    Cash expenditures..................................     (752)           --       (145)     (897)
    Non-cash charges...................................       --            --        (45)      (45)
                                                          ------       -------      -----   -------
    Balance at March 31, 2002..........................   $  498       $    --         --   $   498
                                                          ------       -------      -----   -------
        Total reserve balance at March 31, 2002........   $  550       $43,339      $ 217   $44,106
                                                          ------       -------      -----   -------
                                                          ------       -------      -----   -------

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 9 -- SEGMENT REPORTING

    DoubleClick is organized into three segments: Technology, Media and Data.

    Revenues and gross profit by segment are as follows:

                                           THREE MONTHS ENDED MARCH 31, 2002           THREE MONTHS ENDED MARCH 31, 2001
                                        ----------------------------------------   -----------------------------------------
                                        TECHNOLOGY    MEDIA     DATA      TOTAL    TECHNOLOGY    MEDIA     DATA      TOTAL
                                        ----------    -----     ----      -----    ----------    -----     ----      -----
Revenue...............................   $50,426     $16,337   $18,218   $84,981    $54,920     $46,094   $18,214   $119,228
Intersegment elimination..............    (1,262)         --       (63)   (1,325)    (4,310)         --       (48)    (4,358)
                                         -------     -------   -------   -------    -------     -------   -------   --------
Revenue from external customers.......   $49,164     $16,337   $18,155   $83,656    $50,610     $46,094   $18,166   $114,870
                                         -------     -------   -------   -------    -------     -------   -------   --------
                                         -------     -------   -------   -------    -------     -------   -------   --------
Segment gross profit..................   $34,359     $ 4,669   $12,683   $51,711    $36,748     $16,345   $11,441   $ 64,534
                                         -------     -------   -------   -------    -------     -------   -------   --------
                                         -------     -------   -------   -------    -------     -------   -------   --------
Data commission fee...................                                       (54)
                                                                         -------
Consolidated gross profit.............                                   $51,657
                                                                         -------
                                                                         -------

NOTE 10 -- COMPREHENSIVE LOSS

    Comprehensive loss consists of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $3.7 million and $60.1 million for the three months ended March 31, 2002 and 2001, respectively.

NOTE 11 -- CONTINGENCIES

    We are a defendant in 20 lawsuits concerning Internet user privacy and data collection and other business practices in both state and federal court. On March 28, 2001, the federal cases against DoubleClick were dismissed by Judge Buchwald in the Southern District of New York. In conjunction with a proposed settlement, the plaintiffs have recently withdrawn their appeal to the Second Circuit Court of Appeals. In March 2002, the parties filed a settlement agreement with the federal court that would resolve the federal lawsuits and the state lawsuits in California and Texas, to which the court gave preliminary approval on March 29, 2002. On March 29, 2002, the parties issued a joint press release outlining the terms of the settlement. A hearing concerning final approval of the settlement is scheduled before Judge Buchwald on May 21, 2002. We intend to defend any remaining actions vigorously.

    In addition, beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws in connection with DoubleClick's initial public offering were filed in the United States District Court for the Southern District of New York naming as defendants DoubleClick, some of its officers and directors and certain underwriters of DoubleClick's initial public offering. These actions were dismissed against us and the other defendants without prejudice. However, the plaintiffs filed an amended complaint against us, certain of our officers and directors and the underwriters of the Company's follow-on offerings alleging substantially similar disclosure violations as in the initial complaint. These cases are in their early stages; however, DoubleClick intends to dispute these allegations and defend these lawsuits vigorously.

    Separately, DoubleClick's ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. DoubleClick is cooperating fully with all such inquiries by the various states.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

    DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that our financial condition and results of operations could be materially adversely affected by the ultimate outcome of the pending litigation. As of March 31, 2002, DoubleClick has recorded a provision of approximately $1.8 million relating to the settlement of the pending privacy lawsuits.

NOTE 12 -- SUBSEQUENT EVENT

    On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for approximately $18.5 million in cash and stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                DOUBLECLICK INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DOUBLECLICK CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF DOUBLECLICK WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER 'RISK FACTORS' AND ELSEWHERE IN THIS REPORT AND IN DOUBLECLICK'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE MAY NOT INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER AND WE MAY CHOOSE TO NOT UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER IF CIRCUMSTANCES CHANGE.

OVERVIEW

    We are a leading provider of products and services that enable direct marketers, publishers and advertisers to market to consumers in the digital world. Combining technology, media and data expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through other media. We offer a broad range of technology, media and data products and services to our customers to allow them to address all aspects of the digital marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements. Our service and product offerings are grouped into three segments:

     DoubleClick Technology Solutions ('Technology' or 'TechSolutions');

     DoubleClick Media ('Media'); and

     DoubleClick Data ('Data').

BUSINESS TRANSACTIONS

MESSAGEMEDIA

    On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. ('MessageMedia'), a provider of permission-based, email marketing and messaging solutions. DoubleClick acquired all the outstanding shares, options and warrants of MessageMedia in exchange for one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick loaned $2.0 million to MessageMedia to satisfy MessageMedia's operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, of approximately $11.3 million inclusive of approximately $1.6 million of direct acquisition costs, has been preliminarily allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date. Approximately $1.9 million of the purchase price has been allocated to customer lists and is being amortized on a straight-line basis over 2 years. DoubleClick has also recorded approximately $25.3 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and in accordance with SFAS 142, goodwill will be periodically tested for impairment. DoubleClick is still awaiting information regarding certain assets and liabilities we acquired pertaining to MessageMedia's European operations. Any potential adjustment to goodwill will be recorded during the three months ended June 30, 2002 and is not expected to be material.

    The results of operations for MessageMedia have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition.

EUROPEAN MEDIA BUSINESS

    On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick's European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG, or United Internet, AdLINK's largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick's option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003. During the three months ended March 31, 2002 AdLINK did not achieve EBITDA-positive results. As the result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK. DoubleClick's option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. The approximately $8.3 million value of the 15% of the outstanding common stock of AdLINK, approximately 3.9 million shares, has been determined based on these shares' average market prices, as quoted on the Neuer Markt, for the day before, the day of, and the day immediately after the number of shares due to DoubleClick became irrevocably fixed pursuant to its agreements with AdLINK and United Internet.

@PLAN

    On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for approximately $18.5 million in cash and stock.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

    Revenues and gross profit by segment are as follows:

                               THREE MONTHS ENDED MARCH 31, 2002           THREE MONTHS ENDED MARCH 31, 2001
                            ----------------------------------------   -----------------------------------------
                            TECHNOLOGY    MEDIA     DATA      TOTAL    TECHNOLOGY    MEDIA     DATA      TOTAL
                            ----------    -----     ----      -----    ----------    -----     ----      -----
Revenue...................   $50,426     $16,337   $18,218   $84,981    $54,920     $46,094   $18,214   $119,228
Intersegment
  elimination.............    (1,262)         --       (63)   (1,325)    (4,310)         --       (48)    (4,358)
                             -------     -------   -------   -------    -------     -------   -------   --------
Revenue from external
  customers...............   $49,164     $16,337   $18,155   $83,656    $50,610     $46,094   $18,166   $114,870
                             -------     -------   -------   -------    -------     -------   -------   --------
                             -------     -------   -------   -------    -------     -------   -------   --------
Segment gross profit......   $34,359     $ 4,669   $12,683   $51,711    $36,748     $16,345   $11,441   $ 64,534
                             -------     -------   -------   -------    -------     -------   -------   --------
                             -------     -------   -------   -------    -------     -------   -------   --------
Data commission fee.......                                       (54)
                                                             -------
Consolidated gross
  profit..................                                   $51,657
                                                             -------
                                                             -------

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue is derived primarily from sales of our ad management products and services, including our DART for Publishers Service, our DART Enterprise ad serving software solution, DART for Advertisers and our email technology products and services. DoubleClick TechSolutions cost of revenue includes costs associated with the delivery of our advertisements and our email product offerings, including Internet access costs, depreciation of the ad and email delivery systems, facilities and personnel-related costs incurred to operate and support our ad and email delivery products.

    DoubleClick TechSolutions revenue decreased 8.2% to $50.4 million for the three months ended March 31, 2002 from $54.9 million for the three months ended March 31, 2001. DoubleClick TechSolutions gross margin was 68.1% for the three months ended March 31, 2002 and 66.9% for the three months ended March 31, 2001. The decrease in TechSolutions ad management revenues reflected in large part the decline in overall online advertising spending. In response to the continued deterioration of general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. These trends exerted increasing downward pressure on TechSolutions ad management revenues, which was partially offset by acquisition-related growth in our email business associated with our purchase of FloNetwork and MessageMedia. While it is impossible to determine the duration or severity of this downturn, we do not expect substantial growth in DoubleClick TechSolutions revenue to occur until economic concerns subside and the Internet advertising industry achieves a more meaningful balance between supply and demand for advertising inventory. The increase in gross margin was primarily attributable to the reduction in depreciation expense resulting from our extension of the useful life of our ad delivery hardware and software from three to four years to recognize depreciation expense over the remaining time that the assets will be in service. In addition, we renegotiated many of our contracts with our Internet service providers, which also contributed to the increase in gross margin. This was partially offset by increased levels of price competition and a shift in product mix.

DOUBLECLICK MEDIA

    DoubleClick Media revenue is derived primarily from the sale and delivery of advertising impressions through third-party Web sites comprising the DoubleClick Media network. DoubleClick Media cost of revenue consists primarily of service fees paid to Web publishers for impressions delivered on our network, and the costs of ad delivery and technology support provided by DoubleClick TechSolutions.

    Revenue for DoubleClick Media decreased 64.6% to $16.3 million for the three months ended March 31, 2002 from $46.1 million for the three months ended
March 31, 2001. DoubleClick Media gross margin was 28.6% for the three months ended March 31, 2002 and 35.4% for the three months ended March 31, 2001. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending mentioned above. In addition, DoubleClick Media revenue for the three months ended March 31, 2001 included approximately $5.7 million or 12.4% of revenue for advertising impressions delivered to users of the AltaVista Web site. No such revenue was recognized in DoubleClick Media's results during the three months ended March 31, 2002. DoubleClick Media's revenues also decreased as a result of the sale of its European Media business. On January 28, 2002, DoubleClick completed the sale of its European Media operations to AdLINK Internet Media AG, a German provider of Internet advertising solutions. Revenue recognized by the European Media business prior to its sale was $1.1 million and $10.2 million for the three months ended
March 31, 2002 and 2001, respectively. Excluding its European Media business, DoubleClick Media revenues would have been approximately $15.2 million and $35.9 million for the three months ended March 31, 2002 and 2001, respectively.

    DoubleClick Media gross margin decreased primarily due to the reduction in revenue derived from advertising impressions delivered to the users of the Alta Vista Web site. Because of specific contractual terms unique to AltaVista, DoubleClick Media recognizes net revenue from sales commissions, billing and collection fees from the sale of ads on the AltaVista Web site and associated services, with no corresponding site compensation, thus resulting in higher gross margins. In addition, increased levels of price competition contributed to the decrease in gross margin. This decrease was partially offset by lower average site fees remitted to Web publishers, and a reduction in the cost of ad delivery and technology support provided by DoubleClick TechSolutions. Excluding DoubleClick Media's European business, DoubleClick Media's gross profit would have been approximately $4.2 million and $11.6 million for the three months ended March 31, 2002 and 2001, respectively.

    On March 11, 2002, DoubleClick completed the sale of its email List Services division to infoUSA for $2.0 million, subject to post-closing adjustments. Revenue and gross profits recognized by the email List Services division was approximately $2.7 and $0.6 million, respectively for the three months ended March 31, 2002. Revenue and gross profit recognized for the email List Services division during the three months ended March 31, 2001 were insignificant to DoubleClick Media's results. As a result of the sale of our email List Services division, we anticipate DoubleClick Media's revenues to decrease in the second quarter of 2002. Gross margin is expected to increase in the second quarter of 2002 as a result of lower site fee arrangements.

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

    DoubleClick Data revenue was $18.2 million for the three months ended
March 31, 2002 and 2001. Gross margin increased from 62.8% for the three months ended March 31, 2001 to 69.6% for the three months ended March 31, 2002. These results represent a slight decrease in revenues generated by our Abacus division, which was offset by an additional month of revenues from our research division during the three months ended March 31, 2002. The increase in gross margin was primarily attributable to the reduction in amortization expense of purchased third party names associated with the Abacus email alliance and a decrease in consulting and survey fees.

    On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for approximately $18.5 million in cash and stock. Revenue and gross profits recognized by the @plan research product line was approximately $2.3 million and approximately $1.4 million, respectively, for the three months ended March 31, 2002. As a result of the sale of the @plan research product line, DoubleClick Data anticipates decreases in absolute dollar amounts of both revenues and gross profits in the second quarter of 2002.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $29.8 million, or 35.6% of revenue for the three months ended March 31, 2002 and $55.1 million, or 48.0% of revenue for the three months ended March 31, 2001. The $25.3 million decrease in sales and marketing expense was primarily attributable to a $9.8 million decrease in compensation and related benefits and sales commissions due to reductions in headcount associated with our restructuring activities. Reductions in other personnel-related costs lowered sales and marketing expenses by approximately $2.2 million, and non-cash compensation expense decreased by approximately $4.7 million as a result of DoubleClick issuing the remaining consideration payable to the former shareholders of DoubleClick Scandinavia in 2001. There was no such non-cash compensation expense during the three months ended March 31, 2002. In addition, marketing and bad debt expenses decreased $2.3 million and $2.7 million, respectively, and rent and utilities decreased by $2.3 million dollars. These decreases are commensurate with the decline in our revenues and the level of business activity. We expect sales and marketing expenses to remain relatively consistent as a percentage of revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $12.0 million, or 14.4% of revenue for the three months ended March 31, 2002, and $19.6 million, or 17.1% of revenue for the three months ended March 31, 2001. The $7.6 million decrease in general and administrative expense was primarily the result of overall reductions in professional services fees of $2.8 million and decreases in personnel-related costs of $2.5 million. Decreased professional services fees resulted from a decrease in legal fees and a reduction in consulting fees associated with system conversion and integration. Personnel-related costs declined commensurate with the headcount reductions undertaken as part of our restructuring activities. We expect general and administrative expenses to remain relatively consistent as a percentage of revenues.

PRODUCT DEVELOPMENT

    Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. Product development expenses were $10.9 million, or 13.0% of revenue for the three months ended March 31, 2002 and $13.9 million, or 12.1% of revenue for the three months ended March 31, 2001. The $3.0 million decrease in product development expenses was primarily the result of decreases in compensation and related benefits for product development personnel of $2.1 million, and a decrease in consulting fees of approximately $0.8 million. Although we will continue to concentrate on the efficient allocation of our personnel resources and reduce our reliance on external consultants, we believe that on-going investment in product development is critical to the attainment of our strategic objectives and, as a result, we expect product development expenses to remain relatively consistent as a percentage of revenues.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $3.1 million for the three months ended March 31, 2002 and $1.9 million for the three months ended
March 31, 2001. The increase was primarily the result of the amortization of customer lists acquired in business combinations consummated subsequent to March 31, 2001.

GOODWILL AMORTIZATION

    In accordance with SFAS No. 142, goodwill is no longer amortized as of January 1, 2002 but is periodically tested for impairment. Goodwill amortization was approximately $8.7 million for the three months ended March 31, 2001 and primarily related to the goodwill associated with our acquisitions of @plan, Flashbase and DoubleClick Japan.

RESTRUCTURING CHARGE

    In March 2002, management took additional steps to realign our sales organization. This involved the involuntary termination of approximately 60 employees, primarily from our TechSolutions and Media operations. As a consequence, DoubleClick recorded a $1.4 million charge to operations during the three months ended March 31, 2002, primarily related to payments for severance. We expect to achieve annualized savings of approximately $5.0 million as a result of the restructuring initiatives undertaken during the three months ended March 31, 2002.

    In March 2001, our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 230 employees, primarily from our Media operations, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded a $29.0 million charge to operations during the three months ended March 31, 2001 for severance-related payments to terminated employees, the accrual of future lease costs, net of estimated sublease income and deferred rent, and the write-off of fixed assets for office locations that were closed or consolidated.

LOSS FROM OPERATIONS

    Our operating loss was $5.7 million for the three months ended March 31, 2002 and $63.9 million for the three months ended March 31, 2001. The decrease in our operating loss of $58.2 million is primarily attributable to the decrease in our restructuring charge of $27.6 million, a decrease in goodwill amortization of $8.7 million, and a decrease in other operating expenses of approximately $36.0 million as a result of our restructuring activities and other cost cutting initiatives during 2001. This was partially offset by a decrease in gross profits of approximately $12.9 million and an increase in amortization of intangibles of approximately $1.2 million. We continue to manage our operations with a focus on productivity and manage our headcount accordingly, but due to the general economic trends we expect to incur future losses from operations.

EQUITY IN INCOME (LOSSES) OF AFFILIATES

    Equity in income (losses) of affiliates was approximately $0.1 million for the three months ended March 31, 2002 and ($1.1) million for the three months ended March 31, 2001. The increase in our equity in income of affiliates was primarily a result of our investment in ValueClick being accounted for as a marketable security during the three months ended March 31, 2002. As a result of the cumulative dilutive effects of ValueClick's issuance of stock in connection with business combinations consummated during 2001, DoubleClick's ownership interest had been reduced to 15.2%. DoubleClick does not believe that it is able to exercise significant influence over its investment in ValueClick and accordingly, DoubleClick no longer records its proportionate share of ValueClick's results but instead carries this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

LOSS ON EQUITY TRANSACTIONS OF AFFILIATES

    For the three months ended March 31, 2001, we recognized an approximately $3.8 million loss related to the decrease in value of our proportionate share of the net assets of ValueClick resulting from its completion of two business combinations.

INTEREST AND OTHER, NET

    Interest and other, net was $3.4 million for the three months ended
March 31, 2002 and $8.8 million for the three months ended March 31, 2001. Interest and other, net included $7.5 million in interest income for the three months ended March 31, 2002, partially offset by $3.0 million of interest expense, and $13.0 million of interest income for the three months ended
March 31, 2001, partially offset by $3.2 million of interest expense. The decrease in interest income was primarily attributable to decreases in the average quarterly balances of our investments in marketable securities and decreases in average investment yields due to declines in interest rates. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rate of our investments.

INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the three months ended March 31, 2002 primarily relates to an approximately $1.5 million tax provision associated with the sale of our European Media business, approximately $0.4 million of corporate income taxes on the earnings of some of our foreign subsidiaries and approximately $0.6 million of state and local taxes. The provision for the three months ended March 31, 2001 principally related to corporate income taxes on the earnings of some of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

    Operating activities generated $6.7 million for the three months ended
March 31, 2002 and $1.1 million for the three months ended March 31, 2001. The increase in cash provided by operating activities for the three months ended March 31, 2002 resulted primarily from a decrease in net loss, excluding non-cash items, and increases in deferred revenue and other liabilities, which were partially offset by decreases in accounts payable and accrued expenses, and increases in prepaid expenses and other assets. Investing activities provided $22.4 million and $38.0 million for the three months ended March 31, 2002 and 2001, respectively. Cash provided by investing activities for the three months ended March 31, 2002 and 2001 resulted primarily from the maturity of some of our investments in marketable securities, which were partially offset by cash paid for the purchase of equipment and the acquisition of businesses and intangible assets. Net cash used in financing activities was $6.3 million for the three months ended March 31, 2002 and net cash provided by financing activities was $2.4 million for the three months ended March 31, 2001. Net cash used from financing activities resulted primarily from payments of notes and capital lease obligations offset by proceeds from the issuance of common stock in connection with our employee stock purchase and stock option plans. Cash provided by financing activities consisted primarily of the proceeds from the issuance of common stock in connection with our employee stock purchase and stock option plans for the three months ended March 31, 2001, offset by payments under capital lease obligations.

    As of March 31, 2002, we had $121.8 million of cash and cash equivalents, $604.2 million in investments in marketable securities and $19.2 million in restricted cash. As of March 31, 2002, our principal commitments consisted of our Convertible Subordinated Notes and our obligations under operating and capital leases. Although we have no material commitments for capital expenditures, we continue to anticipate that our capital expenditures and lease commitments will be a material use of our cash resources consistent with the levels of our operations, infrastructure and personnel.

    We believe that our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of March 31, 2002, our investments in marketable securities had a weighted average time to maturity of 385 days.

    The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of March 31, 2002.

                                                                    TIME TO MATURITY
                                                     ----------------------------------------------
                                                     ONE YEAR    ONE TO       TWO TO
                                                     OR LESS    TWO YEARS   FOUR YEARS   FAIR VALUE
                                                     -------    ---------   ----------   ----------
Cash and cash equivalents..........................  $121,801         --           --     $121,801
Average interest rate..............................      1.34%
Fixed-rate investments in marketable securities....  $295,052   $305,002     $  4,109     $604,163
Average interest rate..............................      4.91%      3.61%        4.00%
Restricted cash....................................  $ 18,055   $  1,155           --     $ 19,210
Average interest rate..............................      2.13%      2.94%
Convertible subordinated notes.....................        --         --     $219,700     $183,450
Average interest rate..............................                              4.75%

    We did not hold derivative financial instruments as of March 31, 2002 and have not held these instruments in the past.

FOREIGN CURRENCY RISK

    We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies. The effect of foreign exchange rate fluctuations on our operations for the three months ended March 31, 2002 was not material. We do not use financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2002, we had $40.1 million in cash and cash equivalents denominated in foreign currencies.

    The introduction of the euro has not had a material impact on how we conduct business and we do not anticipate any changes in how we conduct business as a result of increased price transparency.

    Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES.

    We have incurred net losses each year since inception, including net losses of $265.8 million, $156.0 million and $55.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. We incurred a net loss of approximately $6.0 million for the three months ended March 31, 2002 and as of March 31, 2002, our accumulated deficit was $554.6 million. We have not achieved profitability on an annual basis and expect to incur operating losses in the future. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

    The revenue outlook for DoubleClick TechSolutions and DoubleClick Media are adversely affected by an environment where the supply of advertising inventory exceeds advertisers' demand. Under these circumstances, Web publishers tend to remove ad space from their Web sites in an effort to correct the supply-demand imbalance; other publishers may cut back on their Web presence or go out of business. Faced with smaller budgets, advertisers and ad agencies purchase less advertising inventory and tend not to experiment with newer advertising media, like the Internet. Consequently, the number of ad impressions delivered by DoubleClick TechSolutions may decline or fail to grow, which would adversely affect our revenues.

    DoubleClick Data, which provides services to direct marketers, may face similar pressures. Direct marketers may respond to economic downturns by reducing the number of catalogs mailed and the number of households to which these catalogs are mailed, thereby reducing the demand for DoubleClick Data's serivces. If direct marketing activities fail to grow or decline our revenues could be adversely affected.

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

OUR CUSTOMERS CONTINUE TO EXPERIENCE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Our customers, in particular Internet-related companies, have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to advertising in general and our offerings in particular. Many other companies in the Internet industry have depleted their available capital and either have or could cease operations or file for bankruptcy protection. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment for advertising and for Internet-related companies does not improve, our business, results of operations and financial condition could be materially adversely affected.

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

     pricing trends for advertising inventory on the DoubleClick network and for the portion payable to the Web publishers in the DoubleClick network;

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

    Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects the DoubleClick

TechSolutions and DoubleClick Media businesses. The direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects the DoubleClick Data business. The email technology business may experience seasonal patterns similar to the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues during the calendar year-end months. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver.

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

WE MAY NOT BE ABLE TO CONTINUE TO GROW THROUGH ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

    Our business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, FloNetwork and MessageMedia. We may seek to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow our business. From time to time we have had discussions with other companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify other suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if we agree to buy a company, we cannot assure you that we will be successful in consummating the purchase. If we are unable to continue to expand through acquisitions, our revenue may decline or fail to grow.

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

    We also have rights in the trademarks that we use to market our products and services. These trademarks include DOUBLECLICK'r', DART'r', DARTMAILTM and ABACUSTM. We have applied to register our trademarks in the United States and internationally. We cannot assure you that any of our current or future trademark applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted unless we enter into arrangements with these parties which may be unavailable on commercially reasonable terms, if at all.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

    As of March 31, 2002, we had 136,064,507 shares of common stock outstanding, excluding 21,672,126 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,272.35 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce prevailing market prices for our common stock.

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

    Because digital marketing remains a new discipline, there are currently no generally accepted methods or tools for measuring the efficacy of digital marketing as there are for advertising in television, radio, cable and print. Many traditional advertisers may be reluctant to spend sizable portions of their budget on digital marketing until there exist widely accepted methods and tools that measure the efficacy of their campaigns.

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

    The growth and development of Internet commerce has prompted calls for more stringent consumer protection laws, both in the United States and abroad. These proposals may seek to impose additional burdens on companies conducting business over the Internet. In particular, new limitations on the collection and use of information relating to Internet users are being considered by legislatures and regulatory agencies in the United States and internationally. We are unable to predict whether any particular proposal will pass, or the nature of the limitations in those proposals. Since many of the proposals are in their development stage, we cannot yet determine the impact these may have on our business. In addition, it is possible that changes to existing law, including both amendments to existing law and new interpretations of existing law, could have a material and adverse impact on our business, financial condition and results of operations.

    The following are examples of proposals currently being considered in the United States and internationally:

     Legislation has been proposed in the United States and elsewhere in the world to regulate the use of cookie technology. Our technology uses cookies for ad targeting and reporting, among other things. It is possible that the changes required for compliance are commercially unfeasible, or that we are simply unable to comply and, therefore, may be required to discontinue the relevant business practice.

     Data protection officials in certain European countries have voiced the opinion that Internet protocol addresses and cookies are intrinsically personally-identifiable information. In those countries in which this opinion prevails, the applicable national data protection law could be interpreted to subject us to a more restrictive regulatory regime. We cannot assure you that our current policies and procedures would meet more restrictive standards. The cost of such compliance could be material and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming us and certain of our officers and directors and certain underwriters of our initial public offering as defendants. All of the initial complaints filed against us and our officers and directors were dismissed without prejudice. However, the plaintiff's filed an amended complaint on April 24, 2002 against us, certain of our officer and directors and certain underwriters of our follow-on offerings alleging, among other things, that the underwriters violated the securities laws by failing to disclose in the offering's registration statements certain alleged compensation arrangements entered into by the underwriters (such as commission payments or stock stabilization practices) and by engaging in manipulative practices to artificially inflate the price of our stock. We and some of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation and manipulative practices. These actions seek, among other things, unspecified damages and costs, including attorneys fees.

    We are a defendant in 20 lawsuits concerning Internet user privacy and our data collection and other business practices. These lawsuits were filed throughout 2000. Eighteen of these actions are styled as class actions, one action is brought on behalf of the general public of the State of California and one is brought against us and ClearStation, Inc. on behalf of the State of Illinois by the State's Attorney of Cook County, Illinois. The actions seek, among other things, injunctive relief, civil penalties and unspecified damages. Five of the actions were filed in California state court, 13 in federal court, one in Texas state court and one in Illinois state court. On March 31, 2000, the plaintiff in one of the California state court proceedings filed a petition, ordered by the court on May 11, 2000, to coordinate the four actions then pending in the California state courts. The Judicial Panel on Multidistrict Litigation granted our motions to transfer, coordinate and consolidate all thirteen federal actions before Judge Buchwald in the Southern District of New York. On March 28, 2001, Judge Buchwald dismissed all federal lawsuits against us. In conjunction with a proposed settlement, the plaintiffs have withdrawn their appeal to the Second Circuit Court of Appeals. In March 2002, the parties filed a settlement agreement with the federal court that would resolve the federal lawsuits and the state lawsuits in California and Texas, to which the court gave preliminary approval on March 29, 2002. On March 29, 2002, the parties issued a joint press release outlining the terms of the settlement. A hearing concerning final approval of the settlement is scheduled before Judge Buchwald on May 21, 2002. Our ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. We are cooperating fully with all such inquiries.

    Following the announcement of our proposed merger with NetGravity on July 27, 1999, a complaint, styled as a class action, was filed in the San Mateo County, California, Superior Court against NetGravity and several of its directors. The complaint alleges that the directors of NetGravity breached their fiduciary duties to NetGravity's stockholders in connection with the negotiation of the proposed merger. The complaint asked the court to enjoin the consummation of the merger, or, alternatively, sought to rescind the merger or an award of unspecified damages from the defendants in the event the merger was consummated. The parties have filed a settlement agreement with the court, to which the court gave preliminary approval. A hearing concerning final approval of the settlement is scheduled for July 23, 2002. The settlement, which we believe will be covered by our insurer, would require the payment of $270,000 into an escrow account to cover the reasonable fees and expenses incurred by plaintiff and his counsel.

    We believe that the claims asserted by these lawsuits are without merit. We intend to defend these actions vigorously, however, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) None.

    (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K, Items 5 and 7, on January 16, 2002, attaching the press release we issued on January 15, 2002 announcing our financial results for the quarter and fiscal year ended December 31, 2001 and announcing that MessageMedia, Inc. elected to extend to February 8, 2002 the termination date with respect to the merger agreement between DoubleClick and MessageMedia, Inc.

    We filed a Current Report on Form 8-K, Items 5 and 7, on January 29, 2002, attaching the press release that announced the consummation of our acquisition of MessageMedia, Inc.

    We filed a Current Report on Form 8-K, Items 2 and 7, on February 11, 2002, attaching the press release that announced the consummation of the sale of our European Media business to AdLINK Internet Media AG and attaching related pro forma financial information.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002                        DOUBLECLICK INC.

                                          By:          /s/ THOMAS BOYLE
                                              ..................................
                                                        THOMAS BOYLE
                                                    CORPORATE CONTROLLER
                                                (CHIEF ACCOUNTING OFFICER AND
                                                  DULY AUTHORIZED OFFICER)