Form 10-Q
period 2002-06-30
DOUBLECLICK INC
filed 2002-08-14
CIK 1049480

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2002 there were 135,943,108 outstanding shares of the registrant's Common Stock, including 207,325 shares exchangeable into shares of the registrant's common stock, which were issued in connection with the registrant's acquisition of FloNetwork Inc.

================================================================================

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)
         Consolidated Balance Sheets as of June 30, 2002 and
           December 31, 2001.........................................    1
         Consolidated Statements of Operations for the three and six
           months ended June 30, 2002 and 2001.......................    2
         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2002 and 2001..............................    3
         Notes to Consolidated Financial Statements..................    4
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   15
Item 3:  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   27

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings...........................................   41
Item 4:  Submission of Matters to a Vote of Security Holders.........   42
Item 5:  Other Information...........................................   42
Item 6:  Exhibits and Reports on Form 8-K............................   42

                                DOUBLECLICK INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                                 ----           ----
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................  $  107,096     $   99,511
    Investments in marketable securities....................     284,740        339,996
    Accounts receivable, net of allowances of $18,525 and
      $21,579, respectively.................................      59,012         81,412
    Prepaid expenses and other current assets...............      30,519         35,180
                                                              ----------     ----------
        Total current assets................................     481,367        556,099
Investment in marketable securities.........................     356,428        295,019
Restricted cash.............................................      19,210         17,636
Property and equipment, net.................................     129,930        156,996
Goodwill....................................................      74,253         57,567
Intangible assets, net......................................      17,205         21,845
Investment in affiliates....................................      36,060         24,128
Other assets................................................       9,288          9,063
                                                              ----------     ----------
        Total assets........................................  $1,123,741     $1,138,353
                                                              ----------     ----------
                                                              ----------     ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................  $   19,449     $   32,718
    Accrued expenses and other current liabilities..........      77,349         95,956
    Current portion of capital lease obligations............       7,343          6,936
    Deferred revenue........................................      11,483         13,849
                                                              ----------     ----------
        Total current liabilities...........................     115,624        149,459
Convertible subordinated notes and capital lease
  obligations...............................................     222,884        226,066
Other long term liabilities.................................      42,031         40,048
Minority interest in consolidated subsidiaries..............      18,620         19,457
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.001; 5,000,000 shares
      authorized, none outstanding..........................          --             --
    Common stock, par value $0.001; 400,000,000 shares
      authorized, 137,046,879 and 134,799,135 shares issued,
      respectively..........................................         137            135
    Treasury stock, 765,170 shares..........................      (4,466)        (4,466)
    Additional paid-in capital..............................   1,278,795      1,265,953
    Accumulated deficit.....................................    (550,522)      (548,552)
    Other accumulated comprehensive income (loss)...........         638         (9,747)
                                                              ----------     ----------
        Total stockholders' equity..........................     724,582        703,323
                                                              ----------     ----------
        Total liabilities, minority interest and
          stockholders' equity..............................  $1,123,741     $1,138,353
                                                              ----------     ----------
                                                              ----------     ----------

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2002       2001       2002       2001
                                                        ----       ----       ----       ----
Revenue.............................................  $ 75,651   $101,935   $159,307   $216,805
Cost of revenue.....................................    27,866     46,396     59,865     96,732
                                                      --------   --------   --------   --------
    Gross profit....................................    47,785     55,539     99,442    120,073
Operating expenses:
    Sales and marketing (inclusive of non-cash
      compensation of $0, $10,504, $0 and
      $15,233)......................................    25,639     52,238     55,460    107,386
    General and administrative (inclusive of
      non-cash compensation of $0, $152, $0 and
      $259).........................................    12,056     16,773     24,083     36,415
    Product development.............................    10,418     14,487     21,320     28,436
    Amortization of goodwill........................        --     13,192         --     21,866
    Amortization of other intangibles...............     3,010      2,100      6,154      4,043
    Purchased in-process research and development...        --      1,300         --      1,300
    Restructuring charge............................     7,318      1,647      8,758     30,680
                                                      --------   --------   --------   --------
        Total operating expenses....................    58,441    101,737    115,775    230,126
Loss from operations................................   (10,656)   (46,198)   (16,333)  (110,053)
Other income
    Equity in income (losses) of affiliates.........       159       (897)       219     (2,042)
    Gain on equity transactions of affiliates,
      net...........................................        --      5,681         --      1,924
    Gain on sale of businesses, net.................    11,881         --     10,509         --
    Interest and other, net.........................     2,806      3,171      6,198     11,937
                                                      --------   --------   --------   --------
        Total other income..........................    14,846      7,955     16,926     11,819
Income (loss) before income taxes...................     4,190    (38,243)       593    (98,234)
Provision for income taxes..........................       766        693      3,400      1,752
                                                      --------   --------   --------   --------
Income (loss) before minority interest..............     3,424    (38,936)    (2,807)   (99,986)
Minority interest in results of consolidated
  subsidiaries......................................       650      1,013        837      1,644
                                                      --------   --------   --------   --------
Net income (loss)...................................  $  4,074   $(37,923)  $ (1,970)  $(98,342)
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Basic net income (loss) per share...................  $   0.03   $  (0.29)  $  (0.01)  $  (0.76)
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Weighted average shares used in basic net income
  (loss) per share..................................   136,173    131,698    135,696    129,154
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Diluted net income (loss) per share.................  $   0.03   $  (0.29)  $  (0.01)  $  (0.76)
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Weighted average shares used in diluted net income
  (loss) per share..................................   139,323    131,698    135,696    129,154
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $  (1,970)  $ (98,342)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and leasehold amortization.................     20,972      25,860
    Amortization of goodwill................................         --      21,866
    Amortization of intangible assets.......................      7,038       4,043
    Equity in (income) losses of affiliates.................       (219)      2,042
    Gain on equity transactions of affiliates, net..........         --      (1,924)
    Write-down of investment................................         --       4,500
    Loss on disposal of property and equipment..............        690         732
    Write-off of purchased in-process research and
      development...........................................         --       1,300
    Minority interest.......................................       (837)     (1,644)
    Non-cash restructuring charge...........................      3,562      13,533
    Non-cash compensation...................................         --      15,492
    Gain on sale of businesses, net.........................    (11,881)         --
    Other non-cash items....................................      1,176         120
    Provisions for bad debts and advertiser discounts.......      9,639      14,229
    Changes in operating assets and liabilities:
        Accounts receivable.................................      8,991      24,173
        Prepaid expenses and other assets...................      2,071      (5,056)
        Accounts payable....................................     (9,921)    (13,034)
        Accrued expenses and other liabilities..............    (12,105)     (5,728)
        Deferred revenue....................................        675      (9,982)
                                                              ---------   ---------
            NET CASH PROVIDED BY (USED IN) OPERATING
              ACTIVITIES....................................     17,881      (7,820)
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investments in marketable securities.......   (233,987)   (226,493)
    Maturities of investments in marketable securities......    225,329     295,999
    Purchases of property and equipment.....................     (6,016)    (44,919)
    Acquisition of businesses and intangible assets, net of
      cash acquired.........................................     (5,178)    (38,966)
    Proceeds from sale of businesses........................     13,960          --
    Investments in affiliates and other.....................         --        (963)
                                                              ---------   ---------
            NET CASH USED IN INVESTING ACTIVITIES...........     (5,892)    (15,342)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of common stock, net of
      issuance costs........................................        761       1,521
    Proceeds from the exercise of stock options.............      3,116       5,722
    Proceeds from notes payable.............................         --         510
    Proceeds from DoubleClick Japan stock issuance, net of
      offering cost.........................................         --      25,425
    Payments under capital lease obligations and notes
      payable...............................................    (12,575)     (2,004)
    Other...................................................     (1,000)         --
                                                              ---------   ---------
            NET CASH (USED IN) PROVIDED BY FINANCING
              ACTIVITIES....................................     (9,698)     31,174
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      5,294      (3,603)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      7,585       4,409
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     99,511     193,682
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 107,096   $ 198,091
                                                              ---------   ---------
                                                              ---------   ---------

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                                DOUBLECLICK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- DESCRIPTION OF BUSINESS AND OTHER

DESCRIPTION OF BUSINESS

    DoubleClick Inc. is a leading provider of products and services that enable direct marketers, publishers and advertisers to market to consumers in the digital world (together with its subsidiaries, 'DoubleClick'). Combining technology, data and media expertise, DoubleClick's products and services help its customers optimize their advertising and marketing campaigns on the Internet and through direct mail and other media. DoubleClick offers a broad range of technology, data and media products and services to its customers to allow them to address many aspects of the digital marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements.

    DoubleClick derives its revenues from three business units: Technology (or 'TechSolutions'), Data and Media based on the types of services provided. DoubleClick TechSolutions includes our ad management products consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service and a suite of email products based on DoubleClick's DARTmail Service. DoubleClick Data includes its Abacus division which utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients. Through May 6, 2002, DoubleClick Data also included DoubleClick's research division, which primarily consisted of the @plan products and services. Our research division offered Web publishers sophisticated research about online market and advanced campaign tools and planning systems. On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc. a provider of technology-driven Internet audience information solutions for media and commerce. DoubleClick Media consists of the DoubleClick network, which provides fully outsourced and effective ad sales and related services to a worldwide group of advertisers and publishers. On
July 10, 2002, DoubleClick sold its North American Media business, which includes the DoubleClick network, to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. (see note 15).

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

    The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DoubleClick for the year ended December 31, 2001. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income (loss) per

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

share adjusts this calculation to reflect the impact of outstanding convertible securities, stock options and other potentially dilutive financial instruments to the extent that their inclusion would have a dilutive effect on net income
(loss) per share for the reporting period.

    The following represents the calculations of the basic and diluted net income (loss) per common share for the three and six months ended June 30, 2002 and 2001.

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                2002       2001       2002       2001
                                                ----       ----       ----       ----
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)...........................  $  4,074   $(37,923)  $ (1,970)  $(98,342)
                                              --------   --------   --------   --------
                                              --------   --------   --------   --------
Weighted average common shares
  outstanding -- basic......................   136,173    131,698    135,696    129,154
Dilutive effect of stock options............     3,150         --         --         --
                                              --------   --------   --------   --------
Weighted average common shares
  outstanding -- diluted....................   139,323    131,698    135,696    129,154
                                              --------   --------   --------   --------
                                              --------   --------   --------   --------
Net income (loss) per common
  share -- basic............................  $   0.03   $  (0.29)  $  (0.01)  $  (0.76)
                                              --------   --------   --------   --------
                                              --------   --------   --------   --------
Net income (loss) per common
  share -- diluted..........................  $   0.03   $  (0.29)  $  (0.01)  $  (0.76)
                                              --------   --------   --------   --------
                                              --------   --------   --------   --------

    For the six months ended June 30, 2002, and for both the three and six months ended June 30, 2001, outstanding options of approximately 18.0 million and 23.3 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, during the three and six months ended June 30, 2002 and 2001, the computation of diluted net loss per share excludes the effect of 5,326,055 and 6,060,606 shares, respectively, issuable upon the conversion of 4.75% Convertible Subordinated Notes due 2006, since their inclusion would also have had an antidilutive effect.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, `Business Combinations' (SFAS 141) and SFAS No. 142, `Goodwill and Other Intangible Assets' (SFAS 142). SFAS 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and set forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS 141 and 142 are effective for business combinations completed after June 30, 2001. DoubleClick adopted these statements on January 1, 2002; however, as noted above, certain provisions of these new standards apply to acquisitions concluded subsequent to June 30, 2001. DoubleClick has completed its initial impairment testing and no changes to the carrying value of goodwill and other intangible assets were made as a result of the adoption of SFAS 142. Subsequent impairment testing will take place annually, as well as when a triggering event indicating impairment may have occurred.

    In August 2001, the FASB issued SFAS No. 144, `Accounting for the Impairment or Disposal of Long-Lived Assets' (SFAS 144), which supersedes FASB Statement No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'. This new statement also supercedes certain aspects of APB 30, `Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions', with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 will require expected future operating losses from discontinued operations to be reported in

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material impact on DoubleClick's results of operations or financial position.

    In April 2002, the FASB issued SFAS No. 145, `Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections' (SFAS 145). SFAS 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 but earlier adoption is encouraged. From time to time DoubleClick has and may in the future continue to repurchase a portion of its convertible subordinated notes outstanding. DoubleClick has adopted SFAS 145 effective July 1, 2002 and will no longer record gains or losses from the retirement of its convertible subordinated notes as extraordinary items, net of taxes but as a component of other income/(expense) in the Consolidated Statements of Operations. As required under SFAS 145, prior periods will be restated in future filings to conform to the current period's presentation.

    In July 2002, the FASB issued SFAS No. 146, `Accounting for Costs Associated with Exit or Disposal Activities', (SFAS 146). SFAS 146 nullifies EITF Issue
No. 94-3, `Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring', (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 apply until adoption of SFAS 146. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

CHANGE IN ACCOUNTING ESTIMATE

    Effective January 1, 2002, DoubleClick changed its estimate relating to the useful lives of production equipment and software. The estimated useful life for these assets was extended from three years to four years to recognize depreciation expense over the remaining time that the assets are expected to be in service. The change was based on an analysis performed by DoubleClick's operations department. As a result of the change, net income increased approximately $3.2 million or $0.02 per basic and diluted share for the three months ended June 30, 2002 and net loss was reduced by approximately $6.1 million or $0.04 per basic and diluted share for the six months ended June 30, 2002.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- GOODWILL

    The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                   TECH      DATA      MEDIA     TOTAL
                                                   ----      ----      -----     -----
                                                             (IN THOUSANDS)
Balance at January 1, 2002......................  $35,806   $ 7,485   $14,276   $57,567
Acquisition of MessageMedia.....................   24,928        --        --    24,928
Sale of European Media business.................       --        --    (6,186)   (6,186)
Sale of @plan research product line.............       --    (7,485)       --    (7,485)
Acquisition of Abacus Direct Europe.............       --     4,596        --     4,596
Effect of foreign currency translation..........       20        --       813       833
                                                  -------   -------   -------   -------
Balance at June 30, 2002........................  $60,754   $ 4,596   $ 8,903   $74,253
                                                  -------   -------   -------   -------
                                                  -------   -------   -------   -------

    Due to the adoption of SFAS 142, the Company ceased amortizing goodwill. Had SFAS 142 been in effect in the first six months of 2001, the Company would not have recorded goodwill amortization expense of $13.2 million and $21.9 million for the three and six months ended June 30, 2001, respectively. The following adjusts reported net income (loss) and basic and diluted net income (loss) per share as if the adoption of SFAS 142 occurred as of January 1, 2001.

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                              --------------------      ---------------------
                                               2002         2001         2002          2001
                                               ----         ----         ----          ----
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income (loss)..................  $4,074      $(37,923)     $(1,970)     $(98,342)
Add back: goodwill amortization.............      --        13,192           --        21,866
                                              ------      --------      -------      --------
Adjusted net income (loss)..................  $4,074      $(24,731)     $(1,970)     $(76,476)
                                              ------      --------      -------      --------
                                              ------      --------      -------      --------
Reported basic and diluted net income
  (loss) per share..........................  $ 0.03      $  (0.29)     $ (0.01)     $  (0.76)
Add back: goodwill amortization.............      --          0.10           --          0.17
                                              ------      --------      -------      --------
Adjusted basic and diluted net income
  (loss) per share..........................  $ 0.03      $  (0.19)     $ (0.01)     $  (0.59)
                                              ------      --------      -------      --------
                                              ------      --------      -------      --------

    Due to the goodwill acquired in connection with the MessageMedia transaction during 2002, and based upon the current market conditions and operational performance of DoubleClick's email reporting unit, DoubleClick is currently awaiting a third party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit is recoverable. The outcome of this valuation may result in an impairment charge being recorded during the third quarter of 2002.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- INTANGIBLE ASSETS

    Intangible assets consists of the following:

                                                                                 DECEMBER 31,
                                                       JUNE 30, 2002                 2001
                                             ---------------------------------   ------------
                                  ESTIMATED   GROSS
                                   USEFUL    CARRYING   ACCUMULATED
                                    LIFE      AMOUNT    AMORTIZATION     NET         NET
                                    ----      ------    ------------     ---         ---
                                                              (IN THOUSANDS)
Intangible assets:
    Patents and trademarks......   3 years   $ 9,723      $ (5,447)    $ 4,276     $ 5,896
    Customer lists..............   2 years    22,003       (12,459)      9,544      11,507
    Purchased technology and
      other.....................   3 years     5,506        (2,121)      3,385       4,442
                                             -------      --------     -------     -------
                                             $37,232      $(20,027)    $17,205     $21,845
                                             -------      --------     -------     -------
                                             -------      --------     -------     -------

    Amortization expense for the three and six months ended June 30, 2002 was $3.5 million and $7.0 million, respectively. Amortization expense relating to these intangible assets is estimated to be $13.7 million, $9.7 million and $0.8 million in 2002, 2003 and 2004, respectively.

NOTE 4 -- BUSINESS TRANSACTIONS

MESSAGEMEDIA

    On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. (`MessageMedia'), a provider of permission-based, email marketing and messaging solutions. The acquisition of MessageMedia allows DoubleClick to expand its suite of email product and service offerings as well as broaden its client base.

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

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

    The aggregate purchase price of $11.3 million, has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows:

                                                              (IN MILLIONS)
Current assets..............................................     $  3.6
Other intangible assets.....................................        1.9
Goodwill....................................................       24.9
Other non-current assets....................................        4.1
                                                                 ------
    Total assets acquired...................................     $ 34.5
    Total liabilities assumed...............................     $(23.2)
                                                                 ------
Net assets acquired.........................................     $ 11.3
                                                                 ------
                                                                 ------

    Approximately $1.9 million of the purchase price has been allocated to customer lists and is being amortized on a straight-line basis over 2 years. DoubleClick recorded approximately $24.9 million in goodwill, which represented the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and in accordance with SFAS 142, goodwill will be periodically tested for impairment.

    The results of operations for MessageMedia have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition.

ABACUS DIRECT EUROPE

    On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database marketing services to the direct marketing industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition. DoubleClick's investment in the joint venture was previously accounted for under the equity method of accounting. DoubleClick acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs. The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows:

                                                              (IN MILLIONS)
Current assets..............................................      $ 3.1
Property and equipment......................................        0.3
Goodwill....................................................        4.6
                                                                  -----
    Total assets acquired...................................      $ 8.0
    Total liabilities assumed...............................       (3.2)
                                                                  -----
                                                                  $ 4.8
Less: proportionate share of net assets held through equity
  investment................................................       (1.1)
                                                                  -----
Net assets acquired.........................................      $ 3.7
                                                                  -----
                                                                  -----

    Approximately $4.6 million has been preliminarily recorded to goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. This goodwill is not tax deductible, and in accordance with SFAS 142, will be periodically tested for impairment. DoubleClick is still awaiting the results of appraisals and certain information regarding certain assets and liabilities we acquired. Any potential adjustment to goodwill, particularly with respect to any acquired intangible assets, will be recorded during the three months ended September 30, 2002.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

    The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of MessageMedia and Abacus Direct Europe described above, and the FloNetwork acquisition consummated during 2001, as well as the dispositions of the European Media business and @plan research product line completed during 2002, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions and disposals been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                                ----        ----
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Revenues....................................................  $159,661    $218,603
Amortization of intangible assets...........................     6,234      18,748
Net loss....................................................  $(16,394)   $(87,208)
Net loss per basic and diluted share........................  $  (0.12)   $  (0.66)

NOTE 5 -- INVESTMENT IN VALUECLICK, INC.

    In the first quarter of 2001, DoubleClick recorded the effects of ValueClick's issuance of approximately 5.7 million shares to complete a purchase acquisition of Bach Systems, Inc. (`Bach Systems') and to consummate ValueClick's pooling of interests merger with ClickAgents.com, Inc. (`ClickAgents'). DoubleClick has treated ValueClick's pooling with ClickAgents as a book value purchase of ClickAgents by ValueClick. As a result of these transactions, DoubleClick's ownership interest was reduced from 28.1% to 23.5% and the value of its proportionate share of ValueClick's net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick and recognized a loss of approximately $3.8 million. This loss has been included in `Loss on equity transactions of affiliate' in the Consolidated Statements of Operations.

    As a result of the cumulative dilutive effects of ValueClick's issuance of stock in connection with the Bach Systems, ClickAgents and other business combinations consummated during 2001, DoubleClick's ownership interest in ValueClick was reduced to 15.2% as of December 31, 2001. DoubleClick does not believe that it is able to exercise significant influence over its investment in ValueClick as of December 31, 2001 and accordingly, DoubleClick no longer records its proportionate share of ValueClick's results but instead carries this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. DoubleClick's investment in ValueClick is included in `Investments in affiliates' in the Consolidated Balance Sheets.

    As a result of ValueClick's issuance of stock in connection with a business combination consummated during the second quarter of 2002, DoubleClick's ownership interest in ValueClick has been reduced to approximately 8% as of June 30, 2002.

NOTE 6 -- WRITE-DOWN OF INVESTMENT IN AFFILIATE

    As a result of the significant decline in the market value of Internet-based companies and the declining access of these companies to public and private financing, management initiated an assessment of the carrying values of certain of its investments in affiliates in the second quarter of 2001. In the course of its analysis, DoubleClick determined that the carrying value of its cost-method investee Return Path was no longer recoverable. As a consequence, DoubleClick wrote off its entire investment in Return Path and recognized an impairment charge of $4.5 million during the three months ended

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

June 30, 2001. This charge has been included in `Interest and other, net' in the Consolidated Statements of Operations.

NOTE 7 -- INITIAL PUBLIC OFFERING OF DOUBLECLICK JAPAN

    On April 25, 2001, DoubleClick's consolidated subsidiary, DoubleClick Japan, completed its initial public offering of common stock on the Nasdaq Japan Market, issuing 23,456 shares at approximately $1,236 per share. DoubleClick Japan's net proceeds, after deducting underwriting discounts, commissions and direct offering costs, were approximately $25.4 million. As a result of this offering, DoubleClick's ownership interest in DoubleClick Japan decreased from 43.2% to 38.2%. During the three months ended June 30, 2001, DoubleClick recorded a $16.6 million increase in minority interest, reduced the carrying amount of the goodwill associated with its acquisition of DoubleClick Japan by $1.6 million and recognized a gain of approximately $7.2 million, which represented the incremental increase in consolidated net equity related to its proportionate share of the proceeds from DoubleClick Japan's stock offering. This gain has been included in `Gain on equity transactions of affiliates, net' in the Consolidated Statements of Operations.

NOTE 8 -- NON-CASH COMPENSATION

    Non-cash compensation primarily represents the consideration paid to certain former shareholders of DoubleClick Scandinavia. Shares of DoubleClick common stock were issued based upon the continued employment of the former shareholders and the attainment of specific revenue objectives for the year ended
December 31, 2001. In May 2001, DoubleClick agreed to pay the former shareholders the minimum consideration they were entitled to receive under the terms of the original agreement. As a result, approximately $10.5 million was charged to earnings during the three months ended June 30, 2001.

NOTE 9 -- SALE OF EUROPEAN MEDIA BUSINESS

    On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick's European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG, or United Internet, AdLINK's largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick's option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003. During the three months ended March 31, 2002 AdLINK did not achieve EBITDA- positive results. AdLINK's results for the three months ended June 30, 2002 are not publicly available as of the date of this filing.

    As the result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK. DoubleClick's option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. The approximately $8.3 million value of the 15% of the outstanding common stock of AdLINK, approximately 3.9 million shares, has been determined based on these shares' average market prices, as quoted on the Neuer

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Markt, for the day before, the day of, and the day immediately after the number of shares due to DoubleClick became irrevocably fixed pursuant to its agreements with AdLINK and United Internet. DoubleClick was partially reimbursed $2.0 million for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media business. DoubleClick's investment in AdLINK is included in `Investments in affiliates' in the Consolidated Balance Sheets.

    Revenue recognized from sales to AdLINK was approximately $0.5 million and $0.9 million during the three and six months ended June 30, 2002.

NOTE 10 -- SALE OF THE @PLAN RESEARCH PRODUCT LINE

    On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock. The approximately $6.1 million value of the 505,739 shares of NetRatings common stock has been determined based on these shares' average market prices, as quoted on the Nasdaq National Market, for the day before and the day the number of shares due to DoubleClick became irrevocably fixed pursuant to its agreements with NetRatings. DoubleClick recognized a gain of $12.3 million on the sale of the @plan research product line during the three months ended June 30, 2002, which has been included in `Gain on sale of businesses, net' in the Consolidated Statements of Operations. DoubleClick's investment in NetRatings is included in `Investments in affiliates' in the Consolidated Balance Sheets.

NOTE 11 -- RESTRUCTURING CHARGE

    Throughout 2001, our management took certain actions to increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 605 employees, primarily from our Media and TechSolutions divisions, as well as the consolidation of some of our leased office space and the closure of several of our offices.

    During the six months ended June 30, 2002, management took additional steps to realign our sales organization and reduce employee headcount to bring costs in line with revenues. This involved the involuntary termination of approximately 132 employees, primarily from our Media and TechSolutions divisions, as well as the closure of several of our offices. As a consequence, DoubleClick recorded a $1.4 million charge to operations during the first quarter of 2002 primarily related to payments for severance, and a charge of $7.3 million in the second quarter of 2002 primarily related to future lease costs and other facility related charges.

    In determining the restructuring charge associated with our future lease commitments, DoubleClick engaged a third party real estate firm to provide us with estimates of the future sublease income for our excess and idle space, which also includes an estimate of the time period required to identify new sublessors. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick's facilities are located. In addition, the real estate firm provided estimates of lease termination/buyout fees landlords may charge us to terminate our lease rather than subleasing our idle and excess space. Based upon our review of this information we determine our restructuring charge related to future lease commitments. This information may be updated should market conditions change.

    As of June 30, 2002, approximately $5.7 million and $31.2 million remain accrued in `Accrued expenses and other current liabilities' and `Other long term liabilities', respectively.

    The following table sets forth a summary of the costs and related charges for DoubleClick's 2002 restructuring and the balance of the 2002 and 2001 restructuring reserves established:

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                                                                           FUTURE LEASE
                                                                          COSTS, RELATED
                                                                           ASSET WRITE-
                                                                           OFFS & OTHER
                                                              SEVERANCE     EXIT COSTS      TOTAL
                                                              ---------     ----------      -----
                                                                         (IN THOUSANDS)
2001 Restructuring
    Balance at January 1, 2002..............................   $   915       $48,706       $49,621
    Cash expenditures.......................................      (863)       (6,836)       (7,699)
    Non-cash charges........................................        --        (7,805)       (7,805)
                                                               -------       -------       -------
    Balance at June 30, 2002................................   $    52       $34,065       $34,117
2002 Restructuring
    Restructuring charge....................................   $ 2,076       $ 6,682       $ 8,758
    Cash expenditures.......................................    (1,944)         (428)       (2,372)
    Non-cash charges........................................        --        (3,562)       (3,562)
                                                               -------       -------       -------
    Balance at June 30, 2002................................   $   132       $ 2,692       $ 2,824
                                                               -------       -------       -------
        Total reserve balance at June 30, 2002..............   $   184       $36,757       $36,941
                                                               -------       -------       -------
                                                               -------       -------       -------

NOTE 12 -- SEGMENT REPORTING

    DoubleClick is organized into three segments: Technology, Data and Media. Revenues and gross profit by segment are as follows (in thousands):

                                      THREE MONTHS ENDED JUNE 30, 2002            THREE MONTHS ENDED JUNE 30, 2001
                                  -----------------------------------------   -----------------------------------------
                                  TECHNOLOGY    DATA      MEDIA     TOTAL     TECHNOLOGY    DATA      MEDIA     TOTAL
                                  ----------    ----      -----     -----     ----------    ----      -----     -----
Revenue.........................   $48,010     $17,892   $10,783   $ 76,685    $ 51,796    $19,339   $33,799   $104,934
Intersegment elimination........      (932)       (102)       --     (1,034)     (2,829)      (170)       --     (2,999)
                                   -------     -------   -------   --------    --------    -------   -------   --------
Revenue from external
 customers......................   $47,078     $17,790   $10,783   $ 75,651    $ 48,967    $19,169   $33,799   $101,935
                                   -------     -------   -------   --------    --------    -------   -------   --------
                                   -------     -------   -------   --------    --------    -------   -------   --------
Segment gross profit............   $31,256     $12,730   $ 3,902   $ 47,888    $ 33,142    $12,105   $10,322   $ 55,569
                                   -------     -------   -------   --------    --------    -------   -------   --------
                                   -------     -------   -------   --------    --------    -------   -------   --------
Data commission fee.............                                       (103)                                        (30)
                                                                   --------                                    --------
Consolidated gross profit.......                                   $ 47,785                                    $ 55,539
                                                                   --------                                    --------
                                                                   --------                                    --------

                                       SIX MONTHS ENDED JUNE 30, 2002              SIX MONTHS ENDED JUNE 30, 2001
                                  -----------------------------------------   -----------------------------------------
                                  TECHNOLOGY    DATA      MEDIA     TOTAL     TECHNOLOGY    DATA      MEDIA     TOTAL
                                  ----------    ----      -----     -----     ----------    ----      -----     -----
Revenue.........................   $98,436     $36,110   $27,120   $161,666    $106,716    $37,553   $79,893   $224,162
Intersegment elimination........    (2,194)       (165)       --     (2,359)     (7,139)      (218)       --     (7,357)
                                   -------     -------   -------   --------    --------    -------   -------   --------
Revenue from external
 customers......................   $96,242     $35,945   $27,120   $159,307    $ 99,577    $37,335   $79,893   $216,805
                                   -------     -------   -------   --------    --------    -------   -------   --------
                                   -------     -------   -------   --------    --------    -------   -------   --------
Segment gross profit............   $65,615     $25,413   $ 8,571   $ 99,599    $ 69,890    $23,546   $26,667   $120,103
                                   -------     -------   -------   --------    --------    -------   -------   --------
                                   -------     -------   -------   --------    --------    -------   -------   --------
Data commission fee.............                                       (157)                                        (30)
                                                                   --------                                    --------
Consolidated gross profit.......                                   $ 99,442                                    $120,073
                                                                   --------                                    --------
                                                                   --------                                    --------

NOTE 13 -- COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) was $12.1 million and $(38.8) million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, comprehensive income (loss) was $8.4 million and $(98.9) million, respectively.

NOTE 14 -- CONTINGENCIES

    We are a defendant in 20 lawsuits concerning Internet user privacy and data collection and other business practices in both state and federal court. On March 28, 2001, the federal cases against DoubleClick were dismissed by Judge Buchwald in the Southern District of New York. In conjunction with a proposed settlement, the plaintiffs withdrew their appeal to the Second Circuit Court of Appeals.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

In March 2002, the parties filed a settlement agreement with the federal court that would resolve the federal lawsuits and the state lawsuits in California and Texas, to which the court gave preliminary approval on March 29, 2002. On
March 29, 2002, the parties issued a joint press release outlining the terms of the settlement. The court gave final approval of the settlement at a hearing held on May 21, 2002 and the judge signed a Final Judgment and Order of Dismissal of the actions on May 23, 2002. One person objected to the settlement and filed a notice of appeal of the court's order on June 19, 2002. A briefing schedule has not yet been established by the Second Circuit Court of Appeals. We intend to defend any remaining actions vigorously.

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

    DoubleClick believes that, notwithstanding the quality of defenses available, it is possible that our financial condition and results of operations could be materially adversely affected by the ultimate outcome of the pending litigation. As of June 30, 2002, DoubleClick has recorded a provision of approximately $1.8 million relating to the settlement of the pending privacy lawsuits.

NOTE 15 -- SUBSEQUENT EVENTS

    On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5 million in cash, subject to post-closing adjustments. DoubleClick may also receive an additional $6 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide, Inc. has achieved EBITDA-positive results for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. As a result of this transaction, DoubleClick anticipates recognizing a gain on the sale during the third quarter of 2002.

    During the period July 1, 2002 through August 13, 2002, DoubleClick repurchased approximately $23.4 million aggregate principal amount of its outstanding 4.75% Convertible Subordinated Notes for approximately $19.1 million in cash, inclusive of accrued interest of approximately $0.4 million. DoubleClick wrote off approximately $0.3 million in deferred issuance costs associated with the notes and will recognize a gain of approximately $4.4 million in the third quarter of 2002 as a result of the early retirement of this debt. On August 13, 2002 DoubleClick entered into an agreement to repurchase an additional $41.5 million aggregate principal amount of its outstanding 4.75% Convertible Subordinated Notes for approximately $34.4 million in cash, inclusive of accrued interest of approximately $0.8 million. Upon settlement of this transaction, DoubleClick will write off approximately $0.5 million in deferred issuance costs and will recognize a gain of approximately $7.4 million. The transaction is expected to be completed during August 2002.

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

OVERVIEW

    We are a leading provider of products and services that enable direct marketers, publishers and advertisers to market to consumers in the digital world. Combining technology, data and media expertise, our products and services help our customers optimize their advertising and marketing campaigns on the Internet and through direct mail and other media. We offer a broad range of technology, data and media products and services to our customers to allow them to address many aspects of the digital marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements. Our service and product offerings are grouped into three segments:

     DoubleClick Technology Solutions ('Technology' or 'TechSolutions');

     DoubleClick Data ('Data'); and

     DoubleClick Media ('Media').

BUSINESS TRANSACTIONS

MESSAGEMEDIA

    On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. ('MessageMedia'), a provider of permission-based, email marketing and messaging solutions. DoubleClick acquired all the outstanding shares, options and warrants of MessageMedia in exchange for one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick loaned $2.0 million to MessageMedia to satisfy MessageMedia's operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, of approximately $11.3 million inclusive of approximately $1.6 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date. Approximately $1.9 million of the purchase price has been allocated to customer lists and is being amortized on a straight-line basis over 2 years. DoubleClick has also recorded approximately $24.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and in accordance with SFAS 142, goodwill will be periodically tested for impairment.

    Due to the goodwill acquired in connection with the MessageMedia transaction during 2002, and based upon the current market conditions and operational performance of DoubleClick's email reporting unit, DoubleClick is currently awaiting a third party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit is recoverable. The outcome of this valuation may result in an impairment charge being recorded during the third quarter of 2002.

    The results of operations for MessageMedia have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition.

EUROPEAN MEDIA BUSINESS

    On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick's European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG, or United Internet, AdLINK's largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick's option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003. During the three months ended March 31, 2002 AdLINK did not achieve EBITDA-positive results. AdLINK's results for the three months ended June 30, 2002 are not publicly available as of the date of this filing.

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

@PLAN

    On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock. The approximately $6.1 million value of the 505,739 shares of NetRatings common stock has been determined based on these shares' average market prices, as quoted on the Nasdaq National Market, for the day before and the day the number of shares due to DoubleClick became irrevocably fixed pursuant to its agreements with NetRatings. DoubleClick recognized a gain of approximately $12.3 million on the sale of the @plan research product line during the three months ended June 30, 2002, which has been included in `Gain on sale of businesses, net' in the Consolidated Statements of Operations. DoubleClick's investment in NetRatings is included in `Investments in affiliates' in the Consolidated Balance Sheets.

ABACUS DIRECT EUROPE

    On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database marketing services to the direct marketing industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition. DoubleClick's investment in the joint venture was previously accounted for under the equity method of accounting. DoubleClick acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs. The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition. Approximately $4.6 million has been preliminarily recorded to goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. This goodwill is not tax deductible and in accordance with SFAS 142, goodwill will be periodically tested for impairment. DoubleClick is still awaiting the results of appraisals and certain information regarding certain assets and liabilities we acquired. Any potential adjustment to goodwill, particularly with respect to any acquired intangible assets, will be recorded during the three months ended September 30, 2002.

NORTH AMERICAN MEDIA BUSINESS

    On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. In exchange for the North American Media business, DoubleClick received
4.8 million shares in MaxWorldwide and $5 million in cash, subject to post-closing adjustments. DoubleClick may also receive an additional $6 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide, Inc. has achieved EBITDA-positive results for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. As a result of this transaction, DoubleClick anticipates recognizing a gain on the sale during the third quarter of 2002.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

RESULTS OF OPERATIONS

    Revenue and gross profit by segment are as follows (in thousands):

                                THREE MONTHS ENDED JUNE 30, 2002           THREE MONTHS ENDED JUNE 30, 2001
                            ----------------------------------------   -----------------------------------------
                            TECHNOLOGY    DATA      MEDIA     TOTAL    TECHNOLOGY    DATA      MEDIA     TOTAL
                            ----------    ----      -----     -----    ----------    ----      -----     -----
Revenue...................   $48,010     $17,892   $10,783   $76,685    $51,796     $19,339   $33,799   $104,934
Intersegment
  elimination.............      (932)       (102)       --    (1,034)    (2,829)       (170)       --     (2,999)
                             -------     -------   -------   -------    -------     -------   -------   --------
Revenue from external
  customers...............   $47,078     $17,790   $10,783   $75,651    $48,967     $19,169   $33,799   $101,935
                             -------     -------   -------   -------    -------     -------   -------   --------
                             -------     -------   -------   -------    -------     -------   -------   --------
Segment gross profit......   $31,256     $12,730   $ 3,902   $47,888    $33,142     $12,105   $10,322   $ 55,569
                             -------     -------   -------   -------    -------     -------   -------   --------
                             -------     -------   -------   -------    -------     -------   -------   --------
Data commission fee.......                                      (103)                                        (30)
                                                             -------                                    --------
Consolidated gross
  profit..................                                   $47,785                                    $ 55,539
                                                             -------                                    --------
                                                             -------                                    --------

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue is derived primarily from sales of our ad management products and services, including our DART for Publishers Service, our DART Enterprise ad serving software solution, our DART for Advertisers Service and our email technology products and services. DoubleClick TechSolutions cost of revenue includes costs associated with the delivery of our advertisements and our email product offerings, including Internet access costs, depreciation of the ad and email delivery systems, facility- and personnel-related costs incurred to operate and support our ad and email delivery products.

    DoubleClick TechSolutions revenue decreased 7.3% to $48.0 million for the three months ended June 30, 2002 from $51.8 million for the three months ended June 30, 2001. DoubleClick TechSolutions gross margin was 65.1% for the three months ended June 30, 2002 and 63.9% for the three months ended June 30, 2001. The decrease in DoubleClick TechSolutions revenue was primarily attributable to increased levels of price competition, partially offset by a favorable shift in product mix and acquisition-related growth in our email business associated with our purchase of MessageMedia. The increase in gross margin was primarily attributable to the reduction in depreciation expense resulting from the extension of the useful life of our ad delivery hardware and software from three to four years to recognize depreciation expense over the remaining time that the assets are expected to be in service. In addition, we renegotiated many of our contracts with our Internet service providers, which also contributed to the increase in gross margin.

    In response to general economic conditions, many companies have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending and increased the overall level of pricing pressure we face. As a result of these trends we anticipate decreases in both the absolute dollar amount of DoubleClick TechSolutions revenue and gross profit in the third quarter of 2002.

DOUBLECLICK DATA

    DoubleClick Data revenue has historically been derived primarily from its Abacus division, which provides services such as prospecting lists, housefile scoring and list optimization to the direct marketing industries. Following the acquisition of @plan in February 2001, we created a separate research division within DoubleClick Data designed to offer market research analysis tools that provide advertisers, brand marketers and e-businesses with analyses of online advertising campaigns, consumer behavior and purchasing patterns. Research revenue was derived primarily from the sale of annual subscriptions to its market research systems. DoubleClick Data cost of revenue includes expenses associated with creating, maintaining and updating the Abacus and research databases as well as the technical infrastructure to produce our products and services.

    DoubleClick Data revenue decreased 7.5% to $17.9 million during the three months ended June 30, 2002 from $19.3 million for the three months ended
June 30, 2001. Gross margin increased from 62.7% for the three months ended
June 30, 2001 to 71.1% for the three months ended June 30, 2002. On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock, valued at approximately $6.1 million. Revenue recognized by the @plan research product line was approximately $0.8 million and approximately $3.5 million for the three months ended June 30, 2002 and 2001, respectively. Gross profits recognized by the @plan research product line was approximately $0.5 million and $1.9 million for the three months ended June 30, 2002 and 2001, respectively.

    Overall, DoubleClick Data's results represent a slight increase in revenues generated by our Abacus division, which was offset by the loss of revenue from the sale of the @plan research product line. The increase in gross margin was primarily attributable to the reduction in data costs and depreciation expense on production equipment and a decrease in consulting and survey fees, in addition to growing revenues from the Abacus division. DoubleClick expects third quarter revenue and gross profit for DoubleClick Data to increase significantly compared to the three months ended June 30, 2002 as the third quarter is normally Abacus' busiest season as mailers commence their Fall campaigns.

    On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database marketing services to the direct marketing industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition.

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

    Revenue for DoubleClick Media decreased 68.1% to $10.8 million for the three months ended June 30, 2002 from $33.8 million for the three months ended
June 30, 2001. DoubleClick Media gross margin was 36.2% for the three months ended June 30, 2002 and 30.5% for the three months ended June 30, 2001. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending mentioned above. DoubleClick Media's revenues also decreased as a result of the sale of its European Media business. On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions. Revenue recognized by the European Media business prior to its sale was $7.2 million for the three months ended June 30, 2001. Excluding its European Media business, DoubleClick Media revenues would have been approximately $26.6 million for the three months ended June 30, 2001.

    On March 11, 2002, DoubleClick completed the sale of its email List Services division to infoUSA, Inc. Revenue recognized for the email List Services division during the three months ended June 30, 2001 was approximately $2.3 million.

    DoubleClick Media revenue also decreased due to the departure of the AltaVista Web site from the DoubleClick network. DoubleClick Media revenue for the three months ended June 30, 2001 included approximately $2.2 million or 6.5% of revenue for advertising impressions delivered to users of the AltaVista Web site. No such revenue was recognized in DoubleClick Media's results during the three months ended June 30, 2002.

    DoubleClick Media gross margin increased primarily due to a reduction in the cost of ad delivery and technology support provided by DoubleClick TechSolutions, the recovery of technology support fees from certain non-exclusive sites and lower average site compensation fees remitted to publishers. Excluding DoubleClick Media's European business, DoubleClick Media's gross profit would have been approximately $7.6 million for the three months ended June 30, 2001.

    On July 10, 2002, DoubleClick completed the sale of the North American Media business to L90, Inc., which was renamed MaxWorldwide, Inc. As a result of the sale of the North American Media business, DoubleClick anticipates a significant decrease in absolute dollar amounts of both revenues and gross profits in the third quarter of 2002 and for the foreseeable future. Revenue recognized by the North American Media business was approximately $8.0 million and $20.7 million for the three months ended June 30, 2002 and 2001, respectively. Gross profits recognized by the North American Media business was approximately $3.3 million and $6.8 million for the three months ended June 30, 2002 and 2001, respectively.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $25.6 million or 33.9% of revenue for the three months ended June 30, 2002, and $52.2 million or 51.2% of revenue for the three months ended June 30, 2001. The $26.6 million decrease in sales and marketing expense was primarily attributable to a $10.5 million decrease in non-cash compensation associated with the contingent consideration paid to the former shareholders of DoubleClick Scandinavia in the three months ended
June 30, 2001, and a $9.0 million decrease in compensation and related benefits and sales commissions due to reductions in headcount associated with our restructuring activities. Sales and marketing expenses also decreased as a result of an approximately $2.8 million reduction in marketing expenditures, and an approximately $1.4 million reduction in travel and entertainment expenses associated with the reduced headcount. In addition, professional fees decreased $0.9 million. These decreases are commensurate with the decline in our revenues and the level of business activity. We expect the absolute dollar amount of sales and marketing expenses to remain relatively consistent, but to increase as a percentage of revenues in third quarter of 2002 due to anticipated lower revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $12.1 million or 15.9% of revenue for the three months ended June 30, 2002, and $16.8 million or 16.5% of revenue for the three months ended June 30, 2001. The $4.7 million decrease in general and administrative expense was primarily the result of overall reductions in professional services fees of $2.5 million and decreases in personnel-related costs of $1.6 million. Decreased professional services fees resulted from a decrease in legal fees and a reduction in consulting fees associated with system conversion and integration. Personnel-related costs declined commensurate with the headcount reductions undertaken as part of our restructuring activities. We expect the absolute dollar amount of general and administrative expenses to remain relatively consistent but to increase as a percentage of revenues in the third quarter of 2002 due to anticipated lower revenues.

PRODUCT DEVELOPMENT

    Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. Product development expenses were $10.4 million or 13.8% of revenue for the three months ended June 30, 2002, and $14.5 million or 14.2% of revenue for the three months ended June 30, 2001. The $4.1 million decrease in product development expenses was primarily the result of decreases in compensation and related benefits for product development personnel of $5.0 million, resulting from the headcount reduction in connection with our restructuring activities, offset by an increase in computer related expenses of $0.5 million. Although we will continue to concentrate on the efficient allocation of our resources we believe that ongoing investment in product development is critical to the attainment of our strategic objectives. We expect the absolute dollar amount of product development expenses to remain relatively consistent but to increase as a percentage of revenues during the third quarter of 2002 due to anticipated lower revenues.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $3.0 million for the three months ended June 30, 2002 and $2.1 million for the three months ended June 30, 2001. The increase was primarily the result of the amortization of customer lists acquired in various business combinations.

AMORTIZATION OF GOODWILL

    In accordance with SFAS 142, goodwill is no longer amortized as of January 1, 2002 but is periodically tested for impairment. Amortization of goodwill was approximately $13.2 million for the three months ended June 30, 2001 and primarily related to the goodwill associated with our business combinations with @plan, Flashbase, FloNetwork, DoubleClick Scandinavia, and DoubleClick Japan.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisition of FloNetwork in April 2001, $1.3 million of the purchase price was allocated to in-process research and development projects and charged to operations as the projects had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses.

    We incurred no such charges for the three months ended June 30, 2002.

RESTRUCTURING CHARGE

    During the three months ended June 30, 2002, our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. As a result, DoubleClick recorded a restructuring charge totaling approximately $7.3 million. This charge included estimated costs of approximately $6.5 million for the write-off of fixed assets, accrual of future lease costs, net of estimated sublease income and deferred rent, as well as approximately $0.8 million in additional severance charges related to the involuntary termination of approximately 72 employees.

    In determining the restructuring charge associated with our future lease commitments, DoubleClick engaged a third party real estate firm to provide us with estimates of the future sublease income for our excess and idle space, which also includes an estimate of the time period required to identify new sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick's facilities are located. In addition, the real estate firm provided estimates of lease termination/buyout fees landlords may charge us to terminate our lease rather than subleasing our idle and excess space. Based upon our review of this information we determine our restructuring charge related to future lease commitments. This information may be updated should market conditions change.

    DoubleClick expects to eliminate certain operating expenses totaling approximately $6.0 million on an annualized basis, primarily relating to personnel- and facility-related expenses, as a result of the restructuring initiatives undertaken during the three months ended June 30, 2002. A majority of these reductions are expected to primarily impact sales and marketing expenses. DoubleClick will begin to recognize the full effect of these cost savings in the third quarter of 2002.

    We are continuing to review our operational performance and may incur additional restructuring charges in the third quarter of 2002, principally related to further headcount reductions and facility consolidations.

    During the quarter ended June 30, 2001, DoubleClick recorded approximately $1.6 million in restructuring provisions, including estimated costs of approximately $0.2 million for severance costs associated with a work force reduction of 15 employees, approximately $0.6 million in additional fixed asset write-offs, approximately $0.4 million in consulting and professional fees related to the restructuring activities and approximately $0.4 million in personnel-related costs associated with the decision to move the TechSolutions customer support department from New York to Colorado.

LOSS FROM OPERATIONS

    Our operating loss was $10.7 million for the three months ended June 30, 2002 and $46.2 million for the three months ended June 30, 2001. The decrease in our operating loss of $35.5 million is primarily attributable to the decrease in our sales and marketing expenses of $26.6 million, a decrease in goodwill amortization of $13.2 million, and a decrease in other operating expenses of approximately $10.1 million as a result of our restructuring activities and other cost cutting initiatives during 2001. This was partially offset by a decrease in gross profits of approximately $7.8 million, an increase in amortization of intangibles of approximately $0.9 million, and an increase in the restructuring charge of $5.7 million. We continue to manage our operations with a focus on productivity and manage our headcount accordingly, but we may incur future losses from operations.

EQUITY IN INCOME (LOSSES) OF AFFILIATES

    Equity in income (losses) of affiliates was approximately $0.2 million for the three months ended June 30, 2002 and ($0.9) million for the three months ended June 30, 2001. For the three months ended June 30, 2002, equity in income (losses) of affiliates was attributed entirely to DoubleClick's 50% interest in the Abacus Direct Europe joint venture. Since the June 26, 2002 acquisition of the remaining 50% interest that DoubleClick did not previously own, the results of operations of Abacus Direct Europe have been consolidated into DoubleClick's operations. The increase in our equity in income of affiliates was primarily a result of our investment in ValueClick being accounted for as a marketable security during the three months ended June 30, 2002. As a result of the cumulative dilutive effects of ValueClick's issuance of stock in connection with business combinations consummated during 2001, DoubleClick's ownership interest had been reduced to 15.2% as of December 31, 2001. Additional business combinations consummated by ValueClick during 2002 have further reduced DoubleClick's ownership interest to approximately 8%. DoubleClick does not believe that it is able to exercise significant influence over its investment in ValueClick and accordingly, DoubleClick no longer records its proportionate share of ValueClick's results but instead carries this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

GAIN ON EQUITY TRANSACTIONS OF AFFILIATES, NET

    For the three months ended June 30, 2001, we recognized a gain of approximately $7.2 million from the initial public offering of our consolidated subsidiary DoubleClick Japan, which was partially offset by a loss of approximately $1.5 million related to the decrease in value of our proportionate share of the net assets of ValueClick following its consummation of a business combination with Z Media, Inc.

    There was no such activity for the three months ended June 30, 2002.

INTEREST AND OTHER, NET

    Interest and other, net was $2.8 million for the three months ended
June 30, 2002 and $3.2 million for the three months ended June 30, 2001. Interest and other, net included $6.5 million in interest income for the three months ended June 30, 2002, partially offset by $3.1 million of interest expense and $0.7 million in unrealized losses on foreign exchange transactions. For the three months ended June 30, 2001, interest and other, net included $11.5 million of interest income, partially offset by $3.3 million of interest expense and a $4.5 million impairment charge related to the write-off of our investment in our cost-method investee Return Path. The decrease in interest income was primarily attributable to decreases in average investment yields due to declines in interest rates, offset by an increase in the average quarterly balances of our investments in marketable securities. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rate of our investments.

    During the period July 1, 2002 through August 13, 2002, DoubleClick repurchased approximately $23.4 million aggregate principal amount of its outstanding 4.75% Convertible Subordinated Notes for approximately $19.1 million in cash, inclusive of accrued interest of approximately $0.4 million. DoubleClick wrote off approximately $0.3 million in deferred issuance costs associated with the notes and will recognize a gain of approximately
$4.4 million in the third quarter of 2002 as a result of the early retirement of this debt. On August 13, 2002, DoubleClick entered into an agreement to repurchase an additional $41.5 million aggregate principal amount of its outstanding 4.75% Convertible Subordinated Notes for approximately
$34.4 million in cash, inclusive of accrued interest of approximately
$0.8 million. Upon settlement of this transaction, DoubleClick will write off approximately $0.5 million in deferred issuance costs and will recognize a gain of approximately $7.4 million. The transaction is expected to be completed in August 2002.

PROVISION FOR INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the three months ended June 30, 2002 and 2001 primarily relates to corporate income taxes on the earnings of some of our foreign subsidiaries.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

    Revenue and gross profit by segment are as follows (in thousands):

                                SIX MONTHS ENDED JUNE 30, 2002              SIX MONTHS ENDED JUNE 30, 2001
                           -----------------------------------------   -----------------------------------------
                           TECHNOLOGY    DATA      MEDIA     TOTAL     TECHNOLOGY    DATA      MEDIA     TOTAL
                           ----------    ----      -----     -----     ----------    ----      -----     -----
Revenue..................   $98,436     $36,110   $27,120   $161,666    $106,716    $37,553   $79,893   $224,162
Intersegment
  elimination............    (2,194)       (165)       --     (2,359)     (7,139)      (218)       --     (7,357)
                            -------     -------   -------   --------    --------    -------   -------   --------
Revenue from external
  customers..............   $96,242     $35,945   $27,120   $159,307    $ 99,577    $37,335   $79,893   $216,805
                            -------     -------   -------   --------    --------    -------   -------   --------
                            -------     -------   -------   --------    --------    -------   -------   --------
Segment gross profit.....   $65,615     $25,413   $ 8,571   $ 99,599    $ 69,890    $23,546   $26,667   $120,103
                            -------     -------   -------   --------    --------    -------   -------   --------
                            -------     -------   -------   --------    --------    -------   -------   --------
Data commission fee......                                       (157)                                        (30)
                                                            --------                                    --------
Consolidated gross
  profit.................                                   $ 99,442                                    $120,073
                                                            --------                                    --------
                                                            --------                                    --------

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue decreased 7.8% to $98.4 million for the six months ended June 30, 2002 from $106.7 million for the six months ended
June 30, 2001. DoubleClick TechSolutions gross margin was 66.7% for the six months ended June 30, 2002 and 65.5% for the six months ended June 30, 2001. The decrease in DoubleClick TechSolutions revenue was primarily attributable to increased levels of price competition and overall decreases in the volumes of impressions delivered to customers. This was slightly offset by a favorable shift in product mix and acquisition-related growth in our email business associated with our purchases of FloNetwork and MessageMedia. The decrease in TechSolutions revenues reflected in large part the decline in overall online advertising spending. The increase in gross margin was primarily attributable to the reduction in depreciation expense resulting from the extension of the useful life of our ad delivery hardware and software from three to four years to recognize depreciation expense over the remaining time that the assets are expected to be in service. In addition, we renegotiated many of our contracts with our Internet service providers, which also contributed to the increase in gross margin.

    In response to general economic conditions, many companies have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending and increased the overall level of pricing pressure we face. As a result of these trends, we anticipate decreases in both the absolute dollar amount of DoubleClick TechSolutions revenues and gross profit during the third quarter of 2002.

DOUBLECLICK DATA

    DoubleClick Data revenue decreased 3.8% to $36.1 million for the six months ended June 30, 2002 from $37.6 million for the six months ended June 30, 2001. Gross margin increased from 62.5% for the six months ended June 30, 2001 to 70.4% for the six months ended June 30, 2002. The decrease in DoubleClick Data revenue reflected the impact of the sale of the @plan research product line in May 2002 offset by higher average prices in the Abacus business and continued growth in Abacus' B2B alliance, prospecting list services and customer housefile scoring initiatives. The increase in gross margin was due primarily to lower costs associated with DoubleClick Data's data collection and amortization of acquired email lists.

DOUBLECLICK MEDIA

    Revenue for DoubleClick Media decreased 66.1% to $27.1 million for the six months ended June 30, 2002 from $79.9 million for the six months ended June 30, 2001. DoubleClick Media's gross margin was 31.6% for the six months ended
June 30, 2002 and 33.4% for the six months ended June 30, 2001. The decrease in DoubleClick Media revenue reflected the sale of its European Media business. On January 28, 2002, DoubleClick completed the sale of the European Media business to AdLINK Internet Media AG. Revenues also decreased due to the decline in overall online advertising spending mentioned above. For the six months ended June 30, 2002 and 2001, revenues derived by the European Media business were $1.1 million and $17.4 million, respectively. Excluding the European Media business, DoubleClick Media revenues would have been $26.0 and $62.5 million for the six months ended June 30, 2002 and 2001, respectively.

    DoubleClick Media revenue also decreased due to the departure of the AltaVista Web site from the DoubleClick network. DoubleClick Media revenue for the six months ended June 30, 2001 included approximately $7.9 million, or 9.9% of revenue for advertising impressions delivered to users of the AltaVista Web site. No such revenue was recognized in DoubleClick Media's results during the six months ended June 30, 2002.

    Gross margin decreased due to increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions. This decrease was partially offset by lower average site fees remitted to publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions.

    On July 10, 2002, DoubleClick completed the sale of the North American Media business to L90, Inc., which was renamed MaxWorldwide, Inc. As a result of the sale of the North American Media business, DoubleClick anticipates a significant decrease in absolute dollar amounts of both revenues and gross profits in the third quarter of 2002 and for the foreseeable future. Revenue recognized by the North American Media business was approximately $17.4 million and $49.8 million for the six months ended June 30, 2002 and 2001, respectively. Gross profits recognized by the North American Media business was approximately $6.4 million and $18.4 million for the six months ended June 30, 2002 and 2001, respectively.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $55.5 million or 34.8% of revenue for the six months ended June 30, 2002, and $107.4 million or 49.5% of revenue for the six months ended June 30, 2001. The decrease in the absolute dollar amount of sales and marketing expense was primarily attributable to reductions in personnel-related costs of $18.8 million, non-cash compensation paid to former shareholders of DoubleClick Scandinavia of $15.2 million and marketing expenditures of $5.1 million, as well as reductions in travel and entertainment expenses of $3.5 million and rent and utilities of $3.1 million. We expect the absolute dollar amount of sales and marketing expenses to remain relatively consistent, but to increase as a percentage of revenues in third quarter of 2002 due to anticipated lower revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $24.1 million or 15.1% of revenue for the six months ended June 30, 2002, and $36.4 million or 16.8% of revenue for the six months ended June 30, 2001. The decrease in general and administrative expense was primarily the result of overall reductions in professional services fees, personnel-related costs and rent and utilities. Decreased professional services fees resulted in part from a reduction in legal fees as well as a reduction in consulting fees associated with tighter cost controls in place. We expect the absolute dollar amount of general and administrative expenses to remain relatively consistent but to increase as a percentage of revenues in the third quarter of 2002 due to anticipated lower revenues.

PRODUCT DEVELOPMENT

    Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. Product development expenses were $21.3 million or 13.4% of revenue for the six months ended June 30, 2002, and $28.4 million or 13.1% of revenues for the six months ended June 30, 2001. The decrease in product development expenses were primarily the result of reductions in compensation and related benefits for product development personnel and professional fees. Although we will continue to concentrate on the efficient allocation of our resources, we believe that on-going investment in product development is critical to the attainment of our strategic objectives. We expect the absolute dollar amount of product development expenses to remain relatively consistent but to increase as a percentage of revenues during the third quarter of 2002 due to anticipated lower revenues.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets consists primarily of customer lists and patents. Amortization expense was $6.2 million for the six months ended
June 30, 2002 and $4.0 million for the six months ended June 30, 2001. The increase was primarily the result of the amortization of customer lists acquired in various business combinations.

AMORTIZATION OF GOODWILL

    In accordance with SFAS 142, goodwill is no longer amortized as of January 1, 2002 but is periodically tested for impairment. Amortization of goodwill was approximately $21.9 million for the six months ended June 30, 2001 related to business combinations with @plan, Flashbase, FloNetwork, DoubleClick Scandinavia, and DoubleClick Japan.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisition of FloNetwork in April 2001, $1.3 million of the purchase price was allocated to in-process research and development projects and charged to operations as the projects had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses.

    We recognized no such charges during the six months ended June 30, 2002.

RESTRUCTURING CHARGE

    In the first half of 2002, our management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 132 employees, primarily from our Media and TechSolutions operations, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded an $8.8 million charge to operations during the first half of 2002. This charge included approximately $2.1 million for severance-related payments to terminated employees, and approximately $6.7 million for the write-off of fixed assets, the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded) and other exit charges.

    In determining the restructuring charge associated with our future lease commitments, DoubleClick engaged a third party real estate firm to provide us with estimates of the future sublease income for our excess and idle space, which also includes an estimate of the time period required to identify new sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick's facilities are located. In addition, the real estate firm provided estimates of lease termination/buyout fees landlords may charge us to terminate our lease rather than subleasing our idle and excess space. Based upon our review of this information we determine our restructuring charge related to future lease commitments. This information may be updated should market conditions change.

    DoubleClick expects to eliminate certain operating expenses totaling approximately $11.0 million on an annualized basis, primarily related to personnel- and facility-related expenses, as a result of the restructuring initiatives undertaken during the first six months of 2002. A majority of these reductions are expected to primarily impact sales and marketing expenses. DoubleClick will begin to recognize the full effect of these cost savings in the third quarter of 2002.

    We are continuing to review our operational performance and may incur additional restructuring charges in the third quarter of 2002, principally related to further headcount reductions and facility consolidations.

    During the six months ended June 30, 2001, a separate restructuring initiative resulted in the involuntary terminations of approximately 245 employees, primarily from our Media operations, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded a $30.7 million charge to operations during the first half of 2001. This charge included approximately $3.8 million for severance-related payments to terminated employees, approximately $9.3 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $15.8 for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $1.7 million in other exit costs, which included consulting and professional fees related to the restructuring activities and expenses associated with the decision to move the DoubleClick TechSolutions customer support department from New York to Colorado.

LOSS FROM OPERATIONS

    Our operating loss was $16.3 million for the six months ended June 30, 2002 and $110.1 million for the six months ended June 30, 2001. The decrease in our operating loss of $93.7 million is primarily attributable to the decrease in our sales and marketing expenses of $51.9 million, a decrease in goodwill amortization of $21.9 million, a decrease in restructuring charges of $21.9 million, a decrease in general and administrative expenses of $12.3 million, and a decrease in other operating expenses of $8.4 million as a result of our restructuring activities and other cost cutting initiatives during 2001. This was partially offset by a decrease in gross profits of approximately $20.6 million, and an increase in amortization of intangibles of approximately $2.1 million. We continue to manage our operations with a focus on productivity and manage our headcount accordingly, but we may incur future losses from operations.

EQUITY IN INCOME (LOSSES) OF AFFILIATES

    Equity in income (losses) of affiliates was $0.2 million for the six months ended June 30, 2002 and ($2.0) million for the six months ended June 30, 2001. For the six months ended June 30, 2002, equity in income (losses) of affiliates was attributed entirely to DoubleClick's 50% interest in the Abacus Direct Europe joint venture. Since the June 26, 2002 acquisition of the remaining 50% interest that DoubleClick did not previously own, the results of operations of Abacus Direct Europe have been consolidated into DoubleClick's operations. The increase in equity in losses of affiliates was primarily the result of our investment in ValueClick being accounted for as a marketable security during the six months ended June 30, 2002. As a result of the cumulative dilutive effects of ValueClick's issuance of stock in connection with business combinations consummated during 2001, DoubleClick's ownership interest had been reduced to 15.2% as of December 31, 2001. Additional business combinations consummated by ValueClick during 2002 have further reduced DoubleClick's ownership interest to approximately 8%. DoubleClick does not believe that it is able to exercise significant influence over its investment in ValueClick and accordingly, DoubleClick no longer records its proportionate share of ValueClick's results but instead carries this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

GAIN ON EQUITY TRANSACTIONS OF AFFILIATES, NET

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

    We recognized no such gains or losses during the six months ended June 30, 2002.

INTEREST AND OTHER, NET

    Interest and other, net was $6.2 million for the six months ended June 30, 2002 and $11.9 million for the six months ended June 30, 2001. Interest and other, net included $14.1 million of interest income for the six months ended June 30, 2002, partially offset by $6.0 million in interest expense. For the six months ended June 30, 2001, Interest and other, net included $24.5 million in interest income, $6.5 million in interest expense, and a $4.5 million impairment charge related to the write-off of our investment in our cost-method investee Return Path. The decrease in interest income was primarily attributable to decreases in average investment yields due to declines in interest rates, offset by increases in the average quarterly balances of our investments in marketable securities. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rates of our investments.

    During the period July 1, 2002 through August 13, 2002, DoubleClick repurchased approximately $23.4 million aggregate principal amount of its outstanding 4.75% Convertible Subordinated Notes for approximately $19.1 million in cash, inclusive of accrued interest of approximately $0.4 million. DoubleClick wrote off approximately $0.3 million in deferred issuance costs associated with the notes and will recognize a gain of approximately
$4.4 million in the third quarter of 2002 as a result of the early retirement of this debt. On August 13, 2002 DoubleClick entered into an agreement to repurchase an additional $41.5 million aggregate principal amount of its outstanding 4.75% Convertible Subordinated Notes for approximately
$34.4 million in cash, inclusive of accrued interest of approximately
$0.8 million. Upon settlement of this transaction, DoubleClick will write off approximately $0.5 million in deferred issuance costs and will recognize a gain of approximately $7.4 million. This transaction is expected to be completed during August 2002.

PROVISION FOR INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the six months ended June 30, 2002 primarily relates to an approximately $1.5 million tax provision associated with the sale of our European Media business, approximately $1.0 million of corporate income taxes on the earnings of certain of our foreign subsidiaries, and $0.7 million of state and local taxes. For the six months ended June 30, 2001, the provision for income taxes primarily relates to corporate income taxes on the earnings of certain of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

    Operating activities generated $17.9 million for the six months ended
June 30, 2002 and used $7.8 million for the six months ended June 30, 2001. Cash provided by operating activities for the six months ended June 30, 2002 resulted primarily from our net loss adjusted for non-cash items, and decreases in accounts receivable, prepaid expenses and other assets, offset by decreases in accounts payable, accrued expenses and other current liabilities. Cash used in operating activities for the six months ended June 30, 2001 resulted primarily from our net loss adjusted for non-cash items, and decreases in accounts receivable, offset by increases in prepaid expenses and other current assets and decreases in accounts payable, accrued expenses, other liabilities, and deferred revenue.

    Investing activities used $5.9 million and $15.3 million for the six months ended June 30, 2002 and 2001, respectively. Cash used in investing activities for the six months ended June 30, 2002 resulted primarily from the net purchases of some of our investments in marketable securities, cash paid for the purchase of equipment and the acquisition of businesses and intangible assets, which were partially offset by proceeds received from the sale of the @plan research product line and email List Services division. Cash used in investing activities for the six months ended June 30, 2001 resulted primarily from the purchase of equipment and the acquisition of businesses and intangible assets, which was partially offset by the net maturity of some of our investments in marketable securities.

    Net cash used in financing activities was $9.7 million for the six months ended June 30, 2002 and net cash provided by financing activities was $31.2 million for the six months ended June 30, 2001. Net cash used in financing activities resulted primarily from payments of notes and capital lease obligations offset by proceeds from the issuance of common stock in connection with our employee stock purchase and stock option plans. Cash provided by financing activities for the six months ended June 30, 2001 resulted primarily from the initial public offering of common stock of our consolidated subsidiary, DoubleClick Japan, and the proceeds from the exercise of stock options offset by payments under capital lease obligations.

    As of June 30, 2002, we had $107.1 million of cash and cash equivalents, $641.2 million in investments in marketable securities and $19.2 million in restricted cash. As of June 30, 2002, our principal commitments consisted of our Convertible Subordinated Notes and our obligations under operating and capital leases. Although we have no material commitments for capital expenditures, we continue to anticipate that our capital expenditures and lease commitments will be a material use of our cash resources consistent with the levels of our operations, infrastructure and personnel.

    We believe that our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of June 30, 2002, our investments in marketable securities had a weighted average time to maturity of 386 days.

    The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of June 30, 2002.

                                                            TIME TO MATURITY
                                                   -----------------------------------
                                                   ONE YEAR      ONE TO       TWO TO
                                                   OR LESS      TWO YEARS   FOUR YEARS   FAIR VALUE
                                                   -------      ---------   ----------   ----------
                                                                    (IN THOUSANDS)
ASSETS:
Cash and cash equivalents........................  $107,096           --           --     $107,096
Average interest rate............................      0.99%
Fixed-rate investments in marketable
  securities.....................................  $284,740     $329,663     $ 26,765     $641,168
Average interest rate............................      4.44%        3.34%        3.52%
Restricted cash..................................  $ 16,990     $  2,220           --     $ 19,210
Average interest rate............................      2.08%        2.71%

LIABILITIES:
Convertible subordinated notes...................        --           --     $219,700     $181,633
Average interest rate............................                                4.75%

    We did not hold derivative financial instruments as of June 30, 2002 and have not held these instruments in the past.

FOREIGN CURRENCY RISK

    We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than the functional currency of DoubleClick and its subsidiaries. The effect of foreign exchange rate fluctuations on operations resulted in net realized and unrealized losses of $0.9 million and $1.1 million for the three and six months ended June 30, 2002, respectively, principally as a result of the weakening of the U.S. dollar and its impact upon our U.S. dollar denominated deposits held by our international subsidiaries.

    To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2002, we had $41.4 million in cash and cash equivalents denominated in foreign currencies.

    Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

EQUITY RISK

    The Company holds investments in equity instruments of public companies received as a result of certain business transactions, including shares held in ValueClick, Inc., NetRatings, Inc., and AdLINK Internet Media AG. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value. The following represents the cost basis and fair market value of these investments, which are included in `Investment in affiliates' on the accompanying Consolidated Balance Sheets.

                                                           AS OF JUNE 30, 2002
                                                         ------------------------
                                                                      FAIR MARKET
                                                         COST BASIS      VALUE
                                                         ----------      -----
ValueClick, Inc. ......................................    16,608       25,527
NetRatings, Inc. ......................................     6,135        4,628
AdLINK Internet Media AG...............................     8,343        3,659

    Certain of DoubleClick's investments have suffered a decrease in value as a result of recent market volatility, however DoubleClick does not believe these decreases to be other than temporary due to the short duration of the decline. We continually evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent declining stock prices, general economic and company-specific evaluations. In the event of a determination that a decline in market value is other than temporary, a charge to earnings is recorded for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

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

     ability to achieve historical or anticipated revenue growth rates;

     ability to manage our operations;

     competition;

     attracting, retaining and motivating qualified personnel;

     maintaining our current and developing new, strategic relationships with Web publishers, advertisers, advertising agencies and direct marketers;

     ability to anticipate and adapt to the changing Internet advertising and direct marketing industries; and

     ability to develop and introduce new products and services, and continue to develop and upgrade technology.

    We also depend on the use of the Internet for advertising and as a communications medium, the demand for advertising services in general, and on general economic and industry conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. If we are unsuccessful in addressing these risks, our revenues may decline or may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES.

    We have incurred net losses each year since inception, including net losses of $265.8 million, $156.0 million and $55.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. We incurred a net loss of approximately $2.0 million for the six months ended June 30, 2002 and as of June 30, 2002, our accumulated deficit was $550.5 million. We have not achieved profitability on an annual basis and expect to incur operating losses in the future. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

    We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenue from products and services we provide to Web publishers, advertisers, direct marketers and advertising agencies. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been characterized in the last couple of years by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from customers and the reduction of marketing and advertising budgets, especially for online advertising. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased. We cannot assure you that further reductions will not occur.

    The revenue outlook for DoubleClick TechSolutions is adversely affected by an environment where the supply of advertising inventory exceeds advertisers' demand. Under these circumstances, Web publishers tend to remove ad space from their Web sites in an effort to correct the supply-demand imbalance; other publishers may cut back on their Web presence or go out of business. Faced with smaller budgets, advertisers and advertising agencies purchase less advertising inventory and tend not to invest as much in Internet advertising. Consequently, the number of ad impressions delivered by DoubleClick TechSolutions may decline or fail to grow, which would adversely affect our revenues.

    DoubleClick Data, which provides services to direct marketers, may face similar pressures. Direct marketers may respond to economic downturns by reducing the number of catalogs mailed, thereby possibly reducing the demand for DoubleClick Data's services. If direct marketing activities fail to grow or decline our revenues could be adversely affected.

    We cannot assure you that further reductions in advertising spending will not occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase, or not decrease, from current levels. A continued decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities or increase the time it takes to close a sale with a customer. As a result, our revenues from advertisements and advertising services may decline significantly in any given period.

WE DO NOT OFTEN MAINTAIN LONG-TERM AGREEMENTS WITH OUR CUSTOMERS AND MAY BE UNABLE TO RETAIN CUSTOMERS, ATTRACT NEW CUSTOMERS OR REPLACE DEPARTING CUSTOMERS WITH CUSTOMERS THAT CAN PROVIDE COMPARABLE REVENUES.

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

MANY OF OUR CUSTOMERS CONTINUE TO EXPERIENCE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Some of our customers have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to advertising in general and our offerings in particular. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment does not improve, our business, results of operations and financial condition could be materially adversely affected.

INDUSTRY SHIFTS, CONTINUING EXPANSION OF OUR PRODUCTS AND SERVICES AND OTHER CHANGES MAY STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND INFORMATION SYSTEM RESOURCES.

    In recent years, we have had to respond to significant changes in our industry. As a result, we have experienced industry shifts, continuing expansion of product and service offerings and other changes that have increased the complexity of our business and placed considerable demands on our managerial, operational and financial resources. We continue to increase the scope of our product and service offerings both domestically and internationally and to deploy our resources in accordance with changing business conditions and opportunities. To continue to successfully implement our business plan in our changing industry requires effective planning and management processes. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and will need to continue to train and manage our workforce. We cannot assure you that management will be effective in attracting and retaining qualified personnel, integrating acquired businesses or otherwise responding to new business conditions. We also cannot assure you that our information systems, procedures or policies will be adequate to support our operations or that our management will be able to achieve the execution necessary to offer our products and services and implement our business plan successfully. Our inability to effectively respond to these challenges could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS MODEL IS UNPROVEN, AND WE MAY NOT BE ABLE TO GENERATE PROFITS FROM MANY OF OUR PRODUCTS AND SERVICES.

    A significant part of our business model is to generate revenue by providing digital marketing products and services to advertisers, advertising agencies, Web publishers and direct marketers. The profit potential for our business model has not yet been proven, and we have not yet achieved full-year profitability. The profitability of our business model is subject to external and internal factors. Any single factor or combination of factors could limit the profit potential, long term and short term, of our business model.

    Like other businesses in the advertising and marketing sector, our revenue outlook is sensitive to downturns in the economy, including declines in advertisers' marketing budgets. The profit potential of our business model is also subject to the acceptance of our products and services by marketers, advertisers, advertising agencies and publishers. Intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace existing techniques, or may feel that our offerings fall short of their needs. If these outcomes occur, it would have an adverse effect on the profit potential of our business model.

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

    Abacus competes with data aggregation companies and providers of information products and marketing research services to the direct marketing industry. We also compete indirectly with others, such as providers of customer relationship management services, companies engaged in providing analytic services and other companies that facilitate digital marketing.

    Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. These factors could allow them to compete more effectively than we can, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners, advertisers, direct marketers and Web publishers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our products and services or that achieve greater acceptance than our products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising, ad agency, direct marketer and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross profits and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

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

     general seasonal and cyclical fluctuations; and

     general economic and industry conditions.

    We may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall. Our operating expenses include upgrading and enhancing our ad management and email delivery technology, expanding our product and service offerings, marketing and supporting our products and services and supporting our sales and marketing operations. If we have a shortfall in revenue in relation to our expenses, or if our expenses exceed revenue, then our business, results of operations and financial condition could be materially and adversely affected. These results would likely affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

    Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects the DoubleClick TechSolutions business. The direct marketing industry generally mails substantially more marketing materials in the third calendar quarter, which directly affects the DoubleClick Data business. The email technology business may experience seasonal patterns similar to the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues during the calendar year-end months. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to deliver.

    As a result, we believe that period-to-period comparisons of our results of operations may not be indicators of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

WE MAY NOT BE ABLE TO CONTINUE TO GROW THROUGH ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

    Our business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, FloNetwork and MessageMedia. We may continue to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow our business. From time to time we have had discussions with other companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify other suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if we agree to buy a company, we cannot assure you that we will be successful in consummating the purchase. If we are unable to continue to expand through acquisitions, our revenue may decline or fail to grow. We also hold investments in securities of technology companies. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, the market value of these investments may decline in future periods. Further, we cannot assure you that we will be able to sell these securities at or above our cost basis.

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

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS.

    Our DART ad management technology resides in our data centers in multiple locations in the United States and abroad. Continuing and uninterrupted performance of our technology is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our products and services to our customers and result in contract terminations, fee rebates and makegoods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

    Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our products or services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our products and services. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts, delays or destroys our operations.

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

WE ARE DEPENDENT ON KEY PERSONNEL AND ON KEY EMPLOYEE RETENTION AND RECRUITING FOR OUR FUTURE SUCCESS.

    Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. We do not have employment agreements with most of these executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS.

    Our success and ability to effectively compete are substantially dependent on the protection of our proprietary technologies, trademarks, copyrights and trade secrets, which we protect through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. We cannot assure you that any of our intellectual property rights will be viable or of value in the future.

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

    We also have rights in the trademarks that we use to market our products and services. These trademarks include DOUBLECLICK'r', DART'r', DARTMAIL'TM' and ABACUS'TM'. We have applied to register our trademarks in the United States and internationally. We cannot assure you that any of our current or future trademark applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted unless we enter into arrangements with these parties which may not be available on commercially reasonable terms, if at all.

    We also enter into confidentiality, assignments of proprietary rights and license agreements, as appropriate, with our employees, consultants and business partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our intellectual property rights are sufficient to prevent misappropriation of our products and services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States. In addition, we cannot assure you that we will be able to adequately enforce the contractual arrangements that we have entered into to protect our proprietary technologies. If we lose our intellectual property rights, this could have a material and adverse impact on our business, financial condition and results of operations.

IF WE FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE MAY BE LIABLE FOR DAMAGES AND BE REQUIRED TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS.

    Third parties may assert infringement claims against us, which could adversely affect our reputation and the value of our intellectual property rights. From time to time we have been, and we expect to continue to be, subject to claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our customers. In particular, we do not conduct exhaustive patent searches to determine whether our technology infringes patents held by others. In addition, the protection of proprietary rights in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential when filed, that provide for technologies similar to ours.

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

OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED BY LAWSUITS RELATED TO PRIVACY AND OUR BUSINESS PRACTICES.

    We are a defendant in several lawsuits alleging, among other things, that we unlawfully obtain and use Internet users' personal information and that our use of cookies violates various laws. We are the subject of an inquiry involving the attorneys general of several states relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, Internet users. We may in the future receive additional regulatory inquiries and we intend to cooperate fully. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

    As of June 30, 2002, we had 136,281,709 shares of common stock outstanding, excluding 18,017,826 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,272.35 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce prevailing market prices for our common stock.

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

    Because digital marketing remains a relatively new discipline, there are currently no generally accepted methods or tools for measuring the efficacy of digital marketing as there are for advertising in television, radio, cable and print. Many traditional advertisers may be reluctant to spend sizable portions of their budget on digital marketing until there exist widely accepted methods and tools that measure the efficacy of their campaigns.

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

     Legislation has been proposed to prohibit the sending of `unsolicited commercial email.' Although our email delivery is consent-based, it is possible that legislation will be passed that impose stricter standards and thus requires us to change our current practices or subjects us to increased liabilities.

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

    Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising or Internet browsers set to block the use of cookies. We cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the case that one or more of these technologies becomes widely adopted by computer users, demand for our products and services would decline.

OUR BUSINESS MAY SUFFER IF THE WEB INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON US.

    Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security and timely development of enabling products, such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on us as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our products and services accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. These outages and delays could impact the Web sites of Web publishers using our products and services.

DOUBLECLICK DATA IS DEPENDENT ON THE SUCCESS OF THE DIRECT MARKETING INDUSTRY FOR OUR FUTURE SUCCESS.

    The future success of DoubleClick Data is dependent in large part on the continued demand for our services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to us. Most of our Abacus customers are large consumer merchandise catalog operators in the United States. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalog operators from the Abacus Alliance, would have a material adverse effect on our business, financial condition and results of operations. If electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, increases significantly in the future, companies that now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for some DoubleClick Data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming us and certain of our officers and directors and certain underwriters of our initial public offering as defendants. All of the initial complaints filed against us and our officers and directors were dismissed without prejudice. However, the plaintiffs filed an amended complaint on April 24, 2002 against us, certain of our officers and directors and certain underwriters of our follow-on offerings alleging, among other things, that the underwriters violated the securities laws by failing to disclose in the offerings' registration statements certain alleged compensation arrangements entered into by the underwriters (such as commission payments or stock stabilization practices) and by engaging in manipulative practices to artificially inflate the price of our stock. We and some of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation and manipulative practices. These actions seek, among other things, unspecified damages and costs, including attorneys fees.

    We are a defendant in 20 lawsuits concerning Internet user privacy and our data collection and other business practices. These lawsuits were filed throughout 2000. Eighteen of these actions are styled as class actions, one action is brought on behalf of the general public of the State of California and one is brought against us and ClearStation, Inc. on behalf of the State of Illinois by the State's Attorney of Cook County, Illinois. The actions seek, among other things, injunctive relief, civil penalties and unspecified damages. Five of the actions were filed in California state court, 13 in federal court, one in Texas state court and one in Illinois state court. On March 31, 2000, the plaintiff in one of the California state court proceedings filed a petition, ordered by the court on May 11, 2000, to coordinate the four actions then pending in the California state courts. The Judicial Panel on Multidistrict Litigation granted our motions to transfer, coordinate and consolidate all thirteen federal actions before Judge Buchwald in the Southern District of New York. On March 28, 2001, Judge Buchwald dismissed all federal lawsuits against us. In conjunction with a proposed settlement, the plaintiffs withdrew their appeal to the Second Circuit Court of Appeals. In March 2002, the parties filed a settlement agreement with the federal court that would resolve the federal lawsuits and the state lawsuits in California and Texas, to which the court gave preliminary approval on March 29, 2002. On March 29, 2002, the parties issued a joint press release outlining the terms of the settlement, a copy of which was included in our Current Report on Form 8-K filed on April 3, 2002. The court gave final approval of the settlement at a hearing held on May 21, 2002 and the judge signed a Final Judgment and Order of Dismissal of the actions on May 23, 2002. One person objected to the settlement and filed a notice of appeal of the court's order on June 19, 2002. A briefing schedule has not yet been established by the Second Circuit Court of Appeals. Our ad serving and data collection practices are also the subject of inquiries by the attorneys general of several states. We are cooperating fully with all such inquiries.

    Following the announcement of our proposed merger with NetGravity on July 27, 1999, a complaint, styled as a class action, was filed in the San Mateo County, California, Superior Court against NetGravity and several of its directors. The complaint alleges that the directors of NetGravity breached their fiduciary duties to NetGravity's stockholders in connection with the negotiation of the proposed merger. The complaint asked the court to enjoin the consummation of the merger, or, alternatively, sought to rescind the merger or an award of unspecified damages from the defendants in the event the merger was consummated. The parties have filed a settlement agreement with the court, to which the court gave preliminary approval. Final approval by the court of the settlement is pending. The settlement, which we believe will be covered by our insurer, would require the payment of $270,000 into an escrow account to cover the reasonable fees and expenses incurred by plaintiff and his counsel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our 2002 Annual Meeting of Stockholders on May 29, 2002. At that meeting, our stockholders (i) approved the election of Dwight A. Merriman, Kevin
P. Ryan and David N. Strohm as Class II directors whose term expires in 2005,
(ii) did not approve the Amended and Restated 1997 Stock Incentive Plan, which would have increased the number of shares subject to awards that a person participating in the Amended 1997 Plan may receive from 1,500,000 shares in one calendar year to a limit of 3,000,000 shares over a two-calendar year period; and (iii) approved the ratification of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002.

    There were 89,264,965 votes cast for and 32,250,940 votes withheld in connection with the election of Dwight A. Merriman as a director. There were 98,073,777 votes cast for and 23,442,128 votes withheld in connection with the election of Kevin P. Ryan as a director. There were 121,084,564 votes cast for and 431,341 votes withheld in connection with the election of David N. Strohm as a director. The remainder of our board of directors, W. Grant Gregory, Thomas S. Murphy, Mark E. Nunnelly, Kevin J. O'Connor and Don Peppers, remains as previously reported. The Amended and Restated 1997 Stock Incentive Plan was not approved at our annual meeting. There were 58,649,343 votes cast for, 62,629,835 votes cast against and 236,727 abstentions in connection with the Amended and Restated 1997 Stock Incentive Plan. There were 118,939,126 votes cast for, 2,505,205 votes cast against and 71,574 abstentions in connection with the ratification of PricewaterhouseCoopers LLP as independent auditors.

ITEM 5. OTHER INFORMATION

    On June 7, 2002, we completed a voluntary stock option exchange offer with sixteen of our employees, including five of our executive officers. Employees participating in the exchange offer had the opportunity to exchange previously granted options with an exercise price well in excess of the market price of our common stock for a more favorable vesting schedule for outstanding options that were granted on June 18, 2001. As a result of the exchange offer, approximately two million options were cancelled. We did not issue additional options as a result of the exchange offer.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) Exhibits

        NUMBER                         DESCRIPTION
        ------                         -----------
         99.1 -- Certification of Chief Executive Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2 -- Certification of Chief Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K, Items 5 and 7, on April 3, 2002, attaching the press release we issued on March 29, 2002 announcing a settlement agreement relating to all the federal and state class action privacy litigation against DoubleClick.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002                     DOUBLECLICK INC.

                                          By:         /s/ THOMAS BOYLE
                                              ..................................
                                                        THOMAS BOYLE
                                                    CORPORATE CONTROLLER
                                                (CHIEF ACCOUNTING OFFICER AND
                                                  DULY AUTHORIZED OFFICER)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
  ---                        ----------------------
 99.1     Certification of Chief Executive Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
 99.2     Certification of Chief Financial Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as ............................... 'TM'
The registered trademark symbol shall be expressed as .................... 'r'