Form 10-Q
period 2002-09-30
DOUBLECLICK INC
filed 2002-11-14
CIK 1049480

________________________________________________________________________________

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2002 there were 136,081,893 outstanding shares of the registrant's Common Stock, including 175 shares exchangeable into shares of the registrant's common stock, which were issued in connection with the registrant's acquisition of FloNetwork Inc.
________________________________________________________________________________

                                DOUBLECLICK INC.
                               INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)
         Consolidated Balance Sheets as of September 30, 2002 and
           December 31, 2001.........................................    1
         Consolidated Statements of Operations for the three and nine
           months ended September 30, 2002 and 2001..................    2
         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2002 and 2001.........................    3
         Notes to Consolidated Financial Statements..................    4
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   17
Item 3:  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   32
Item 4:  Controls and Procedures.....................................   46

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings...........................................   47
Item 6:  Exhibits and Reports on Form 8-K............................   48

PART I: FINANCIAL INFORMATION

                                DOUBLECLICK INC.
                          CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                                  ----            ----
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................   $  100,633      $   99,511
    Investments in marketable securities....................      268,731         339,996
    Accounts receivable, net of allowances of $15,641 and
      $21,579, respectively.................................       55,257          81,412
    Prepaid expenses and other current assets...............       27,653          35,180
                                                               ----------      ----------
        Total current assets................................      452,274         556,099
Investment in marketable securities.........................      311,707         295,019
Restricted cash.............................................       38,042          17,636
Property and equipment, net.................................      119,445         156,996
Goodwill....................................................       29,197          57,567
Intangible assets, net......................................       16,998          21,845
Investment in affiliates....................................       24,784          24,128
Other assets................................................        9,545           9,063
                                                               ----------      ----------
        Total assets........................................   $1,001,992      $1,138,353
                                                               ----------      ----------
                                                               ----------      ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................   $   11,508      $   32,718
    Accrued expenses and other current liabilities..........      111,970          95,956
    Current portion of capital lease obligations............        7,057           6,936
    Deferred revenue........................................        6,894          13,849
                                                               ----------      ----------
        Total current liabilities...........................      137,429         149,459
Convertible subordinated notes and capital lease
  obligations...............................................      156,475         226,066
Other long term liabilities.................................       31,352          40,048
Minority interest in consolidated subsidiaries..............       18,105          19,457
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.001; 5,000,000 shares
      authorized, none outstanding..........................           --              --
    Common stock, par value $0.001; 400,000,000 shares
      authorized, 137,554,064 and 134,799,135 shares issued,
      respectively..........................................          138             135
    Treasury stock, 1,680,670 and 765,170 shares,
      respectively..........................................       (8,949)         (4,466)
    Additional paid-in capital..............................    1,280,138       1,265,953
    Accumulated deficit.....................................     (612,472)       (548,552)
    Other accumulated comprehensive loss....................         (224)         (9,747)
                                                               ----------      ----------
        Total stockholders' equity..........................      658,631         703,323
                                                               ----------      ----------
        Total liabilities, minority interest and
          stockholders' equity..............................   $1,001,992      $1,138,353
                                                               ----------      ----------
                                                               ----------      ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     --------------------   --------------------
                                                       2002       2001        2002       2001
                                                       ----       ----        ----       ----
Revenue............................................  $ 74,625   $  92,693   $233,932   $ 309,498
Cost of revenue....................................    26,248      39,888     86,113     136,620
                                                     --------   ---------   --------   ---------
    Gross profit...................................    48,377      52,805    147,819     172,878
Operating expenses:
    Sales and marketing (inclusive of non-cash
      compensation of $15,233 for the nine months
      ended September 30, 2001)....................    23,225      40,784     78,685     148,170
    General and administrative (inclusive of
      non-cash compensation of $259 for the nine
      months ended September 30, 2001).............    12,228      16,375     36,311      52,790
    Product development............................     9,364      14,036     30,684      42,472
    Amortization of goodwill.......................        --      14,385         --      36,251
    Amortization of other intangibles..............     3,127       2,064      9,281       6,107
    Goodwill impairment............................    45,185      63,287     45,185      63,287
    Impairment of intangible assets................       975          --        975          --
    Purchased in-process research and
      development..................................        --          --         --       1,300
    Restructuring charge...........................    23,838       5,259     32,596      35,939
                                                     --------   ---------   --------   ---------
        Total operating expenses...................   117,942     156,190    233,717     386,316
Loss from operations...............................   (69,565)   (103,385)   (85,898)   (213,438)
Other income
    Equity in income (losses) of affiliates........        --        (557)       219      (2,599)
    Gain on equity transactions of affiliates,
      net..........................................        --          --         --       1,924
    Impairment of investments in affiliates........   (14,147)    (11,735)   (14,147)    (11,735)
    Gain on early extinguishment of debt...........    11,855       6,429     11,855       6,429
    Gain on sale of businesses, net................     7,437          --     17,946          --
    Interest and other, net........................     4,574       7,012     10,772      18,949
                                                     --------   ---------   --------   ---------
        Total other income.........................     9,719       1,149     26,645      12,968
Loss before income taxes...........................   (59,846)   (102,236)   (59,253)   (200,470)
Provision for income taxes.........................     2,620       1,301      6,020       3,053
                                                     --------   ---------   --------   ---------
Loss before minority interest......................   (62,466)   (103,537)   (65,273)   (203,523)
Minority interest in results of consolidated
  subsidiaries.....................................       515          74      1,352       1,718
                                                     --------   ---------   --------   ---------
Net loss...........................................  $(61,951)  $(103,463)  $(63,921)  $(201,805)
                                                     --------   ---------   --------   ---------
                                                     --------   ---------   --------   ---------
Basic and diluted net loss per share...............  $  (0.46)  $   (0.77)  $  (0.47)  $   (1.54)
                                                     --------   ---------   --------   ---------
                                                     --------   ---------   --------   ---------
Weighted average shares used in basic and diluted
  net loss per share...............................   135,945     134,300    135,702     130,869
                                                     --------   ---------   --------   ---------
                                                     --------   ---------   --------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2002       2001
                                                                ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(63,921)  $(201,805)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and leasehold amortization.................    31,473      39,710
    Goodwill amortization...................................        --      36,251
    Amortization of other intangible assets.................    10,793       6,494
    Equity in (income) losses of affiliates.................      (219)      2,599
    Gain on equity transactions of affiliates, net..........        --      (1,924)
    Impairment of investments in affiliates.................    14,147      11,735
    Goodwill impairment.....................................    45,185      63,287
    Loss on disposal of property and equipment..............       803         964
    Write-off of purchased in-process research and
      development...........................................        --       1,300
    Gain on early extinguishment of debt....................   (11,855)     (6,429)
    Minority interest.......................................    (1,352)     (1,718)
    Non-cash restructuring charge...........................     3,562      14,004
    Non-cash compensation...................................        --      15,492
    Gain on sale of businesses, net.........................   (19,318)         --
    Other non-cash items....................................     2,498       6,421
    Provisions for bad debts and advertiser discounts.......    14,924      24,096
    Changes in operating assets and liabilities, net of the
      effect of acquisitions and dispositions:
        Accounts receivable.................................     3,468      22,823
        Prepaid expenses and other assets...................     3,770      (4,698)
        Accounts payable....................................   (13,275)    (23,789)
        Accrued expenses and other liabilities..............     8,834      (7,641)
        Deferred revenue....................................       381     (15,177)
                                                              --------   ---------
            NET CASH PROVIDED BY (USED IN) OPERATING
              ACTIVITIES....................................    29,898     (18,005)
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investments in marketable securities.......  (283,005)   (341,086)
    Maturities of investments in marketable securities......   336,846     437,009
    Purchases of property and equipment.....................   (10,021)    (56,986)
    Restricted cash.........................................    (6,000)         --
    Proceeds placed in escrow for acquisition of
      Protagona.............................................   (12,900)         --
    Acquisition of businesses and intangible assets, net of
      cash acquired.........................................    (6,280)    (39,992)
    Proceeds from sale of businesses........................    16,927          --
    Investments in affiliates and other.....................        --        (963)
                                                              --------   ---------
            NET CASH PROVIDED BY (USED IN) INVESTING
              ACTIVITIES....................................    35,567      (2,018)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of common stock..............     1,144       2,363
    Proceeds from the exercise of stock options.............     3,721       6,201
    Proceeds from DoubleClick Japan stock issuance, net of
      offering cost.........................................        --      25,380
    Proceeds used in repurchase of convertible bonds........   (53,578)    (12,958)
    Purchases of treasury stock.............................    (4,483)     (2,976)
    Payments under capital lease obligations and notes
      payable...............................................   (14,381)     (3,184)
    Other...................................................    (1,000)        510
                                                              --------   ---------
            NET CASH (USED IN) PROVIDED BY FINANCING
              ACTIVITIES....................................   (68,577)     15,336
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................     4,234      (3,063)
                                                              --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,122      (7,750)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    99,511     193,682
                                                              --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $100,633   $ 185,932
                                                              --------   ---------
                                                              --------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                DOUBLECLICK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- DESCRIPTION OF BUSINESS AND OTHER

DESCRIPTION OF BUSINESS

    DoubleClick Inc. (together with its subsidiaries, 'DoubleClick') is a leading provider of products and services that enable direct marketers, publishers and advertisers to market to consumers. Combining technology and data expertise, DoubleClick's products and services help its customers optimize their advertising and marketing campaigns on the web and through email as well as direct mail and other media. DoubleClick offers a broad range of technology and data products and services to its customers to allow them to address many aspects of the digital marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements.

    DoubleClick derives its revenues from three business units based on the types of services provided: Technology (or 'TechSolutions'), Data and Media. DoubleClick TechSolutions includes our ad management products consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service and a suite of email products based on DoubleClick's DARTmail Service. DoubleClick Data includes its Abacus division, which utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients. DoubleClick Media includes revenues from our consolidated subsidiary, DoubleClick Japan. Through July 10, 2002, DoubleClick Media also included its North American Media business, which included the DoubleClick network that provided fully outsourced and effective ad sales and related services to a worldwide group of advertisers and publishers. On
July 10, 2002, DoubleClick sold its North American Media business to L90, Inc., which upon completion of the transaction was renamed MaxWorldwide, Inc.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of DoubleClick, its wholly owned subsidiaries, and subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Investments in entities in which DoubleClick does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Investments in which DoubleClick does not have the ability to exercise significant influence are accounted for using the cost method.

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

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

    At September 30, 2002 and 2001, outstanding options of approximately
17.9 million and 22.4 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share at September 30, 2002 and 2001 excludes the effect of 3,752,724 and 5,568,479 shares, respectively, issuable upon the conversion of 4.75% Convertible Subordinated Notes due 2006, since their inclusion would also have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

ISSUANCE OF STOCK BY AFFILIATES

    Changes in DoubleClick's interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the Consolidated Statement of Operations, except for investments carried under the cost method or any transactions that must be recorded directly to equity in accordance with the provisions of Staff Accounting Bulletin ('SAB') No. 51.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued Statement of Financial Accounting Standards ('SFAS') No. 141, 'Business Combinations' and SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS
No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and set forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS
Nos. 141 and 142 are effective for business combinations completed after June 30, 2001. DoubleClick adopted these statements on January 1, 2002; however, as noted above, certain provisions of these new standards apply to acquisitions concluded subsequent to June 30, 2001. DoubleClick has completed its initial impairment testing and no changes to the carrying value of goodwill and other intangible assets were made as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually, as well as when a triggering event indicating impairment may have occurred.

    In August 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets' ('SFAS No. 144'), which supersedes FASB Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' This new statement also supercedes certain aspects of APB 30, 'Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions', with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material impact on DoubleClick's results of operations or financial position.

    In April 2002, the FASB issued SFAS No. 145, 'Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections' ('SFAS No. 145'). SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

May 15, 2002 but earlier adoption is encouraged. DoubleClick has repurchased and may in the future continue to repurchase a portion of its outstanding Convertible Subordinated Notes. DoubleClick adopted SFAS No. 145 effective
July 1, 2002 and no longer records gains or losses from the retirement of its Convertible Subordinated Notes as extraordinary items, net of taxes but as a component of other income/(expense) in the Consolidated Statements of Operations. As required under SFAS No. 145, prior periods have been restated to conform to the current period's presentation.

    In July 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities' ('SFAS No. 146'). SFAS No. 146 nullifies EITF Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring' (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has no effect on exit or disposal activities begun prior to this date. The provisions of EITF 94-3 apply until adoption of SFAS No. 146.

CHANGE IN ACCOUNTING ESTIMATE

    Effective January 1, 2002, DoubleClick changed its estimate of the useful lives of its production equipment and software. The estimated useful life for these assets was extended from three years to four years in order to recognize depreciation expense over the remaining time that the assets are expected to be in service. The change was based on an analysis performed by DoubleClick's operations department. As a result of this change, net loss was reduced by approximately $3.3 million, or $0.02 per basic and diluted share, for the three months ended September 30, 2002 and approximately $9.4 million, or $0.07 per basic and diluted share, for the nine months ended September 30, 2002.

NOTE 2 -- GOODWILL

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                                   TECH      MEDIA     DATA      TOTAL
                                                   ----      -----     ----      -----
                                                             (IN THOUSANDS)
Balance at January 1, 2002.....................  $ 35,806   $14,276   $ 7,485   $ 57,567
Acquisition of MessageMedia....................    29,931        --        --     29,931
Sale of European Media business................        --    (6,186)       --     (6,186)
Sale of @Plan research business................        --        --    (7,485)    (7,485)
Goodwill impairment (See Note 6)...............   (45,185)                       (45,185)
Effect of foreign currency translation.........        20       535                  555
                                                 --------   -------   -------   --------
Balance at September 30, 2002..................  $ 20,572   $ 8,625   $    --   $ 29,197
                                                 --------   -------   -------   --------
                                                 --------   -------   -------   --------

    Upon the adoption of SFAS No. 142, DoubleClick ceased amortizing goodwill. Had SFAS No. 142 been in effect in the first nine months of 2001, DoubleClick would not have recorded goodwill amortization expense of $14.6 million and $37.0 million for the three and nine months ended September 30, 2001, respectively. The following adjusts reported net loss and basic and diluted net loss per share as if the adoption of SFAS No. 142 occurred as of January 1, 2001.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                             --------------------   --------------------
                                               2002       2001        2002       2001
                                               ----       ----        ----       ----
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net loss..........................  $(61,951)  $(103,463)  $(63,921)  $(201,805)
Add back: goodwill amortization............        --      14,585         --      36,951
                                             --------   ---------   --------   ---------
Adjusted net loss..........................  $(61,951)  $ (88,878)  $(63,921)  $(164,854)
                                             --------   ---------   --------   ---------
                                             --------   ---------   --------   ---------
Reported basic and diluted net loss per
  share....................................  $  (0.46)  $   (0.77)  $  (0.47)  $   (1.54)
Add back: goodwill amortization............        --        0.11         --        0.28
                                             --------   ---------   --------   ---------
Adjusted basic and diluted net loss per
  share....................................  $  (0.46)  $   (0.66)  $  (0.47)  $   (1.26)
                                             --------   ---------   --------   ---------
                                             --------   ---------   --------   ---------

NOTE 3 -- INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                                   DECEMBER 31,
                                                      SEPTEMBER 30, 2002               2001
                                  WEIGHTED     ---------------------------------   ------------
                                  AVERAGE       GROSS
                                AMORTIZATION   CARRYING   ACCUMULATED
                                   PERIOD       AMOUNT    AMORTIZATION     NET         NET
                                   ------       ------    ------------     ---         ---
                                                                (IN THOUSANDS)
Intangible assets:
    Patents and trademarks....   36 months     $ 9,722      $ (6,256)    $ 3,466     $ 5,896
    Customer lists............   27 months      22,152       (14,047)      8,105      11,507
    Purchased technology and
      other...................   42 months       8,195        (2,768)      5,427       4,442
                                 ---------     -------      --------     -------     -------
                                 32 months     $40,069      $(23,071)    $16,998     $21,845
                                 ---------     -------      --------     -------     -------
                                 ---------     -------      --------     -------     -------

    Amortization expense for the three and nine months ended September 30, 2002 was $3.8 million and $10.8 million, respectively. For the three and nine months ended September 30, 2002, $0.7 million and $1.5 million, respectively, of amortization expense has been included as a component of cost of revenue in the Consolidated Statements of Operations.

    Amortization expense for the three and nine months ended September 30, 2001 was $2.5 million and $6.5 million, respectively. For the three and nine months ended September 30, 2001, $0.4 million of amortization expense has been included as a component of cost of revenue in the Consolidated Statements of Operations.

    Based on the balance of intangible assets at September 30, 2002, the annual amortization expense for each of the succeeding five years is estimated to be $10.0 million, $1.5 million, $0.8 million, $0.8 million, and $0.4 million in 2003, 2004, 2005, 2006 and 2007, respectively.

NOTE 4 -- BUSINESS TRANSACTIONS

MESSAGEMEDIA

    On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. ('MessageMedia'), a provider of permission-based email marketing and messaging solutions. The acquisition of MessageMedia has allowed DoubleClick to expand its suite of email product and service offerings as well as broaden its client base.

    DoubleClick acquired all the outstanding shares, options and warrants of MessageMedia in exchange for approximately one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick loaned $2.0 million to

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

    The aggregate purchase price of $11.3 million has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows (in millions):

Current assets..............................................  $  4.6
Other intangible assets.....................................     1.9
Goodwill....................................................    29.9
Other non-current assets....................................     4.1
                                                              ------
    Total assets acquired...................................  $ 40.5
    Total liabilities assumed...............................  $(29.2)
                                                              ------
Net assets acquired.........................................  $ 11.3
                                                              ------
                                                              ------

    Approximately $1.9 million of the purchase price has been allocated to customer lists and is being amortized on a straight-line basis over two years. DoubleClick recorded approximately $29.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and, in accordance with SFAS No. 142, will be and has been periodically tested for impairment. (See
Note 6.)

    The results of operations for MessageMedia have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition.

EUROPEAN MEDIA BUSINESS

    On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG ('AdLINK'), a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick's European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG ('United Internet'), AdLINK's largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick's option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

in the United States. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003. During the three months ended
June 30, 2002 and March 31, 2002, AdLINK did not achieve EBITDA-positive results. AdLINK's results for the three months ended September 30, 2002 were not publicly available as of the date of this filing.

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

    Revenue recognized from sales to AdLINK was approximately $0.5 million and $1.4 million during the three and nine months ended September 30, 2002.

@PLAN

    On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings Inc. ('NetRatings'), a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock. The approximately $6.1 million value of the shares of NetRatings common stock has been determined based on these shares' average market prices, as quoted on the Nasdaq National Market, for the day before and the day the number of shares due to DoubleClick became irrevocably fixed pursuant to its agreements with NetRatings. DoubleClick recognized a gain of $12.3 million on the sale of the @plan research product line during the three months ended June 30, 2002, which has been included in 'Gain on sale of businesses, net' in the Consolidated Statements of Operations. DoubleClick's investment in NetRatings is included in 'Investments in affiliates' in the Consolidated Balance Sheets.

ABACUS DIRECT EUROPE

    On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. ('Abacus Direct Europe') joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition. DoubleClick's investment in the joint venture was previously accounted for under the equity method of accounting. DoubleClick acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Current assets..............................................  $ 3.1
Property and equipment......................................    0.3
Other intangibles assets....................................    4.6
                                                              -----
    Total assets acquired...................................  $ 8.0
    Total liabilities assumed...............................   (3.2)
                                                              -----
                                                              $ 4.8
Less: proportionate share of net assets held through equity
  investment................................................   (1.1)
                                                              -----
Net assets acquired.........................................  $ 3.7
                                                              -----
                                                              -----

    Approximately $4.6 million of the purchase price has been allocated to customer lists, the Abacus Alliance and customer database. These intangibles are being amortized on a straight-line basis over two to five years based on each intangibles estimated useful life.

NORTH AMERICAN MEDIA BUSINESS

    On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. ('MaxWorldwide'). In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. As a result of this transaction, DoubleClick recognized a gain of $8.1 million during the third quarter of 2002, which has been included in 'Gain on sale of businesses, net' in the Consolidated Statements of Operations.

    On August 13, 2002, MaxWorldwide repurchased 5,596,972 shares of its common stock. As the result of this repurchase, DoubleClick's ownership percentage increased to 19.8%.

    DoubleClick accounts for this investment under the equity method of accounting. The investment is included in 'Investments in affiliates' in the Consolidated Balance Sheets. MaxWorldwide's results for the three months ended September 30, 2002 were not publicly available as of the date of this filing. DoubleClick will report its share of MaxWorldwide's results on a 90-day lag.

    The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of MessageMedia and Abacus Direct Europe described above, the FloNetwork Inc. acquisition consummated during 2001, and the dispositions of the European and North American Media businesses and @plan research product line completed during 2002, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions and disposals been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2002         2001
                                                                ----         ----
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenues....................................................  $216,247    $ 249,379
Amortization of intangible assets...........................     9,361       25,896
Goodwill impairment.........................................    45,185       10,003
Net loss....................................................  $(77,947)   $(129,930)
Net loss per basic and diluted share........................  $  (0.57)   $   (0.91)

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- INVESTMENT IN VALUECLICK, INC.

    In the first quarter of 2001, DoubleClick recorded the effects of the issuance by ValueClick, Inc. ('ValueClick') of approximately 5.7 million shares to complete a purchase acquisition of Bach Systems, Inc. ('Bach Systems') and to consummate ValueClick's pooling of interests merger with ClickAgents.com, Inc. ('ClickAgents'). DoubleClick has treated ValueClick's pooling with ClickAgents as a book value purchase of ClickAgents by ValueClick. As a result of these transactions, DoubleClick's ownership interest was reduced from 28.1% to 23.5% and the value of its proportionate share of ValueClick's net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick and recognized a loss of approximately $3.8 million. This loss has been included in 'Loss on equity transactions of affiliate' in the Consolidated Statements of Operations.

    In the third quarter of 2001, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million. (See Note 7).

    For the three and nine month periods ended September 30, 2001, DoubleClick recognized approximately $0.2 million and $0.7 million, respectively of goodwill amortization associated with its investment in ValueClick. As the result of the impairment charge incurred in the third quarter of 2001, all of the remaining goodwill associated with DoubleClick's investment in ValueClick has been written off.

    As a result of the cumulative dilutive effects of ValueClick's issuance of stock in connection with the Bach Systems, ClickAgents and other business combinations consummated during 2001, DoubleClick's ownership interest in ValueClick was reduced to 15.2% as of December 31, 2001. DoubleClick does not believe that it was able to exercise significant influence over its investment in ValueClick as of December 31, 2001. Accordingly, DoubleClick no longer records its proportionate share of ValueClick's results but instead carries this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. DoubleClick's investment in ValueClick is included in 'Investments in affiliates' in the Consolidated Balance Sheets.

    As of September 30, 2002, DoubleClick's ownership interest in ValueClick was reduced to approximately 9% as the result of ValueClick's issuance of stock in connection with another business combination, offset by its repurchases of outstanding shares.

NOTE 6 -- IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

    The persistence of unfavorable economic conditions led DoubleClick management to undertake a review of the recoverability of certain of its investments in the third quarter of 2001. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, management concluded that its investments in @plan.inc ('@plan') and Flashbase, Inc. ('Flashbase') were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments in and the estimated fair value of these entities in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

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

    These entities' expected future cash flows and terminal values are based on management's budgeted forecasts and estimates. In its calculation to determine the impairment charge for its investment in @plan, DoubleClick used a discount rate of 15% and assumed a remaining useful life of

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

2.5 years, which represented the estimated remaining useful life of the goodwill associated with this investment. In its calculation to determine the impairment charge for Flashbase, DoubleClick used a discount rate of 15% and a useful life of 1.75 years, which represented the remaining useful life of the goodwill associated with this investment.

    In the third quarter of 2002, based upon the prolonged softness in the economy and the lower than anticipated revenues generated to date and decline in estimates of future performance of DoubleClick's email reporting unit, DoubleClick initiated a third-party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $45.2 million being recorded during the quarter. The fair market value of the email reporting unit was determined based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, and price/revenue multiples of our competitors in the email marketplace. As a result of the third party valuation of its email reporting unit, it was also determined that the fair value of certain intangibles assets were considered impaired. DoubleClick recorded an impairment charge of $1.0 million based on the difference between the carrying value and estimated fair value of the intangible assets.

NOTE 7 -- IMPAIRMENT OF INVESTMENTS IN AFFILIATES

    As a result of the significant decline in the market value of Internet-based companies and the declining access of these companies to public and private financing, management performed an assessment of the carrying values of its investments in affiliates. In the course of its analysis, DoubleClick determined that the carrying value of its cost-method investment in Return Path, Inc. ('Return Path') was no longer recoverable. As a consequence, DoubleClick wrote off its entire investment in Return Path and recognized an impairment charge of $4.5 million during the second quarter of 2001.

    In the third quarter of 2001, DoubleClick determined that the carrying value of its equity method investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million, which represented the difference between DoubleClick's carrying value and the estimated fair value of its investment in ValueClick. The estimated fair value of DoubleClick's investment in ValueClick was determined based on the closing market price of ValueClick stock on September 30, 2001.

    In the third quarter of 2002, DoubleClick determined that the carrying value of certain of its investments, principally its cost-method investments in AdLINK Internet Media AG ('AdLINK') and NetRatings Inc. ('NetRatings') and its equity-method investment in MaxWorldwide, Inc. ('MaxWorldwide') were impaired based on the continued decline in the fair market value of these investments. As a result, DoubleClick recorded an impairment charge of $11.7 million, which represented the difference between DoubleClick's carrying value and the estimated fair value of these investments. The estimated fair values of DoubleClick's investments in AdLINK, NetRatings and MaxWorldwide were determined based on the closing market price of their stock on September 30, 2002. Additionally, DoubleClick's cost method investment in the joint venture, DoubleClick Asia, will be liquidated and has no continuing value. As a consequence, DoubleClick wrote-off its entire investment in DoubleClick Asia and recognized an impairment charge of $2.4 million.

NOTE 8 -- INITIAL PUBLIC OFFERING OF DOUBLECLICK JAPAN

    On April 25, 2001, DoubleClick's consolidated subsidiary, DoubleClick Japan Inc. ('DoubleClick Japan'), completed its initial public offering of common stock on the Nasdaq Japan Market, issuing 23,456 shares at approximately $1,236 per share. DoubleClick Japan's net proceeds, after deducting underwriting discounts, commissions and direct offering costs, were approximately
$25.4 million. As a

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

result of this offering, DoubleClick's ownership interest in DoubleClick Japan decreased from 43.2% to 38.2%. DoubleClick recorded a $16.6 million increase in minority interest, reduced the carrying amount of the goodwill associated with its acquisition of DoubleClick Japan by $1.6 million and recognized a gain of approximately $7.2 million, which represented the incremental increase in consolidated net equity related to its proportionate share of the proceeds from DoubleClick Japan's stock offering. This gain has been included in 'Gain on equity transactions of affiliates, net' in the Consolidated Statements of Operations.

NOTE 9 -- NON-CASH COMPENSATION

    Non-cash compensation primarily represents the consideration paid to certain former shareholders of DoubleClick Scandinavia AB ('DoubleClick Scandinavia'). Shares of DoubleClick common stock were issued based upon the continued employment of the former shareholders and the attainment of specific revenue objectives for the year ended December 31, 2001. In May 2001, DoubleClick agreed to pay the former shareholders the minimum consideration they were entitled to receive for the 2001 fiscal year under the terms of the original agreement. As a result, DoubleClick recognized approximately $15.2 million in non-cash compensation expense, which represented the remaining unaccrued portion of this accelerated payment.

NOTE 10 -- RESTRUCTURING CHARGE

    During the nine months ended September 30, 2002, management took additional steps to realign the sales organization and reduce corporate overhead. This involved the involuntary termination of approximately 230 employees, primarily from the TechSolutions division, as well as the closure of several offices. As a consequence, DoubleClick recorded a $1.4 million charge to operations during the first quarter of 2002, primarily related to payments for severance, and a charge of $7.3 million in the second quarter of 2002, primarily associated with future lease costs and other facility-related charges, and a charge of $23.8 million during the third quarter of 2002 primarily related to additional future lease costs, net of estimated sublease income.

    In determining the restructuring charge associated with its future lease commitments, DoubleClick engaged a third party real estate firm to provide it with estimates of the future sublease income for its excess and idle space, which also includes an estimate of the time period required to identify new sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick's facilities are located. This real estate firm also provided estimates of lease termination/buyout fees landlords may charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick's restructuring charge relating to future lease commitments is based on its review of this information. Should market conditions or other circumstances change, this information may be updated and additional charges may be required.

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

    The following table sets forth a summary of the costs and related charges for DoubleClick's 2002 restructuring and the balance of the 2002 and 2001 restructuring reserves established:

                                                                           FUTURE LEASE
                                                                          COSTS, RELATED
                                                                           ASSET WRITE-
                                                                           OFFS & OTHER
                                                              SEVERANCE     EXIT COSTS      TOTAL
                                                              ---------     ----------      -----
                                                                         (IN THOUSANDS)
2001 Restructuring
    Balance at January 1, 2002..............................   $   915       $48,706       $49,621
    Cash expenditures.......................................      (915)       (9,707)      (10,622)
    Non-cash charges........................................        --        (7,830)       (7,830)
                                                               -------       -------       -------
    Balance at September 30, 2002...........................   $    --       $31,169       $31,169
2002 Restructuring
    Restructuring charge....................................   $ 4,701       $27,895       $32,596
    Cash expenditures.......................................    (3,782)       (1,195)       (4,977)
    Non-cash charges........................................        --        (3,562)       (3,562)
                                                               -------       -------       -------
    Balance at September 30, 2002...........................   $   919       $23,138       $24,057
                                                               -------       -------       -------
        Total reserve balance at September 30, 2002.........   $   919       $54,307       $55,226
                                                               -------       -------       -------
                                                               -------       -------       -------

    As of September 30, 2002, approximately $30.6 million and $24.6 million remain accrued in 'Accrued expenses and other current liabilities' and 'Other long term liabilities', respectively.

NOTE 11 -- CONVERTIBLE SUBORDINATED NOTES

    In the third quarter of 2001, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately
$13.6 million in cash. DoubleClick wrote off approximately $0.3 million in deferred issuance costs and recognized a gain of approximately $6.4 million.

    In the third quarter of 2002, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Subordinated Notes for approximately
$53.6 million in cash. DoubleClick wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million.

NOTE 12 -- STOCKHOLDERS' EQUITY

    On September 17, 2001, DoubleClick announced that its Board of Directors authorized a stock repurchase program that permits the repurchase of up to $100 million of outstanding DoubleClick common stock or Convertible Subordinated Notes over a one-year period. In the third quarter of 2001, DoubleClick purchased 765,000 shares of its common stock at an average price of $5.84 per share. In the third quarter of 2002, DoubleClick purchased 915,500 shares of its common stock at an average price of $4.86 per share.

NOTE 13 -- SEGMENT REPORTING

    DoubleClick is organized into three segments: Technology, Data and Media. The results of its Media segment includes revenues from its consolidated subsidiary DoubleClick Japan, and through July 10, 2002, its North American Media business when DoubleClick sold this business to L90, Inc. (now MaxWorldwide, Inc.).

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

    Revenues and gross profit by segment are as follows:

                                   THREE MONTHS ENDED SEPTEMBER 30, 2002       THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 -----------------------------------------   ------------------------------------------
                                 TECHNOLOGY    DATA      MEDIA     TOTAL     TECHNOLOGY    DATA      MEDIA      TOTAL
                                 ----------    ----      -----     -----     ----------    ----      -----      -----
                                              (IN THOUSANDS)                               (IN THOUSANDS)
Revenue........................   $ 45,098    $26,811   $ 3,130   $ 75,039    $ 48,533    $24,130   $ 22,249   $ 94,912
Intersegment elimination.......       (277)      (137)       --       (414)     (1,858)      (361)        --     (2,219)
                                  --------    -------   -------   --------    --------    -------   --------   --------
Revenue from external
 customers.....................   $ 44,821    $26,674   $ 3,130   $ 74,625    $ 46,675    $23,769   $ 22,249   $ 92,693
                                  --------    -------   -------   --------    --------    -------   --------   --------
                                  --------    -------   -------   --------    --------    -------   --------   --------
Segment gross profit...........   $ 28,102    $19,644   $   768   $ 48,514    $ 29,309    $17,334   $  6,289   $ 52,932
                                  --------    -------   -------   --------    --------    -------   --------   --------
                                  --------    -------   -------   --------    --------    -------   --------   --------
Data commission fee............                                       (137)                                        (127)
                                                                  --------                                     --------
Consolidated gross profit......                                   $ 48,377                                     $ 52,805
                                                                  --------                                     --------
                                                                  --------                                     --------

                                   NINE MONTHS ENDED SEPTEMBER 30, 2002         NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 -----------------------------------------   ------------------------------------------
                                 TECHNOLOGY    DATA      MEDIA     TOTAL     TECHNOLOGY    DATA      MEDIA      TOTAL
                                 ----------    ----      -----     -----     ----------    ----      -----      -----
                                              (IN THOUSANDS)                               (IN THOUSANDS)
Revenue........................   $143,534    $62,921   $30,250   $236,705    $155,249    $61,683   $102,142   $319,074
Intersegment elimination.......     (2,472)      (301)       --     (2,773)     (8,997)      (579)        --     (9,576)
                                  --------    -------   -------   --------    --------    -------   --------   --------
Revenue from external
 customers.....................   $141,062    $62,620   $30,250   $233,932    $146,252    $61,104   $102,142   $309,498
                                  --------    -------   -------   --------    --------    -------   --------   --------
                                  --------    -------   -------   --------    --------    -------   --------   --------
Segment gross profit...........   $ 93,717    $45,057   $ 9,338   $148,112    $ 99,199    $40,880   $ 32,956   $173,035
                                  --------    -------   -------   --------    --------    -------   --------   --------
                                  --------    -------   -------   --------    --------    -------   --------   --------
Data commission fee............                                       (293)                                        (157)
                                                                  --------                                     --------
Consolidated gross profit......                                   $147,819                                     $172,878
                                                                  --------                                     --------
                                                                  --------                                     --------

NOTE 14 -- COMPREHENSIVE LOSS

    Comprehensive loss consists of net loss, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $62.8 million and $98.8 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive loss was $54.4 million and $197.7 million, respectively.

NOTE 15 -- CONTINGENCIES

    DoubleClick was a defendant in class action lawsuits concerning Internet user privacy and data collection and other business practices in both state and federal court. On March 29, 2002, the parties issued a joint press release outlining the terms of a settlement of these lawsuits. The court gave final approval of the settlement at a hearing held on May 21, 2002 and the judge signed a Final Judgment and Order of Dismissal of the actions on May 23, 2002. One person objected to the settlement and filed a notice of appeal of the court's order on June 19, 2002, which was dismissed pursuant to a settlement agreement with plaintiffs. These lawsuits have all been dismissed with prejudice. On October 16, 2002, the action brought by the State's Attorney of Cook County, Illinois was dismissed with prejudice pursuant to a settlement agreement between the parties.

    In addition, DoubleClick's ad serving and data collection practices were also the subject of inquiries by the attorneys general of several states. These inquiries were resolved by an agreement between DoubleClick and the attorneys general of ten states. The terms of the settlement are disclosed in a press release issued by DoubleClick on August 24, 2002, and in a Current Report on Form 8-K filed on August 30, 2002.

    Separately, in April 2002, a consolidated amended class action complaint alleging violations of the federal securities laws in connection with DoubleClick's follow-on offerings was filed in the United States District Court for the Southern District of New York naming as defendants DoubleClick, some of its officers and directors and certain underwriters of DoubleClick's follow-on offerings. In October 2002,

                                DOUBLECLICK INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

the action was dismissed against the named officers and directors without prejudice. However, claims against the Company remain. DoubleClick intends to dispute these allegations and defend this lawsuit vigorously.

NOTE 16 -- RECENT DEVELOPMENTS

    On November 4, 2002, DoubleClick completed its acquisition of Protagona plc ('Protagona'), a UK-based marketing software company. The acquisition of Protagona will allow DoubleClick to expand its suite of tools for direct marketers to plan, manage, execute, measure and analyze marketing programs across multiple channels. Under the terms of the acquisition, Protagona shareholders will receive approximately $0.037 per Protagona share, valuing Protagona at approximately $12.9 million.

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

OVERVIEW

    We are a leading provider of products and services that enable direct marketers, publishers and advertisers to market to consumers. Combining technology and data expertise, our products and services help our customers optimize their advertising and marketing campaigns on the web and through email as well as direct mail and other media. We offer a broad range of technology and data products and services to our customers to allow them to address many aspects of the digital marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements. Our service and product offerings are grouped into three segments:

     DoubleClick Technology Solutions ('Technology' or 'TechSolutions');

     DoubleClick Data ('Data'); and

     DoubleClick Media ('Media').

BUSINESS TRANSACTIONS

MESSAGEMEDIA

    On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. ('MessageMedia'), a provider of permission-based email marketing and messaging solutions. DoubleClick acquired all the outstanding shares, options and warrants of MessageMedia in exchange for one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick loaned $2.0 million to MessageMedia to satisfy MessageMedia's operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, of approximately $11.3 million inclusive of approximately $1.6 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date. Approximately $1.9 million of the purchase price has been allocated to customer lists and is being amortized on a straight-line basis over two years. DoubleClick has also recorded approximately $29.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and in accordance with SFAS No. 42, goodwill has and will be periodically tested for impairment.

    The results of operations for MessageMedia have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition.

EUROPEAN MEDIA BUSINESS

    On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG ('AdLINK'), a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick's European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG ('United Internet'), AdLINK's largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick's option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003. During the three months ended June 30, 2002 and March 31, 2002, AdLINK did not achieve EBITDA-positive results. AdLINK's results for the three months ended September 30, 2002 were not publicly available as of the date of this filing.

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

@PLAN

    On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings Inc. ('NetRatings'), a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock. The approximately $6.1 million value of the shares of NetRatings common stock has been determined based on these shares' average market prices, as quoted on the Nasdaq National Market, for the day before and the day the number of shares due to DoubleClick became irrevocably fixed pursuant to its agreements with NetRatings. DoubleClick recognized a gain of approximately $12.3 million on the sale of the @plan research product line during the nine months ended September 30, 2002, which has been included in 'Gain on sale of businesses, net' in the Consolidated Statements of Operations. DoubleClick's investment in NetRatings is included in 'Investments in affiliates' in the Consolidated Balance Sheets.

ABACUS DIRECT EUROPE

    On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. ('Abacus Direct Europe') joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition. DoubleClick's investment in the joint venture was previously accounted for under the equity method of accounting. DoubleClick acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition. Approximately $4.6 million of the purchase price has been allocated to customer lists, the Abacus Alliance and customer database. These intangibles are being amortized on a straight-line basis over two to five years based on each intangibles' estimated useful life.

NORTH AMERICAN MEDIA BUSINESS

    On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. ('L90'). Upon completion of the transaction, L90 was renamed MaxWorldwide, Inc. ('MaxWorldwide'). In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results, for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. As a result of this transaction, DoubleClick recognized a gain of $8.1 million during the third quarter of 2002 which has been included in 'Gain on sale of businesses, net' in the Consolidated Statements of Operations.

    On August 13, 2002, MaxWorldwide repurchased 5,596,972 shares of its common stock. As the result of this repurchase, DoubleClick's ownership percentage increased to 19.8%.

    DoubleClick accounts for this investment under the equity method of accounting. The investment is included in 'Investments in affiliates' in the Consolidated Balance Sheets. MaxWorldwide's results for the three months ended September 30, 2002 were not publicly available as of the date of this filing. DoubleClick will report its share of MaxWorldwide's results on a 90-day lag.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

    Revenues and gross profit by segment are as follows:

                              THREE MONTHS ENDED SEPTEMBER 30, 2002     THREE MONTHS ENDED SEPTMEBER 30, 2001
                             ---------------------------------------   ----------------------------------------
                             TECHNOLOGY    DATA     MEDIA     TOTAL    TECHNOLOGY    DATA      MEDIA     TOTAL
                             ----------    ----     -----     -----    ----------    ----      -----     -----
                                         (IN THOUSANDS)                             (IN THOUSANDS)
Revenue....................   $45,098     $26,811   $3,130   $75,039    $48,533     $24,130   $22,249   $94,912
Intersegment elimination...      (277)       (137)      --      (414)    (1,858)       (361)       --    (2,219)
                              -------     -------   ------   -------    -------     -------   -------   -------
Revenue from external
  customers................   $44,821     $26,674   $3,130   $74,625    $46,675     $23,769   $22,249   $92,693
                              -------     -------   ------   -------    -------     -------   -------   -------
                              -------     -------   ------   -------    -------     -------   -------   -------
Segment gross profit.......   $28,102     $19,644   $  768   $48,514    $29,309     $17,334   $ 6,289   $52,932
                              -------     -------   ------   -------    -------     -------   -------   -------
                              -------     -------   ------   -------    -------     -------   -------   -------
Data commission fee........                                     (137)                                      (127)
                                                             -------                                    -------
Consolidated gross
  profit...................                                  $48,377                                    $52,805
                                                             -------                                    -------
                                                             -------                                    -------

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

    DoubleClick TechSolutions revenue decreased 7.1% to $45.1 million for the three months ended September 30, 2002 from $48.5 million for the three months ended September 30, 2001. DoubleClick TechSolutions gross margin was 62.3% for the three months ended September 30, 2002 and 60.4% for the three months ended September 30, 2001. The decrease in DoubleClick TechSolutions revenues was primarily the result of overall decreases in the volume of impressions delivered to customers, partially offset by a favorable shift in product mix and acquisition-related growth in our email business associated with our purchases of FloNetwork and MessageMedia. The increase in gross margin was primarily attributable to the reduction in depreciation expense resulting from our extension of the useful life of our ad delivery hardware and software from three to four years to recognize depreciation expense over the remaining time that the assets will be in service. In addition, we renegotiated many of our contracts with our Internet service providers, which also contributed to the increase in gross margin.

    In response to general economic conditions, many companies have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending and increased the overall level of pricing pressure we face. As a result of these trends of decreases in online advertising spending among our customers, we anticipate slight decreases in both the absolute dollar amount of TechSolutions revenues and gross profit during the fourth quarter of 2002.

DOUBLECLICK DATA

    DoubleClick Data revenue has historically been derived primarily from its Abacus division, which provides services such as prospecting lists, housefile scoring and list optimization to the direct marketing industries. Following the acquisition of @plan.inc in February 2001, we created a separate Research division within DoubleClick Data designed to offer market research analysis tools that provide advertisers, brand marketers and e-businesses with analyses of online advertising campaigns, consumer behavior and purchasing patterns. Research revenue was derived primarily from the sale of annual subscriptions to its market research systems. DoubleClick Data cost of revenue includes expenses associated with maintaining and updating the Abacus database, the technical infrastructure to produce our products and services, facility and personnel related expenses to operate and support our production environment, and subscriptions to third party providers of lifestyle and demographic data that is used to supplement our transaction-based database.

    On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock, valued at approximately $6.1 million. Revenue and gross profits recognized by the @plan research product line were approximately $2.0 million and $0.4 million, respectively, for the three months ended September 30, 2001.

    On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing catalog industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick's Consolidated Statements of Operations from the date of acquisition.

    DoubleClick Data revenue increased 11.1% to $26.8 million during the three months ended September 30, 2002 from $24.1 million for the three months ended September 30, 2001. Gross margin increased from 71.8% for the three months ended September 30, 2001 to 73.3% for the three months ended September 30, 2002.

    DoubleClick Data's results represent an increase in revenues generated from the Abacus U.S. business of $2.3 million and revenues generated from Abacus Direct Europe of $2.4 million, offset by the sale of the @plan research product line in May 2002.

    The increase in gross margin was primarily attributable to the reduction in data costs and depreciation expense on production equipment and a decrease in consulting and survey fees, in addition to growing revenues from the Abacus division. DoubleClick expects fourth quarter revenue and gross profit for DoubleClick Data to decrease compared to the three months ended September 30, 2002 as the third quarter is normally Abacus' busiest season as mailers commence their fall campaigns.

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

    Revenue for DoubleClick Media decreased 85.9% to $3.1 million for the three months ended September 30, 2002 from $22.2 million for the three months ended September 30, 2001. DoubleClick Media gross margin was 24.5% for the three months ended September 30, 2002 and 28.3% for the three months ended
September 30, 2001. The decrease in DoubleClick Media revenue is a result of the sale of its European and North American Media businesses.

    On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK, a German provider of Internet advertising solutions. Revenue and gross profit recognized by the European Media business prior to its sale was $4.5 million and $1.6 million, respectively, for the three months ended September 30, 2001.

    On July 10, 2002, DoubleClick completed the sale of the North American Media business to L90 (subsequently renamed MaxWorldwide). Revenue recognized by the North American Media business was approximately $0.7 million and $12.5 million for the three months ended September 30, 2002 and 2001, respectively. Gross profits recognized by the North American Media business was approximately $0.3 million and $4.1 million for the three months ended September 30, 2002 and 2001, respectively.

    On March 11, 2002, DoubleClick completed the sale of its email List Services division to infoUSA, Inc. Revenue recognized for the Email List Services division during the three months ended September 30, 2001 was approximately $1.8 million.

    Excluding its European and North American Media businesses, DoubleClick Media revenues and gross profits would have been approximately $5.3 million and $0.7 million, respectively, for the three months ended September 30, 2001.

    As a result of the sale of the North American Media business, DoubleClick anticipates a decrease in absolute dollar amounts of both revenues and gross profits for its Media segment in the fourth quarter of 2002 and for the foreseeable future. Future revenues and gross profits of DoubleClick Media will only consist of the media operations of our consolidated subsidiary, DoubleClick Japan.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $23.2 million or 31.1% of revenue for the three months ended September 30, 2002, and $40.8 million or 44.0% of revenue for the three months ended September 30, 2001. The $17.6 million decrease in sales and marketing expense was primarily attributable to an $8.3 million decrease in compensation and related benefits associated with restructuring related headcount reductions. In addition, sales and marketing expenses were reduced by $2.5 million as a result of lower marketing expenditures, a decline in bad debt expense of $2.4 million, and a reduction in travel and entertainment expenses of $0.8 million. These decreases are commensurate with the decline in our revenues and the level of business activity. We expect the absolute dollar amount of sales and marketing expenses to remain relatively consistent, but to increase as a percentage of revenues in fourth quarter of 2002 due to anticipated lower revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and related benefits, professional services, and other operating expenses associated with our executive, finance, human resources, legal, facilities, and administrative departments. General and administrative expenses were $12.2 million or 16.4% of revenue for the three months ended September 30, 2002, and $16.4 million or 17.7% of revenue for the three months ended September 30, 2001. The $4.1 million decrease in general and administrative expense was primarily the result of overall reductions in professional services fees of $2.8 million and decreases in personnel-related costs of $0.8 million. Decreased professional services fees resulted from a decrease in legal fees and a reduction in consulting fees associated with system conversion and integration. Personnel-related costs declined commensurate with the headcount reductions undertaken as part of our restructuring activities. We expect the absolute dollar amount of general and administrative expenses to decrease significantly as a result of corporate headcount reductions but to only decrease slightly as a percentage of revenues in the fourth quarter of 2002 due to anticipated lower revenues.

PRODUCT DEVELOPMENT

    Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. Product development expenses were $9.4 million or 12.5% of revenue for the three months ended September 30, 2002, and $14.0 million or 15.1% of revenue for the three months ended September 30, 2001. The $4.7 million decrease in product development expenses was primarily the result of decreases in compensation and related benefits for product development personnel of $2.6 million and decreases in outside services fees of $1.0 million and professional fees of $0.6 million. Compensation and related benefits declined as the result of headcount reductions associated with our restructuring activities. The decrease in outside service costs and professional fees were associated with the implementation of tighter cost controls. Although we will continue to concentrate on the efficient allocation of our personnel resources and reduce our reliance on external consultants, we believe that ongoing investment in product development is critical to the attainment of our strategic objectives and, as a result, we expect the absolute dollar amount of product development expenses to remain relatively consistent but to increase as a percentage of revenues during the fourth quarter of 2002 due to anticipated lower revenues.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $3.1 million for the three months ended September 30, 2002 and $2.1 million for the three months ended September 30, 2001. The increase was primarily the result of the amortization of customer lists acquired in various business combinations.

AMORTIZATION OF GOODWILL

    In accordance with SFAS No. 142, goodwill is no longer amortized as of January 1, 2002 but is periodically tested for impairment. Goodwill amortization was approximately $14.4 million for the three months ended September 30, 2001 and primarily related to the goodwill associated with our acquisitions of @plan, Flashbase, Inc. ('Flashbase'), FloNetwork Inc., DoubleClick Scandinavia AB ('DoubleClick Scandinavia') and DoubleClick Japan.

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

    In the third quarter of 2002, based upon the prolonged softness in the economy and the lower than anticipated revenues generated to date and decline in estimates of future performance of DoubleClick's email reporting unit, DoubleClick initiated a third-party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $45.2 million being recorded during the quarter. The fair market value of the email reporting unit was determined based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, and price/revenue multiples of our competitors in the email marketplace.

    DoubleClick continues to evaluate its acquired intangible assets for evidence of impairment. If economic conditions continue to deteriorate and/or our investments do not perform in line with expectations, additional impairment charges related to our acquired intangible assets could be recorded in future periods.

IMPAIRMENT OF INTANGIBLE ASSETS

    In the third quarter of 2002, as a result of the third party valuation of its email reporting unit, the fair value of certain intangibles assets were considered impaired. As a result, DoubleClick recorded an impairment charge of $1.0 million based on the difference between the carrying value and estimated fair value of the intangible assets.

RESTRUCTURING CHARGE

    During the three months ended September 30, 2002, DoubleClick recorded restructuring provisions totaling approximately $23.8 million. This charge included estimated costs of approximately $21.2 million for the accrual of future lease costs, net of estimated sublease income and deferred rent, as well as approximately $2.6 million in severance charges.

    In determining the restructuring charge associated with its future lease commitments, DoubleClick engaged a third party real estate firm to provide it with estimates of the future sublease income for its excess and idle space, which also includes an estimate of the time period required to identify new sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick's facilities are located. This real estate firm also provided estimates of lease termination/buyout fees landlords might charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick's restructuring charge relating to future lease commitments is based on its review of this information. Should market conditions change, this information may be updated.

    DoubleClick will eliminate certain operating expenses totaling approximately $7.0 million on an annualized basis, primarily relating to personnel- and facility-related expenses, as a result of the restructuring initiatives undertaken during the three months ended September 30, 2002. A majority of these reductions are expected to primarily impact sales and marketing and general and administrative expenses. DoubleClick will begin to recognize the full effect of these cost savings in the fourth quarter of 2002.

    DoubleClick is continuing to review its operational performance and may incur additional restructuring charges in the fourth quarter of 2002, principally related to additional facility consolidations.

    As part of its ongoing restructuring activities, DoubleClick recorded additional provisions totaling approximately $5.3 million in the third quarter of 2001. These measures included the involuntary terminations of approximately 170 employees, primarily from the TechSolutions division. This charge included estimated costs of approximately $3.1 million for severance costs associated with this additional work force reduction, approximately $1.6 million in future lease costs, and approximately $0.6 million in other exit costs.

LOSS FROM OPERATIONS

    DoubleClick's operating loss was $69.6 million for the three months ended September 30, 2002 and $103.4 million for the three months ended September 30, 2001. The decrease in its operating loss of $33.8 million is primarily attributable to the decrease in our sales and marketing expenses of $17.6 million, a decrease in goodwill impairment of $18.1 million, and a decrease in goodwill amortization of approximately $14.4 million. This was offset by a increase in restructuring charges of $18.6 million and a decrease in gross profits of approximately $4.4 million. DoubleClick continues to manage its operations with a focus on productivity and manage its headcount accordingly, but due to the general economic and industry trends it may incur future losses from operations.

EQUITY IN INCOME (LOSSES) OF AFFILIATES

    Equity in income (losses) of affiliates was approximately $(0.6) million for the three months ended September 30, 2001. Since the June 26, 2002 acquisition of the remaining 50% interest that DoubleClick did not previously own, the results of operations of Abacus UK have been consolidated into DoubleClick's operations.

IMPAIRMENT OF INVESTMENTS IN AFFILIATES

    In response to the prolonged downturn of the economy in general, and the continued weakness in aggregate online advertising spending in particular, DoubleClick management undertook a review of the recoverability of certain of its investments in the third quarter of 2001. Noting the continued fall in the price of ValueClick stock, management determined that its investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million during the three months ended September 30, 2001, which represented the difference between DoubleClick's carrying value and the estimated fair value of its investment in ValueClick.

    In the third quarter of 2002, DoubleClick determined that the carrying value of certain of its investments, principally its cost-method investments in AdLINK and NetRatings and its equity-method investment in MaxWorldwide were impaired based on the continued decline in the fair market value of these investments. As a result, DoubleClick recorded an impairment charge of $11.7 million, which represented the difference between DoubleClick's carrying value and the estimated fair value of these investments. The estimated fair values of DoubleClick's investments in AdLINK, NetRatings and MaxWorldwide were determined based on the closing market price of their stock on September 30, 2002. Additionally, DoubleClick's cost method investment in the joint venture, DoubleClick Asia, will be liquidated and has no continuing value. As a consequence, DoubleClick wrote-off its entire investment in DoubleClick Asia and recognized an impairment charge of $2.4 million.

GAIN ON THE EXTINGUISHMENT OF DEBT

    In the third quarter of 2002, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $53.6 million in cash. DoubleClick wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million as the result of the early retirement of this debt.

    In the third quarter of 2001, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $13.6 million in cash. DoubleClick wrote off approximately $0.3 million in deferred issuance costs and recognized a gain of approximately $6.4 million as the result of the early retirement of this debt.

INTEREST AND OTHER, NET

    Interest and other, net was $4.6 million for the three months ended September 30, 2002 and $7.0 million for the three months ended September 30, 2001. Interest and other, net primarily included $6.2 million in interest income and $0.6 million in contract termination fee income for the three months ended September 30, 2002, partially offset by $2.6 million of interest expense. Interest and other, net included $10.2 million of interest income for the three months ended September 30, 2001, partially offset by $3.2 million in interest expense. The decrease in interest income was primarily attributable to decreases in average investment yields due to declines in interest rates, offset by an increase in the average quarterly balances of our investments in marketable securities. The decrease in interest expense is directly associated with the repurchase of the Convertible Subordinated Notes during the quarter. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rate of our investments.

PROVISION FOR INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the three months ended September 30, 2002 primarily relates to corporate income taxes of $1.5 million on the earnings of some of our foreign subsidiaries. In addition, DoubleClick recorded federal alternative minimum tax of $0.6 million related to gains on the sale of DoubleClick's North American Media business and on the early extinguishment of debt. DoubleClick also recorded approximately $0.5 million of state and local taxes. For the three months ended September 30, 2001, the provision for income taxes primarily relates to corporate income taxes of $1.0 million on the earnings of some of our foreign subsidiaries and state and local taxes of $0.3 million.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                            NINE MONTHS ENDED SEPTEMBER 30, 2002         NINE MONTHS ENDED SEPTMEBER 30, 2001
                          -----------------------------------------   ------------------------------------------
                          TECHNOLOGY    DATA      MEDIA     TOTAL     TECHNOLOGY    DATA      MEDIA      TOTAL
                          ----------    ----      -----     -----     ----------    ----      -----      -----
                                       (IN THOUSANDS)                               (IN THOUSANDS)
Revenue.................   $143,534    $62,921   $30,250   $236,705    $155,249    $61,683   $102,142   $319,074
Intersegment
  elimination...........     (2,472)      (301)       --     (2,773)     (8,997)      (579)        --     (9,576)
                           --------    -------   -------   --------    --------    -------   --------   --------
Revenue from external
  customers.............   $141,062    $62,620   $30,250   $233,932    $146,252    $61,104   $102,142   $309,498
                           --------    -------   -------   --------    --------    -------   --------   --------
                           --------    -------   -------   --------    --------    -------   --------   --------
Segment gross profit....   $ 93,717    $45,057   $ 9,338   $148,112    $ 99,199    $40,880   $ 32,956   $173,035
                           --------    -------   -------   --------    --------    -------   --------   --------
                           --------    -------   -------   --------    --------    -------   --------   --------
Data commission fee.....                                       (293)                                        (157)
                                                           --------                                     --------
Consolidated gross
  profit................                                   $147,819                                     $172,878
                                                           --------                                     --------
                                                           --------                                     --------

DOUBLECLICK TECHSOLUTIONS

    DoubleClick TechSolutions revenue decreased 7.5% to $143.5 million for the nine months ended September 30, 2002 from $155.2 million for the nine months ended September 30, 2001. DoubleClick TechSolutions gross margin was 65.3% for the nine months ended September 30, 2002 and 63.9% for the nine months ended September 30, 2001. The decrease in DoubleClick TechSolutions revenue was primarily the result of increased levels of price competition and overall decreases in the volumes of impressions delivered to customers. This was slightly offset by a favorable shift in product mix and acquisition-related growth in our email business associated with our purchases of FloNetwork and

MessageMedia. The decrease in TechSolutions revenues reflected in large part the decline in overall online advertising spending. The increase in gross margin was primarily attributable to the reduction in depreciation expense resulting from our extension of the useful life of our ad delivery hardware and software from three to four years to recognize depreciation expense over the remaining time that the assets will be in service. In addition, we renegotiated many of our contracts with our Internet service providers, which also contributed to the increase in gross margin.

    In response to general economic conditions, many companies have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending and increased the overall level of pricing pressure we face. As a result of these trends of decreases in online advertising spending among our customers, we anticipate slight decreases in both the absolute dollar amount of TechSolutions revenues and gross profit during the fourth quarter of 2002.

DOUBLECLICK DATA

    DoubleClick Data revenue increased 2.0% to $62.9 million for the nine months ended September 30, 2002 from $61.7 million for the nine months ended
September 30, 2001. Gross margin increased from 66.3% for the nine months ended September 30, 2001 to 71.6% for the nine months ended September 30, 2002. The increase in DoubleClick Data revenue reflects an increase in revenues from the Abacus U.S. business and revenues generated from Abacus Direct Europe, offset by the sale of the @plan research product line in May 2002. The growth in the Abacus U.S. business represented an increase in list circulation market share and better product penetration within the business to consumer market, as well as continued growth in the business-to-business alliance. The increase in gross margin was due primarily to lower costs associated with DoubleClick Data's data collection and the sale of the @plan research product line.

DOUBLECLICK MEDIA

    Revenue for DoubleClick Media decreased 70.4% to $30.3 million for the nine months ended September 30, 2002 from $102.1 million for the nine months ended September 30, 2001. DoubleClick Media's gross margin was 30.9% for the nine months ended September 30, 2002 and 32.3% for the nine months ended
September 30, 2001. The decrease in DoubleClick Media revenue reflected the sale of its European and North American Media businesses. On January 28, 2002, DoubleClick completed the sale of the European Media business to AdLINK. On
July 10, 2002, DoubleClick completed the sale of the North American Media business to L90, which was renamed MaxWorldwide. Revenues also decreased due to the decline in overall online advertising spending mentioned above. For the nine months ended September 30, 2002 and 2001, revenues derived by the European Media business were $1.1 million and $21.9 million, respectively. Revenue recognized by the North American Media business was approximately $18.0 million and $62.8 million for the nine months ended September 30, 2002 and 2001, respectively. Excluding the European and North American Media businesses, DoubleClick Media revenues would have been $11.2 million and $17.4 million for the nine months ended September 30, 2002 and 2001, respectively.

    DoubleClick Media revenue also decreased due to the departure of the AltaVista Web site from the DoubleClick network. DoubleClick Media revenue for the nine months ended September 30, 2001 included approximately $8.0 million, or 7.8% of DoubleClick Media revenue, for advertising impressions delivered to users of the AltaVista Web site. No such revenue was recognized in DoubleClick Media's results during the nine months ended September 30, 2002.

    Gross margin decreased due to increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions. This decrease was partially offset by lower average site fees remitted to publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions.

    Gross profits recognized by the North American Media business was approximately $6.7 million and $22.7 million for the nine months ended September 30, 2002 and 2001, respectively.

    As a result of the sale of the North American Media business, DoubleClick anticipates significant decreases in absolute dollar amounts of both revenues and gross profits in its Media segment in the fourth quarter of 2002 and for the foreseeable future. Future revenue and gross profits of DoubleClick Media will only consist of the media operations of our consolidated subsidiary, DoubleClick Japan.

OPERATING EXPENSES

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $78.7 million or 33.6% of revenue for the nine months ended September 30, 2002, and $148.2 million or 47.9% of revenue for the nine months ended September 30, 2001. The $69.5 million decrease in sales and marketing expense was primarily attributable to reductions in personnel-related costs of $27.1 million, non-cash compensation paid to former shareholders of DoubleClick Scandinavia of $15.2 million and marketing expenditures of $7.6 million, as well as reductions of travel and entertainment expenses of $4.3 million and rent, utilities, and other overhead costs of $7.1 million. We expect the absolute dollar amount of sales and marketing expenses to remain relatively consistent, but to increase as a percentage of revenues in fourth quarter of 2002 due to anticipated lower revenues.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and related benefits, professional services, and other operating expenses associated with our executive, finance, human resources, legal, facilities, and administrative departments. General and administrative expenses were $36.3 million or 15.5% of revenue for the nine months ended September 30, 2002, and $52.8 million or 17.1% of revenue for the nine months ended September 30, 2001. The $16.5 million decrease in general and administrative expense was primarily the result of overall reductions in professional services fees of $8.7 million and personnel-related costs of $4.8 million. Decreased professional services fees resulted in part from a reduction in legal fees as well as a reduction in consulting fees associated with tighter cost controls in place. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. We expect the absolute dollar amount of general and administrative expenses to decrease significantly as a result of corporate headcount reductions but to only decrease slightly as a percentage of revenues in the fourth quarter of 2002 due to anticipated lower revenues.

PRODUCT DEVELOPMENT

    Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. To date, all product development costs have been expensed as incurred. Product development expenses were $30.7 million or 13.1% of revenue for the nine months ended September 30, 2002, and $42.5 million or 13.7% of revenues for the nine months ended September 30, 2001. The $11.8 million decrease in product development expenses were primarily the result of reductions in compensation and related benefits for product development personnel of $7.6 million, and professional fees of $2.2 million. Compensation and related benefits declined as the result of headcount reductions associated with our restructuring activities. The decrease in professional fees was associated with the implementation of tighter cost controls. Although we will continue to concentrate on the efficient allocation of our resources, we believe that on-going investment in product development is critical to the attainment of our strategic objectives. We expect the absolute dollar amount of product development expenses to remain relatively consistent but to increase as a percentage of revenues during the fourth quarter of 2002 due to anticipated lower revenues.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets consists primarily of customer lists and patents. Amortization expense was $9.3 million for the nine months ended September 30, 2002 and $6.1 million for the nine months ended September 30, 2001. The increase was primarily the result of the amortization of customer lists acquired in various business combinations.

AMORTIZATION OF GOODWILL

    In accordance with SFAS No. 142, goodwill is no longer amortized as of January 1, 2002 but is periodically tested for impairment. Goodwill amortization was approximately $36.3 million for the nine months ended September 30, 2001 related to the acquisitions of @plan, Flashbase, FloNetwork, DoubleClick Scandinavia and DoubleClick Japan.

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

    In the third quarter of 2002, based upon the prolonged softness in the economy and lower than anticipated revenues generated to date and decline in estimates of future performance of DoubleClick's email reporting unit, DoubleClick initiated a third-party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $45.2 million being recorded during the quarter. The fair market value of the email reporting unit was determined based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, and price/revenue multiples of our competitors in the email marketplace.

    DoubleClick continues to evaluate its acquired intangible assets for evidence of impairment. If economic conditions continue to deteriorate and/or our investments do not perform in line with expectations, additional impairment charges related to our acquired intangible assets could be recorded in future periods.

IMPAIRMENT OF INTANGIBLE ASSETS

    In the third quarter of 2002, as a result of the third party valuation of its email reporting unit, the fair value of certain intangibles assets were considered impaired. As a result, DoubleClick recorded an impairment charge of $1.0 million based on the difference between the carrying value and estimated fair value of the intangible assets.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisition of FloNetwork in April 2001, $1.3 million of the purchase price was allocated to in-process research and development projects and charged to operations as the projects had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses.

    We recognized no such charges during the nine months ended September 30, 2002.

RESTRUCTURING AND OTHER CHARGES

    In the nine months ended September 30, 2002, DoubleClick management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 230 employees, primarily from the TechSolutions division, as well as the consolidation of some of its leased office space and the closure of several offices. As a consequence, we recorded a $32.6 million charge to operations during the nine months ended September 30, 2002. This charge included approximately $4.7 million for severance-related payments to terminated employees, and approximately $27.9 million for the write-off of fixed assets, the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded) and other exit charges.

    In determining the restructuring charge associated with its future lease commitments, DoubleClick engaged a third party real estate firm to provide it with estimates of the future sublease income for its excess and idle space, which also includes an estimate of the time period required to identify new sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick's facilities are located. This real estate firm also provided estimates of lease termination/buyout fees landlords may charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick's restructuring charge relating to future lease commitments is based on its review of this information. Should market conditions or other conditions change, this information may be updated.

    DoubleClick expects to eliminate certain operating expenses totaling approximately $18.0 million on an annualized basis, primarily related to personnel- and facility-related expenses, as a result of the restructuring initiatives undertaken during the nine months ended September 30, 2002. A majority of these reductions are expected to primarily impact sales and marketing expenses and general and administrative expenses. DoubleClick will begin to recognize the full effect of these cost savings in the fourth quarter of 2002.

    DoubleClick is continuing to review its operational performance and may incur additional restructuring charges in the fourth quarter of 2002, principally related to facility consolidations.

    During the nine months ended September 30, 2001, as part of a separate restructuring initiative, DoubleClick management took certain actions to further increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 415 employees, primarily from the Media and TechSolutions divisions, as well as the consolidation of some leased office space and the closure of several offices. As a consequence, DoubleClick recorded a $35.9 million charge to operations during the nine months ended September 30, 2001. This charge included approximately $6.9 million for severance-related payments to terminated employees, approximately $10.9 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $15.8 million for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $2.3 million in other exit costs, which included consulting and professional fees related to the restructuring activities and expenses associated with the decision to move the TechSolutions customer support department from New York to Colorado.

LOSS FROM OPERATIONS

    DoubleClick's operating loss was $85.9 million for the nine months ended September 30, 2002 and $213.4 million for the nine months ended September 30, 2001. The decrease in its operating loss of $127.5 million is primarily attributable to the decrease in our sales and marketing expenses of $69.5 million, a decrease in goodwill amortization of $36.3 million, a decrease in goodwill impairment of $18.1 million, a decrease in general and administrative expenses of $16.2 million, and a decrease in product development costs of $11.8 million as a result of our restructuring activities and other cost cutting initiatives during 2001. This was partially offset by a decrease in gross profits of approximately $25.1 million, and an increase in amortization of intangibles of approximately $3.2 million. DoubleClick continues to manage its operations with a focus on productivity and manage its headcount accordingly, but due to the general economic or industry trends it may incur future losses from operations.

EQUITY IN INCOME (LOSSES) OF AFFILIATES

    Equity in income (losses) of affiliates was $0.2 million for the nine months ended September 30, 2002 and $(2.6) million for the nine months ended
September 30, 2001. For the nine months ended September 30, 2002, equity in income (losses) of affiliates was attributable entirely to DoubleClick's 50% interest in the Abacus Direct Europe joint venture. Since the June 26, 2002 acquisition of the remaining 50% interest that DoubleClick did not previously own, the results of operations of Abacus UK have been consolidated into DoubleClick's operations. The increase in equity in income (losses) of affiliates was primarily the result of our investment in ValueClick being accounted for as a marketable security during the nine months ended
September 30, 2002. As a result of the cumulative dilutive effects of ValueClick's issuance of stock in connection with business combinations consummated during 2001, DoubleClick's ownership interest had been reduced to 15.2% as of December 31, 2001. Additional business combinations consummated by ValueClick during 2002 have further reduced DoubleClick's ownership interest to approximately 9%. DoubleClick does not believe that it is able to exercise significant influence over its investment in ValueClick and accordingly, DoubleClick no longer records its proportionate share of ValueClick's results but instead carries this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

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

    We recognized no such gains or losses during the nine months ended September 30, 2002.

IMPAIRMENT OF INVESTMENTS IN AFFILIATES

    As a result of the significant decline in the market value of Internet-based companies and the declining access of these companies to public and private financing, management performed an assessment of the carrying values of its investments in affiliates. In the course of its analysis, DoubleClick determined that the carrying value of its cost-method investment in Return Path was no longer recoverable. As a consequence, DoubleClick wrote off its entire investment in Return Path and recognized an impairment charge of $4.5 million during the second quarter of 2001.

    In the third quarter of 2001, DoubleClick determined that the carrying value of its equity method investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million, which represented the difference between DoubleClick's carrying value and the estimated fair value of its investment in ValueClick. The estimated fair value of DoubleClick's investment in ValueClick was determined based on the closing market price of ValueClick stock on September 30, 2001.

    In the third quarter of 2002, DoubleClick determined that the carrying value of certain of its investments, principally its cost-method investments in AdLINK and NetRatings and its equity-method investment in MaxWorldwide were impaired based on the continued decline in the fair market value of these investments. As a result, DoubleClick recorded an impairment charge of $11.7 million, which represented the difference between DoubleClick's carrying value and the estimated fair value of these investments. The estimated fair values of DoubleClick's investments in AdLINK, NetRatings and MaxWorldwide were determined based on the closing market price of their stock on September 30, 2002. Additionally, DoubleClick's cost method investment in the joint venture, DoubleClick Asia, will be liquidated and has no continuing value. As a consequence, DoubleClick wrote-off its entire investment in DoubleClick Asia and recognized an impairment charge of $2.4 million.

GAIN ON THE EXTINGUISHMENT OF DEBT

    In the third quarter of 2002, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $53.6 million in cash. DoubleClick wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million as the result of the early retirement of this debt.

    In the third quarter of 2001, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $13.6 million in cash. DoubleClick wrote off approximately $0.3 million in deferred issuance costs and recognized a gain of approximately $6.4 million as the result of the early retirement of this debt.

INTEREST AND OTHER, NET

    Interest and other, net was $10.8 million for the nine months ended September 30, 2002 and $18.9 million for the nine months ended September 30, 2001. Interest and other, net included $20.2 million of interest income for the nine months ended September 30, 2002, partially offset by $8.7 million in interest expense. For the nine months ended September 30, 2001, Interest and other, net included $34.7 million of interest income, partially offset by $9.7 million in interest expense. The decrease in interest income was primarily attributable to decreases in average investment yields due to declines in interest rates, offset by increases in the average quarterly balances of our investments in marketable securities. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rates of our investments.

PROVISION FOR INCOME TAXES

    The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the nine months ended September 30, 2002 primarily relates to corporate income taxes of $4.4 million on the earnings of some of our foreign subsidiaries and gain on the sale of DoubleClick's European Media business. In addition, DoubleClick recorded federal alternative minimum tax of $0.6 million related to gains on the sales of DoubleClick's North American Media business and @plan research product line, and gain on early extinguishment of debt. DoubleClick also recorded approximately $1.0 million of state and local taxes. For the nine months ended September 30, 2001, the provision for income taxes primarily relates to corporate income taxes of $2.3 million on the earnings of certain of our foreign subsidiaries and state and local taxes of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

    Operating activities generated $29.9 million for the nine months ended September 30, 2002 and used $18.0 million for the nine months ended
September 30, 2001. Cash provided by operating activities for the nine months ended September 30, 2002 resulted primarily from our net loss, adjusted for non-cash items, and decreases in accounts receivable, prepaid expenses and other assets, and increases in accrued expenses and other current liabilities, offset by decreases in accounts payable. Cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from our net loss, adjusted for non-cash items and decreases in accounts receivable, offset by increases in prepaid expenses and other current assets and decreases in accounts payable, accrued expenses, other liabilities, and deferred revenue.

    Investing activities generated $35.6 million for the nine months ended September 30, 2002 and used $2.0 million for the nine months ending
September 30, 2001. Cash provided by investing activities for the nine months ended September 30, 2002 resulted primarily from the net maturity of some of our investments in marketable securities, cash paid for the purchase of equipment, proceeds placed in escrow in connection with our acquisition of Protagona, restricted cash and the acquisition of businesses and intangible assets, which were partially offset by proceeds received from the sale of the North American Media business and the @plan research product line. Cash used in investing activities for the nine months ended September 30, 2001 resulted primarily from the purchase of equipment and the acquisition of businesses and intangible assets, which was partially offset by the net maturity of some of our investments in marketable securities.

    Net cash used in financing activities was $68.6 million for the nine months ended September 30, 2002 and net cash provided by financing activities was $15.3 million for the nine months ended September 30, 2001. Net cash used in financing activities resulted primarily from repurchase of convertible bonds, purchase of treasury stock, and payments of notes and capital lease obligations offset by proceeds from the issuance of common stock in connection with our employee stock purchase and stock option plans. Cash provided by financing activities for the nine months ended September 30, 2001 resulted primarily from the initial public offering of common stock of our consolidated subsidiary, DoubleClick Japan, and the proceeds from the exercise of stock options and the issuance of common stock, offset by payments of notes and under capital lease obligations, the repurchase of our 4.75% convertible debt and the purchase of treasury stock. We may in the future use available cash to repurchase additional outstanding convertible bonds, although there can be no assurance that we will do so.

    As of September 30, 2002, we had $100.6 million of cash and cash equivalents, $580.4 million in investments in marketable securities and $38.0 million in restricted cash. As of September 30, 2002, our principal commitments consisted of our Convertible Subordinated Notes and our obligations under operating and capital leases. Although we have no material commitments for capital expenditures, we continue to anticipate that our capital expenditures and lease commitments will be a material use of our cash resources consistent with the levels of our operations, infrastructure and personnel.

    We believe that our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of September 30, 2002, our investments in marketable securities had a weighted average time to maturity of 350 days.

    The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of September 30, 2002.

                                                         TIME TO MATURITY
                                               -------------------------------------
                                               ONE YEAR      ONE TO         TWO TO
                                               OR LESS      TWO YEARS     FOUR YEARS     FAIR VALUE
                                               -------      ---------     ----------     ----------
                                                          (IN THOUSANDS)
ASSETS:
Cash and cash equivalents....................  $100,633           --             --       $100,633
Average interest rate........................      1.04%
Fixed-rate investments in marketable
  securities.................................  $268,731     $311,707             --       $580,438
Average interest rate........................      3.99%        3.21%

LIABILITIES:
Convertible subordinated notes...............        --           --       $154,800       $130,232
Average interest rate........................                                  4.75%

    As of September 30, 2002, restricted cash was $38.0 million and the average interest rate associated with this cash was 2.32%. Restricted cash consists of office lease security deposits, amounts held in escrow relating to our acquisition of Protagona plc, and funds to cover our automated clearing house payment function.

    We did not hold derivative financial instruments as of September 30, 2002 and have not held these instruments in the past.

FOREIGN CURRENCY RISK

    We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than the functional currency of DoubleClick and its subsidiaries. The effect of foreign exchange rate fluctuations on operations resulted in net realized and unrealized gains and (losses) of $0.1 million and $(0.9) million for the three and nine months ended September 30, 2002, respectively. This was principally as a result of the strengthening and weakening of the U.S. dollar and its impact upon our U.S. dollar denominated deposits held by our international subsidiaries for the three and nine months ended September 30, 2002, respectively.

    To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2002, we had $43.8 million in cash and cash equivalents denominated in foreign currencies.

    Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

EQUITY RISK

    DoubleClick holds investments in equity instruments of public companies received as a result of certain business transactions, including shares held in ValueClick, NetRatings, AdLINK and MaxWorldwide. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the market value of technology companies in particular. The following represents the cost basis and fair market value of these investments, which are included in as 'Investment in affiliates' on the accompanying Consolidated Balance Sheets.

                                                        AS OF SEPTEMBER 30, 2002
                                                      ----------------------------
                                                                       FAIR MARKET
                                                      COST BASIS          VALUE
                                                      ----------          -----
ValueClick, Inc.....................................    16,608           17,175
NetRatings Inc......................................     2,954            2,954
AdLINK Internet Media AG............................     1,855            1,855
MaxWorldwide, Inc...................................     2,544            2,544

    Certain of DoubleClick's investments have suffered a decrease in value as a result of recent market volatility. As a consequence, DoubleClick wrote-down these investments to their estimated fair value in the third quarter of 2002. We will continue to evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific evaluations. In the event of a determination that a further decline in market value is other than temporary, a charge to earnings will be recorded for all or a portion of the unrealized loss, and a new cost basis in the investment will be established.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES.

    We have incurred net losses each year since inception, including net losses of $265.8 million, $156.0 million and $55.8 million for the years ended
December 31, 2001, 2000 and 1999, respectively. We incurred a net loss of approximately $63.9 million for the nine months ended September 30, 2002 and as of September 30, 2002, our accumulated deficit was $612.5 million. We have not achieved profitability on an annual basis and expect to incur operating losses in the future. We expect to continue to incur significant operating and capital expenditures. We also have lease obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities. As a result of these factors, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM ADVERTISEMENTS AND ADVERTISING SERVICES. A CONTINUED DECREASE IN EXPENDITURES BY ADVERTISERS AND DIRECT MARKETERS OR A CONTINUED DOWNTURN IN THE ECONOMY COULD CAUSE OUR REVENUES TO DECLINE SIGNIFICANTLY IN ANY GIVEN PERIOD.

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

    The revenue outlook for DoubleClick TechSolutions is adversely affected by an environment where the supply of advertising inventory exceeds advertisers' demand. Under these circumstances, Web publishers tend to remove ad space from their Web sites in an effort to correct the supply-demand imbalance; other publishers may cut back on their Web presence or go out of business. Faced with smaller budgets, advertisers and advertising agencies purchase less advertising inventory and tend not to invest as much in Internet advertising. Consequently, the number of ad impressions delivered by DoubleClick TechSolutions may decline or fail to grow or the price that we can charge for our services may decline, which in either case would adversely affect our revenues.

    DoubleClick Data, which provides services to direct marketers, may face similar pressures. Direct marketers may respond to economic downturns by reducing the number of catalogs mailed, thereby possibly reducing the demand for DoubleClick Data's services. If direct marketing activities fail to grow or decline our revenues could be adversely affected.

    We cannot assure you that further reductions in marketing spending will not occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase, or not decrease, from current levels. A continued decline in the economic prospects of marketers or the economy in general could alter current or prospective marketers' spending priorities or increase the time it takes to close a sale with a customer. As a result, our revenues from advertisements and marketing services may decline significantly in any given period.

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

MANY OF OUR CUSTOMERS CONTINUE TO EXPERIENCE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Some of our customers have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to marketing in general and our offerings in particular. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment does not improve, our business, results of operations and financial condition could be materially adversely affected.

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

OUR BUSINESS MODEL IS UNPROVEN, AND WE MAY NOT BE ABLE TO GENERATE PROFITS FROM MANY OF OUR PRODUCTS AND SERVICES.

    A significant part of our business model involves generating revenue by providing digital marketing products and services to direct marketers, publishers and advertisers. The profit potential for our business model has not yet been proven, and we have not yet achieved full-year profitability. The profitability of our business model is subject to external and internal factors. Any single factor or combination of factors could limit the profit potential, long term and short term, of our business model.

    Like other businesses in the marketing and advertising sector, our revenue outlook is sensitive to downturns in the economy, including declines in advertisers' marketing budgets. The profit potential of our business model is also subject to the acceptance of our products and services by direct marketers, publishers and advertisers. Intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace existing techniques, or may feel that our offerings fall short of their needs. If these outcomes occur, it would have an adverse effect on the profit potential of our business model.

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

    Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. These factors could allow them to compete more effectively than we can, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners, advertisers, direct marketers and Web publishers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our products and services or that achieve greater acceptance than our products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising, ad agency, direct marketer and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross profits and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF FUTURE OPERATING PERFORMANCE.

    Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

     direct marketer, publisher and advertiser demand for our products and services;

     Internet user traffic levels;

     number and size of ad units per page on our customers' Web sites;

     downward pricing pressures from current and potential customers for our products and services;

     the introduction of new products or services by us or our competitors;

     variations in the levels of capital, operating expenditures and other costs relating to our operations;

     general seasonal and cyclical fluctuations; and

     general economic and industry conditions.

    We may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall. Our expenses include upgrading and enhancing our ad management and email delivery technology, expanding our product and service offerings, marketing and supporting our products and services and supporting our sales and marketing operations. If we have a shortfall in revenue in relation to our expenses, or if our expenses exceed revenue, then our business, results of operations and financial condition could be materially and adversely affected. These results would likely affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

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

WE MAY NOT BE ABLE TO CONTINUE TO GROW THROUGH ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

    Our business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, FloNetwork, MessageMedia and Protagona. We may continue to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow our business. From time to time we have had discussions with other companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify other suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if we agree to buy a company, we cannot assure you that we will be successful in consummating the purchase. If we are unable to continue to expand through acquisitions, our revenue may decline or fail to grow.

    We are also minority investors in several technology companies, including in ValueClick, NetRatings, AdLINK and MaxWorldwide. Our investments have suffered decreases in value as a result of market volatility, and periodically, we have recorded charges to earnings for all or a portion of the unrealized loss due to declines in market value considered to be other than temporary. The market value of these investments may decline in future periods due to the continued volatility in the stock market in general or the market prices of securities of technology companies in particular and we may be required to record further charges to earnings as a result. Further, we cannot assure you that we will be able to sell these securities at or above our cost basis. We have recorded goodwill in connection with a number of our acquired businesses, including MessageMedia, @plan, FloNetwork, DoubleClick Japan and Flashbase. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, we have in the past recognized impairment charges with respect to the goodwill of some acquired businesses. If market conditions require, we may in the future record additional impairments in the value of our acquired businesses.

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

     difficulties in disposing of the excess or idle facilities of an acquired company or business;

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

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS.

    Our DART ad management and DARTmail technology resides in our data centers in multiple locations in the United States and abroad. Continuing and uninterrupted performance of our technology is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our products and services to our customers and result in contract terminations, fee rebates and makegoods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

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

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS.

    Our success and ability to effectively compete are substantially dependent on the protection of our proprietary technologies, patents, trademarks, copyrights and trade secrets, which we protect through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. We cannot assure you that any of our intellectual property rights will be viable or of value in the future.

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

IF WE FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT, WE MAY BE LIABLE FOR DAMAGES AND BE REQUIRED TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS.

    Infringement claims may be asserted against us, which could adversely affect our reputation and the value of our intellectual property rights. From time to time we have been, and we expect to continue to be, subject to claims or notices in the ordinary course of our business, including assertions of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our customers. In particular, we do not conduct exhaustive patent searches to determine whether our technology infringes patents held by others. In addition, the protection of proprietary rights in Internet-related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential during a large part of their prosecution, that provide for technologies similar to ours.

    Third party infringement claims and any resultant litigation, should it occur, could subject us to significant liability for damages, restrict us from using our technology or operating our business generally, or require changes to be made to our technology. Even if we prevail, litigation is time consuming and expensive to defend and would result in the diversion of management's time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar agreements with the third parties asserting these claims. Such agreements, if required, may be unavailable on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we would be required to either cease offering the subject product or change the technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology as an alternative or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED BY LAWSUITS RELATED TO PRIVACY AND OUR BUSINESS PRACTICES.

    We have been a defendant in several lawsuits alleging, among other things, that we unlawfully obtain and use Internet users' personal information and that our use of cookies violates various laws. We have been the subject of an inquiry involving the attorneys general of several states relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, Internet users. These situations were resolved in 2002. However, we may in the future be subject to additional claims or regulatory inquiries. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

    As of September 30, 2002, we had 135,873,394 shares of common stock outstanding, excluding 17,921,858 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.04 to $1,272.35 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce prevailing market prices for our common stock.

                         RISKS RELATED TO OUR INDUSTRY

ADVERTISERS MAY BE RELUCTANT TO DEVOTE A PORTION OF THEIR BUDGETS TO INTERNET ADVERTISING AND DIGITAL MARKETING PRODUCTS AND SERVICES.

    Companies doing business on the Internet, including DoubleClick, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising or digital marketing products and services if they perceive the Internet to be a limited or ineffective marketing medium. Any shift in marketing budgets away from digital marketing products or services or Internet advertising spending could materially and adversely affect our business, results of operations or financial condition.

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

DEMAND FOR OUR PRODUCTS AND SERVICES MAY DECLINE DUE TO THE PROLIFERATION OF SOFTWARE DESIGNED TO PREVENT THE DELIVERY OF INTERNET ADVERTISING ON THE WEB OR THROUGH EMAILS OR BLOCK THE USE OF COOKIES.

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

OUR BUSINESS MAY SUFFER IF THE WEB INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON US.

    Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security and timely development of enabling products, such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on us as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our products and services accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. These outages and delays could impact the advertisers, Web publishers and direct marketers using our products and services.

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

ITEM 4. CONTROLS AND PROCEDURES

    a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner and when required, and are effective to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2002 and the quarter ended March 31, 2002 and in our Current Report on Form 8-K filed on April 3, 2002, DoubleClick was a defendant in class action lawsuits concerning Internet user privacy and data collection and other business practices in both state and federal court. On March 29, 2002, the parties issued a joint press release outlining the terms of a settlement of these lawsuits. The court gave final approval of the settlement at a hearing held on May 21, 2002 and the judge signed a Final Judgment and Order of Dismissal of the actions on May 23, 2002. One person objected to the settlement and filed a notice of appeal of the court's order on June 19, 2002, which was dismissed pursuant to a settlement agreement with plaintiffs. These lawsuits have all been dismissed with prejudice. On October 16, 2002, the action brought by the State's Attorney of Cook County, Illinois was dismissed with prejudice pursuant to a settlement agreement between the parties.

    As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2002 and the quarter ended March 31, 2002 and in our Current Report on Form 8-K filed on August 30, 2002, DoubleClick's ad serving and data collection practices were the subject of inquiries by the attorneys general of several states. These inquiries were resolved by an agreement between DoubleClick and the attorneys general of ten states. On August 26, 2002, the Company issued a press release outlining the terms of this settlement.

    As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, and in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2002 and the quarter ended March 31, 2002, following the announcement of our proposed merger with NetGravity on July 27, 1999, a complaint, styled as a class action, was filed in the San Mateo County, California, Superior Court against NetGravity and several of its directors. The complaint alleged that the directors of NetGravity breached their fiduciary duties to NetGravity's stockholders in connection with the negotiation of the proposed merger. On August 16, 2002, the court gave final approval of the settlement between the parties.

    As previously disclosed in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2002 and the quarter ended March 31, 2002, in April 2002, a consolidated amended class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming DoubleClick and certain of its officers and directors and certain underwriters of DoubleClick's follow-on offerings as defendants. We and some of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation and manipulative practices. This action seeks, among other things, unspecified damages and costs, including attorneys' fees. In October 2002, the action was dismissed against our officers and directors without prejudice. However, claims against the Company remain. DoubleClick, along with other issuer defendants, have filed a motion to dismiss the complaint, which is currently pending before the court. We believe that the claims asserted by these lawsuits are without merit, and intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) Exhibits

        NUMBER                         DESCRIPTION
        ------                         -----------
        10.17  -- Severance Agreement, dated as of November 1, 2002, between DoubleClick Inc. and Christopher Saridakis
        99.1   -- Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
        99.2   -- Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

    We filed a Current Report on Form 8-K, Items 5 and 7, on August 30, 2002, attaching the press release we issued on August 26, 2002 announcing that DoubleClick and the Attorneys General from 10 states had reached an agreement to end the investigation into our ad serving practices. The Attorneys General of New York, which led the investigation, Arizona, California, Connecticut, Massachusetts, Michigan, New Jersey, New Mexico, Vermont and Washington signed onto the agreement.

    We filed a Current Report on Form 8-K, Items 5 and 7, on July 11, 2002, announcing that on July 10, 2002, DoubleClick Inc. and L90, Inc. completed a transaction whereby L90, Inc. acquired DoubleClick's North American Media business, pursuant to an Agreement and Plan of Merger, dated as of June 29, 2002, by and among MaxWorldwide, Inc., L90, Inc., DoubleClick, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002                   DOUBLECLICK INC.

                                          By:         /s/ CORY A. DOUGLAS
                                              ..................................
                                                       CORY A. DOUGLAS
                                                 VICE PRESIDENT, FINANCE AND
                                                    CORPORATE CONTROLLER
                                                (CHIEF ACCOUNTING OFFICER AND
                                                  DULY AUTHORIZED OFFICER)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

    I, Kevin P. Ryan, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of DoubleClick
    Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ KEVIN P. RYAN
                                           .....................................
                                                      KEVIN P. RYAN
                                                 CHIEF EXECUTIVE OFFICER

Dated: November 14, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

    I, Bruce Dalziel, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of DoubleClick
    Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ BRUCE DALZIEL
                                           .....................................
                                                      BRUCE DALZIEL
                                                 CHIEF FINANCIAL OFFICER

Dated: November 14, 2002

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
  ---                        ----------------------
10.17     Severance Agreement, dated as of November 1, 2002, between
            DoubleClick Inc. and Christopher Saridakis
99.1      Certification of Chief Executive Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
99.2      Certification of Chief Financial Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'
 The section symbol shall be expressed as............................... 'SS'