Form 10-K
period 2002-12-31
DOUBLECLICK INC
filed 2003-03-27
CIK 1049480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from to .

Commission file number 000-23709

DoubleClick Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3870996
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

450 West 33rd Street, 16th Floor

New York, New York 10001
(212) 683-0001
(Address, including Zip Code and Telephone Number,
including Area Code of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $901,525,552 (based on the last reported sale price on the NASDAQ National Market on that date). As of March 26, 2003 there were 136,671,818 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

DOUBLECLICK INC.

2002 FORM 10-K ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

      This report contains forward-looking statements relating to future events and our future performance within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this annual report on Form 10-K and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we may choose not to do so even if our estimates change.

PART I

Item 1.	Business Overview

      We are a leading provider of products and services used by direct marketers, Web publishers and advertisers to plan, execute and analyze their marketing programs. Combining marketing technology and data expertise, our products and services help our customers optimize their advertising and marketing campaigns online and through direct mail. We offer a broad array of marketing technology and data products and services to our customers to allow them to address the full range of the marketing process, from pre-campaign planning and testing to execution, measurement and campaign refinements.

      In 2002, we derived our revenues from three business units: TechSolutions, Data (consisting of our Abacus division) and Media. During 2002, we sold our media businesses in a series of transactions. Accordingly, we will not report a DoubleClick Media segment in the future.

      DoubleClick TechSolutions: DoubleClick TechSolutions offers direct marketers, Web publishers and advertisers worldwide industry leading technology solutions for their marketing needs in an increasingly multi-channel world. In 2002, DoubleClick TechSolutions reported revenues of $187.2 million, a decline of 9.6% from 2001. We currently serve ads for over 1,300 clients worldwide. As of December 31, 2002, DoubleClick TechSolutions had also signed up over 290 customers for the DARTmail email delivery technology, which scaled to deliver over 2.4 billion emails in the fourth quarter of 2002.

      Since the successful launch of DoubleClick’s first technology product in 1997, DoubleClick, through our DoubleClick TechSolutions unit, has established a track record of innovation and reliability. With our acquisition of Protagona plc in November 2002, we now offer DoubleClick Ensemble, a campaign management software product and other related products and services. We have also introduced new products and services that provide our customers with additional capabilities and complement our existing products and services.

      The products offered by DoubleClick TechSolutions include our ad management products consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service, a suite of email products based on our DARTmail Service and our analytics and campaign management products and services.

      Our patented DART (Dynamic, Advertising, Reporting and Targeting) ad management technology is the platform for many of these products and services. The DART ad management technology is a sophisticated targeting, reporting and delivery tool, relied upon by our customers to measure campaign performance and provide dynamic ad space inventory management.

•	Ad Management Products.

•	DART For Publishers Service. Since January 1997, our DART for Publishers Service has provided Web publishers with a comprehensive solution for ad inventory management and ad targeting, delivery and reporting. Deploying the DART ad management technology in data centers all over the world, the DART for Publishers Service offers the scalability, reliability and design needed to deliver large volumes of ads. We have enhanced rich media usability for our customers, which allows Web sites to use advanced technology, such as streaming video, downloaded programs that interact instantly with the user and ads that change when the user’s mouse passes over them. During 2002, we have added other advanced capabilities to our DART ad management technology for improved reach and more powerful brand impact, providing marketers with opportunities to generate more revenue and to more easily traffic, target, serve and report on ad campaigns.

•	DART Enterprise Software. DART Enterprise is an online advertising and marketing management licensed software product for Web publishers and merchants. This ad serving software automates critical processes needed to run a successful online marketing business, including sophisticated inventory and order management, precision targeting, dynamic delivery, tracking and detailed campaign reporting. DART Enterprise enables our clients to customize and integrate this product with other key back-end systems. DART Enterprise was known as AdServer prior to March 2002.

•	Advertiser Products.

•	DART for Advertisers. The DART for Advertisers Service, which also uses the DART ad management technology, is a Web-based application that enables advertisers and their agencies to increase their return on investment and to streamline the ad management process through analytical reporting. The DART for Advertisers Service offers effective campaign planning, management and optimization to allow advertisers and their agencies to simplify and control their online ad campaigns, understand their customers and act quickly on knowledge gained.

•	MediaVisor. MediaVisor is a Web-based workflow solution that streamlines the entire media planning, buying and tracking process for agencies and advertisers. MediaVisor can be used as a stand-alone tool or in conjunction with DART for Advertisers or with many existing in-house systems.

•	Email Products. Our suite of email technology products includes both the DARTmail Service, which is a Web-based application, and Unitymail, a licensed software product. Our DARTmail Service enables advertisers and merchants to deliver personalized email communications to their customers for the purposes of building long-term, profitable relationships with their customers. These products and services allow direct marketers and Web publishers to manage and deliver their email marketing campaigns.

•	Campaign Management Products.

•	DoubleClick Ensemble. DoubleClick Ensemble is an integrated campaign management software solution that allows direct marketers to plan and execute their acquisition and retention programs from their desktop. This solution also enables marketers to track and analyze campaigns across multiple response channels and apply the learnings to optimize future marketing efforts. This solution was initially developed by Protagona plc, which we acquired in November 2002.

•	Emerging Products and Services.

•	SiteAdvance. In June 2002, we introduced SiteAdvance, a hosted Web site measurement and analysis solution that provides in-depth marketing analytics connecting Web site metrics with multi-channel marketing data. This tool, which complements our DARTmail and DART for Advertisers products and services, enables direct marketers to understand the interaction between marketing programs, site traffic and online transactions.

•	Strategic Services. In the summer of 2002, we formed a Strategic Services team of marketing professionals and analysts that we expect will help our clients gain insight into marketing problems across numerous areas, including email marketing, online advertising, site analytics and optimization and database marketing.

      DoubleClick TechSolutions’ offerings are backed worldwide by support teams offering service 24 hours a day, seven days a week. Through our professional services group, we provide comprehensive education and consulting services that help our customers maximize the value of our DoubleClick TechSolutions products and services. These consulting services include customizing and extending existing DoubleClick TechSolutions products and services in order to help our customers capitalize on additional revenue opportunities, integrating DoubleClick TechSolutions into existing infrastructure and data assets and training employees on maximizing online advertising effectiveness.

DoubleClick Data

      DoubleClick Data consists of our Abacus division and until May 2002, included our research division. DoubleClick Data generated revenues of $83.3 million in 2002, an increase of 2.5% from 2001 and our Abacus division generated $80.2 million in DoubleClick Data revenues in 2002, an increase of 12% from 2001. Our DoubleClick research business was, until the sale of its key remaining assets to NetRatings, Inc. in May 2002, reported as a part of our DoubleClick Data segment.

      Abacus is a leading provider of information products and services to the direct marketing industry. Abacus’ services help direct marketers, merchants and businesses to increase response rates and profits from their direct mail marketing campaigns. Abacus applies advanced statistical modeling techniques to the Abacus Alliance database of consumer and business purchasing behavior to help the Alliance members acquire and retain customers. Based on this data modeling, Abacus identifies those consumers or businesses most likely to purchase a particular product or service. Alliance members use this data to reach identified consumers and businesses by direct mail and email. Abacus is a cooperative alliance and only those members of the Abacus Alliance that contribute transaction information into the Abacus Alliance database are entitled to the full range of Abacus services.

      Abacus Products for Direct Marketing. Abacus has been primarily a United States based merchant to consumer business. Abacus also maintains the Abacus Alliance for direct marketers in the United Kingdom, which was operated through a joint venture with VNU until June 2002, at which time we acquired VNU’s 50% interest in the joint venture. Abacus also maintains a Business-to-Business Alliance which now has over one billion transactions and helps its members to improve their direct mail targeting and customer segmentation.

      The Abacus Alliance offers a combination of transactional, geographic, demographic and behavioral profile data, enabling marketers to gain a better understanding of consumer behaviors and conduct more effective marketing campaigns. The key products and services we offer to our Abacus Alliance members include the following:

•	Prospecting. Our prospecting service provides a customer with new prospect names ranked according to the likelihood that the consumer will respond to a particular direct marketing offer. The criteria for ranking include recency, frequency, time of year and dollar amount of catalog purchases. This service enables catalog companies to expand their business base and offset consumer attrition.

•	Housefile Modeling. Abacus’ housefile modeling services allow customers to match Abacus Alliance data to their existing customer information. This service offers our clients a ranking of the customers contained in a client’s housefile list according to their propensity to respond. This service also allows clients to select only optimal customers to mail, to reactivate older buyers, activate inquiries, suppress low performing names, cross-sell and replace marginal prospect lists at a lower cost.

•	Direct Mail List Optimization. Like our prospecting service, our list optimization service ranks names on a direct mail list according to likelihood of response. This optimization service enables the customer to identify and target the most likely buyers. This process not only increases the potential profitability of the lists a client currently uses, whether a house list or acquired from another source, but also permits the client to use lists that were previously considered unprofitable by selecting names most likely to generate sales.

      Abacus has additional products that are designed to extend the Abacus modeling techniques, alliance relationships and tools. These products include the following:

•	Business-to-Business Alliance. The Business-to-Business Alliance allows its participants to leverage the combined breadth of member transactional data managed through a cooperative database. Unlike the Abacus Alliance, which focuses on consumer catalog purchases transactional data, the Business-to-Business Alliance is designed for directly marketed business-to-business products and services.

•	ChannelView. ChannelView is a tool designed for the multi-channel marketer to identify which campaigns are driving customers to purchase across multiple channels through access to daily analysis of marketing programs. ChannelView is a Web-based application that allows individual clients to see the results of their direct mail campaigns across multiple order channels, such as from Web sites, catalogs and retail stores.

DoubleClick Media

      Over the course of 2002, we disposed of our media business through a number of transactions. Specifically, in January, we sold our European media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions. As a result of that sale, we currently hold 15% of the outstanding shares of AdLINK. In July, we sold our North American media business to MaxWorldwide, Inc., an independent Internet advertising sales company. As a result of that sale, we currently hold 19.8% of the outstanding shares of MaxWorldwide. In addition, in December 2002, we sold a portion of our interest in DoubleClick Japan to Trans Cosmos Inc., a provider of information technology services in Japan, which reduced our ownership interest from 38.2% to 15.6% of the outstanding shares of DoubleClick Japan. We also operated our media business in Asia (Hong Kong, Taiwan, Korea, China and Singapore) through joint venture partners, which ceased operations in 2002.

      Prior to these dispositions, DoubleClick Media offered to advertisers worldwide a broad range of online media purchasing opportunities to satisfy a variety of marketing objectives. DoubleClick Media also enabled Web publishers worldwide to outsource ad sales for their Web sites to DoubleClick’s ad sales force and to leverage the revenue generating potential of their media by joining DoubleClick’s Web site network.

      DoubleClick Media generated revenues of $32.7 million in 2002, representing a decrease of 74.7% from 2001 due primarily to the dispositions of the media businesses in 2002. Going forward, we will no longer report a DoubleClick Media segment.

Technology Infrastructure

      DoubleClick’s technology infrastructure and operations are built to deliver high availability, performance, security and scalability. We built our systems environment with multiple layers of redundancy to help ensure we meet and exceed any service level agreements with our customers. We utilize multiple hosting and Internet service provider partners to maximize redundancy and diversity. Our server and networking environment is built with the same design criteria.

      Our systems management tools are designed to take full advantage of this robust architecture seamlessly when switching traffic from one server to another, one data center to another and from one Internet service provider to another. We have built in horizontal scaling capabilities where appropriate to help ensure the unlimited scalability. At the same time, the design helps us to minimize the impact of the problems if they occur.

      We have implemented tight change management processes to help ensure the integrity of the production environment. We emphasize the quality of service to our customers by employing internal as well as external monitoring capabilities. We not only provide the 24 hour, seven days a week monitoring for our internal technology environment but also we provide this service from the end-user perspective. We also have a problem resolution process and escalation steps to handle problems we may encounter while monitoring.

Sales and Marketing

North America

      We sell our products and services in the United States through a sales and marketing organization that consisted of 315 employees as of December 31, 2002. These employees are primarily located at our headquarters in New York and also in our offices in other North American cities, including Atlanta, Broomfield (CO), Chicago, Los Angeles, San Francisco and Toronto, Canada. We generally organize the sales force for our TechSolutions products into three teams, each one dedicated to one of our three customer groups: marketers, Web publishers and agencies. Our sales force for our Abacus products and services is generally organized into two teams, one dedicated to the business-to-consumer segment and the other dedicated to the business-to-business segment.

      We conduct comprehensive marketing programs and support our direct sales efforts to actively promote the DoubleClick brand. These programs include public relations, online advertisements, print advertisements, Web advertising seminars, trade shows and ongoing customer communications programs.

International

      Our European operations are based out of our Irish subsidiary located in Dublin, Ireland and our Asian operations are run through our branch office in Hong Kong. We sell our technology products and services through our directly and indirectly owned subsidiaries primarily located in Australia, Canada, France, Germany, Ireland, Spain, the United Kingdom and Hong Kong. In Japan, our technology products and services are sold through DoubleClick Japan, of which we own approximately 15% of the outstanding shares. We operate the international DoubleClick Data business through an indirect wholly-owned subsidiary located in the United Kingdom. Our international sales and marketing organization consisted of 99 employees as of December 31, 2002. Please see our discussion of the risks attendant to our international operations under “Risk Factors” beginning on page 9.

Corporate History; Recent Significant Transactions

      We were incorporated in Delaware on January 23, 1996 as DoubleClick Incorporated, and changed our name to DoubleClick Inc. on May 14, 1996. On February 25, 1998, we completed our initial public offering of common stock, receiving net proceeds of approximately $62.5 million. On December 10, 1998, we received net proceeds of approximately $93.7 million in connection with our first follow-on offering of common stock. On March 16, 1999, we completed the sale of our 4.75% Convertible Subordinated Notes due 2006 through a private offering under Rule 144A, and received approximately $244.7 million in net proceeds. On April 2, 1999, we paid to stockholders of record on March 22, 1999 a stock dividend of one share of common stock for each share held. On January 10, 2000, we paid to stockholders of record as of December 31, 1999 a stock dividend of one share of common stock for each share held. On February 24, 2000, we received net proceeds of approximately $502.9 million in connection with a follow-on offering of common stock. During 2002, our service and product offerings were grouped into three segments for financial reporting: DoubleClick TechSolutions, DoubleClick Data and DoubleClick Media. Going forward our product and service offerings will be grouped into two segments for financial reporting: DoubleClick TechSolutions and DoubleClick Data and we will no longer report a DoubleClick Media segment.

      During 2002, we made acquisitions of certain complimentary businesses, and disposed of certain of our non-strategic businesses. Specifically, on January 18, 2002, we acquired MessageMedia, Inc., a provider of permission-based, email marketing and messaging products and services. On June 26, 2002, we acquired the remaining 50% of the Abacus Direct Europe joint venture that we did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. In addition, on November 4, 2002, we acquired Protagona plc, a campaign management software company based in the United Kingdom. On January 28, 2002, we sold our European media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions, and on July 10, 2002, we sold our North American Media business to MaxWorldwide, Inc., an independent Internet advertising sales company. On December 26,

2002, we also sold a portion of our interest in DoubleClick Japan to Trans Cosmo Inc., a provider of information technology services in Japan.

      Our Internet address is www.doubleclick.net. We make available free of charge on our Internet Web Site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      See Note 19 to the Consolidated Financial Statements for revenues and gross profit attributable to each of our lines of business and revenues and long-lived asset information by geographic area.

Competition

      The market for marketing technology and data products and services is very competitive. We expect this competitive environment to continue in some of our businesses due to low barriers to entry. Competition may also increase as a result of industry consolidation.

      We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

•	the timing and acceptance of new products and services and enhancements to existing products and services developed either by us or our competitors;

•	customer service and support efforts;

•	our ability to adapt and scale our technology, and develop and introduce new technologies, as customer needs change and grow;

•	sales and marketing efforts;

•	the features, ease of use, performance, price and reliability of products and services developed either by us or our competitors; and

•	the relative impact of general economic and industry conditions on either us or our competitors.

      DoubleClick TechSolutions’ ad management products and services compete with providers of outsourced ad management services and ad serving software and related services as well as inhouse solutions. TechSolutions’ email delivery products and services compete with other providers of email delivery and inhouse solutions, including providers of email delivery software and related services.

      DoubleClick Data, through the Abacus division, competes with a broad range of companies that provide information products and marketing research services to the direct marketing industry. Our Abacus division also competes with data aggregation companies for a share of our customers’ marketing data budgets.

      In addition, customer relationship management companies offer products and services that compete functionally with those offered by several of DoubleClick’s business units. DoubleClick TechSolutions and DoubleClick Data also compete with companies engaged in marketing analytics and marketing automation.

Privacy and Data Protection

      We have been a leader in promoting consumer privacy and are committed to enhancing consumer understanding of the technologies that are used to provide information to marketing technology and data companies like DoubleClick. Our Chief Privacy Officer leads our privacy and data protection efforts. Our privacy team focuses on ensuring that we are effectively implementing our privacy policies and procedures, works with our clients to institute and improve their privacy procedures and educates our customers and the industry about our leadership with regard to privacy.

      In 2000, we created a Privacy Advisory Board consisting of consumer advocates, security experts and authorities in the field of online privacy. The Privacy Advisory Board makes recommendations about how we can improve privacy procedures through the adoption of policies aimed at protecting the privacy interests of consumers online. In addition, we conduct periodic reviews of our data protection practices.

Seasonality and Cyclicality

      We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick TechSolutions business, and the direct marketing industry generally compiles more customer data in the third calendar quarter, which directly affects our DoubleClick Data business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising. Expenditures by direct marketers and advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. We believe that our email technology business may experience seasonal patterns similar to those of the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues during the calendar year-end months. If these patterns continue our revenue may be affected by these fluctuations. Our revenue has in the past and may in the future be materially affected by a decline in the economic prospects of our customers or in the economy or our industry in general, which could alter our current or prospective customers’ spending priorities or budget cycles or extend our sales cycle.

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

      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include, among others, DOUBLECLICK®, DART®, DARTMAIL®, ABACUSTM, DOUBLECLICK ENSEMBLETM, SITEADVANCETM and CHANNELVIEWTM. We have applied to register our trademarks in the United States and internationally. We have received registrations for the marks DOUBLECLICK, DART, DARTMAIL and the Abacus logo and have applied for registrations of others. We cannot assure you that any of our current or future patent applications or trademark or service mark applications will be approved. In addition, we have licensed, and may license in the future, our trademarks, trade dress and similar proprietary rights to third parties.

      In order to secure and protect our proprietary rights, we generally enter into confidentiality, proprietary rights and license agreements, as appropriate, with our employees, consultants and business and technology partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our proprietary rights are sufficient to prevent misappropriation of our products and services, technologies or intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary or intellectual property rights as fully as in the United States. In addition, we cannot assure you that we will be able to adequately enforce the contractual arrangements that we have entered into to protect our proprietary technologies and intellectual property.

      Third parties have asserted, and may in the future assert, infringement claims against us, which could adversely affect the value of our proprietary rights, our intellectual property and our reputation. Such claims could subject us to significant liability for damages, and we could be restricted from using our intellectual property. Any claims asserted by third parties or litigation instituted by third parties may also result in limitations on our ability to use our intellectual property, unless we enter into arrangements with third parties responsible for such claims, which may not be available on commercially reasonable terms, if at all.

EMPLOYEES

      As of December 31, 2002, we employed 1,111 persons, including 414 in sales and marketing, 213 in engineering and product development, 321 in technology operations, customer support and consulting and customer support, and 163 in general administration. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

RISK FACTORS

      As indicated in this annual report on Form 10-K under the caption “Cautionary Note Regarding Forward-Looking Statements”, certain of the information contained in this annual report consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

      WE HAVE A LIMITED OPERATING HISTORY AND OUR FUTURE FINANCIAL RESULTS MAY FLUCTUATE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

      We have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including the marketing technology and data businesses. Our risks include:

•	ability to achieve anticipated revenue growth rates;

•	ability to manage our operations;

•	competition;

•	attracting, retaining and motivating qualified personnel;

•	maintaining our current, and developing, new relationships with direct marketers, Web publishers, advertisers and advertising agencies;

•	ability to anticipate and adapt to the changing industry conditions; and

•	ability to develop and introduce new products and services and continue to develop, upgrade and integrate technology.

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

      WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES.

      We have incurred net losses each year since inception, including net losses of $117.9 million, $265.8 million and $156.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, our accumulated deficit was $666.4 million. We have not achieved profitability on an annual basis and expect to incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures. We also have lease obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities. As a result of these factors, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM ADVERTISING SERVICES. A CONTINUED DECREASE IN EXPENDITURES BY DIRECT MARKETERS AND ADVERTISERS OR A CONTINUED DOWNTURN IN THE ECONOMY COULD CAUSE OUR REVENUES TO DECLINE SIGNIFICANTLY IN ANY GIVEN PERIOD.

      We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenue from products and services we provide to direct marketers, Web publishers, advertisers and advertising agencies. Expenditures by direct marketers and advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including online advertising, has been characterized in the last couple of years by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from customers and the reduction of marketing and advertising budgets, especially for online advertising. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased. We cannot assure you that further reductions will not occur.

      The revenue outlook for DoubleClick TechSolutions is adversely affected by an environment where the supply of advertising inventory exceeds advertisers’ demand. Under these circumstances, Web publishers tend to remove ad space from their Web sites in an effort to correct the supply-demand imbalance; other Web publishers may cut back on their Web presence or go out of business. Faced with smaller budgets, advertisers and advertising agencies purchase less advertising inventory and tend not to invest as much in online advertising. Consequently, the number of ad impressions delivered by DoubleClick TechSolutions may decline or fail to grow or the price that we can charge for our services may decline, which in either case would adversely affect our revenues. A decline in the economic prospects of direct marketers or the economy in general would also adversely impact the revenue outlook for our email business.

      DoubleClick Data, which provides products and services to direct marketers, may face similar pressures. Some direct marketers may respond to economic downturns by reducing the number of catalogs mailed, thereby possibly reducing the demand for DoubleClick Data’s services. If direct marketing activities fail to grow or decline our revenues could be adversely affected.

      We cannot assure you that further reductions in marketing spending will not occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase, or not decrease, from current levels. A continued decline in the economic prospects of marketers or the economy in general could alter current or prospective marketers’ spending priorities or increase the time it takes to close a sale with a customer. As a result, our revenues from marketing and advertising may decline significantly in any given period.

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

MANY OF OUR CUSTOMERS CONTINUE TO EXPERIENCE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Some of our customers have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to marketing in general and our offerings in particular. These customers may not be able to discharge their payment and other obligations to

us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current business environment for our customers does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, failure of our customers to comply with federal, state or local laws or the Company’s policies could damage our reputation and adversely affect our business, results of operations or financial condition.

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

OUR BUSINESS MODEL IS UNPROVEN, AND WE MAY NOT BE ABLE TO GENERATE PROFITS FROM MANY OF OUR PRODUCTS AND SERVICES.

      A significant part of our business model involves generating revenue by providing marketing technology and data products and services to direct marketers, Web publishers and advertisers. The profit potential for our business model has not yet been proven, and we have not yet achieved full-year profitability. The profitability of our business model is subject to external and internal factors. Any single factor or combination of factors could limit the profit potential, long term and short term, of our business model.

      Like other businesses in the marketing and advertising sectors, our revenue outlook is sensitive to downturns in the economy, including declines in advertising and marketing budgets. The profit potential of our business model is also subject to the acceptance of our products and services by direct marketers, Web publishers and advertisers. Intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace existing techniques, or may feel that our offerings fall short of their needs. If these outcomes occur, it would have an adverse effect on the profit potential of our business model.

      Internal factors also influence the profit potential of our business model. In order to be profitable, our revenue must exceed the expense incurred by us to run our technology infrastructure, research and development, sales and marketing and all other operations. Our failure to achieve these results would adversely affect the profit potential of our business model.

MISAPPROPRIATION OF CONFIDENTIAL INFORMATION COULD CAUSE US TO LOSE CUSTOMERS.

      We currently retain highly confidential information of our customers in secure database servers. Although we observe security measures throughout our operations, we cannot assure you that we will be able to prevent unauthorized individuals from gaining access to these database servers. Any unauthorized access to our servers, or abuse by our employees, could result in the theft of confidential customer information. If confidential customer information is compromised, we could lose customers or become subject to litigation and our reputation could be harmed, any of which could materially and adversely affect our business and results of operations.

COMPETITION IN DIRECT MARKETING, ONLINE ADVERTISING AND RELATED PRODUCTS AND SERVICES IS INTENSE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

      The market for marketing technology and data products and services is very competitive. We expect this competition to continue because there are low barriers to entry for some of our businesses. Also, industry consolidation may lead to stronger, better capitalized entities against which we must compete. We expect that we will encounter additional competition from new sources as we expand our product and service offerings.

      We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

•	the features, performance, price and reliability of products and services offered either by us or our competitors;

•	the launch timing and market success of products and services developed either by us or our competitors;

•	our ability to adapt and scale our products and services, and to develop and introduce new products and services that respond to market needs;

•	our ability to adapt to evolving technology and industry standards;

•	our customer service and support efforts;

•	our sales and marketing efforts; and

•	the relative impact of general economic and industry conditions on either us or our competitors.

      Our divisions face competition from a variety of sources. DoubleClick TechSolutions competes with providers of software and service bureau solutions for the delivery of Web ads and email for direct marketers, Web publishers and advertisers as well as with inhouse solutions. We also compete with providers of email delivery and inhouse solutions, including providers of email delivery software and related services.

      DoubleClick Data competes with data aggregation companies and providers of information products and marketing research services to the direct marketing industry. We also compete indirectly with others, such as providers of customer relationship management services, companies engaged in providing analytic services and other companies that facilitate marketing automation.

      Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. These factors could allow them to compete more effectively than we can, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners, direct marketers, Web publishers and advertisers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our products and services or that achieve greater acceptance than our products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective direct marketer, Web publisher, advertising and ad agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross profits and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF FUTURE OPERATING PERFORMANCE.

      Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	direct marketer, Web publisher and advertiser demand for our products and services;

•	Internet user traffic levels;

•	number and size of ad units per page on our customers’ Web sites;

•	downward pricing pressures from current and potential customers for our products and services;

•	the introduction of new products or services by us or our competitors;

•	variations in the levels of capital, operating expenditures and other costs relating to our operations;

•	the size and timing of significant pre-tax charges, including for goodwill impairment, the write-down of assets and restructuring charges, such as costs for severance and idle facilities;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general seasonal and cyclical fluctuations; and

•	general economic and industry conditions.

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

      Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects the DoubleClick TechSolutions business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising. The direct marketing industry generally uses our data services more in the third calendar quarter based on plans for holiday season mailings, which directly affects the DoubleClick Data business. The email technology business may experience seasonal patterns similar to the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues during the calendar year-end months.

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

WE MAY NOT BE ABLE TO CONTINUE TO GROW THROUGH ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

      Our business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, FloNetwork, MessageMedia and Protagona. We may continue to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow our business. From time to time we have had discussions with other companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify other suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if we agree to buy a company, technology or other assets, we cannot assure you that we will be successful in consummating the purchase. If we are unable to continue to expand through acquisitions, our revenue may decline or fail to grow.

      We are also minority investors in a few technology companies, including AdLINK, MaxWorldwide and DoubleClick Japan. Our investments have decreased in value as a result of market volatility, and periodically, we have recorded charges to earnings for all or a portion of the unrealized loss due to declines in market value considered to be other than temporary. The market value of these investments may decline in future periods due to the continued volatility in the stock market in general or the market prices of securities of technology companies in particular and we may be required to record further charges to earnings as a result. Further, we cannot assure you that we will be able to sell these securities at or above our cost basis. We have recorded goodwill in connection with a number of our acquired businesses, including MessageMedia, FloNetwork and Flashbase. As a result of significantly lower than-expected revenues generated to date and considerably reduced estimates of future performance, we have in the past recognized impairment charges with respect to the goodwill of some acquired businesses. If market conditions require, we may in the future record additional impairments in the value of our acquired businesses.

WE MAY NOT MANAGE THE INTEGRATION OF ACQUIRED COMPANIES SUCCESSFULLY OR ACHIEVE DESIRED RESULTS.

      As a part of our business strategy, we have in the past, and could in the future enter into a number of business combinations and acquisitions. Acquisitions are accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to technology and other integration;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the inability to develop new products and services that combine our knowledge and resources and our acquired businesses or the failure for a demand to develop for the combined companies’ new products and services;

•	potential failure to achieve additional sales and enhance our customer base through cross-marketing of the combined company’s products to new and existing customers; and

•	potential unknown liabilities associated with acquired businesses.

      We may not succeed in addressing these risks or other problems encountered in connection with these business combinations and acquisitions. If so, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS.

      Our DART ad management and DARTmail technologies reside in our data centers in multiple locations in the United States and abroad. Continuing and uninterrupted performance of our technology is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer or our ability to deliver a customer’s online marketing campaign. Sustained or repeated system failures would reduce the attractiveness of our products and services to our customers and could result in contract terminations or fee rebates or credits, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

      Our operations are dependent on our ability to protect our computer systems against damage from natural disasters, fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our products or services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our products and services. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts, delays or destroys our operations. Some of our data centers are located at facilities provided by a third party and if these parties are unable to adequately protect our data centers, our business, results of operations and financial conditions could be materially and adversely affected. We are in the process of moving our primary data center from New York to Thornton, Colorado. Any unanticipated problems that may occur during or as a result of this move could adversely affect our systems and harm our business.

WE DEPEND ON THIRD-PARTY INTERNET AND TELECOMMUNICATIONS PROVIDERS, OVER WHOM WE HAVE NO CONTROL, TO OPERATE OUR SERVICES. INTERRUPTIONS IN OUR SERVICES CAUSED BY ONE OF THESE PROVIDERS COULD HAVE AN ADVERSE EFFECT ON REVENUE AND SECURING ALTERNATE SOURCES OF THESE SERVICES COULD SIGNIFICANTLY INCREASE EXPENSES.

      We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in delivering our products and services. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider could be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process could be both expensive and time consuming. In addition, failure of our Internet and related telecommunications providers to provide the data communications capacity in the time frame we require could cause interruptions in the services we provide. Unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our services, causing a loss of revenue and potential loss of customers.

WE ARE DEPENDENT ON KEY PERSONNEL AND ON KEY EMPLOYEE RETENTION AND RECRUITING FOR OUR FUTURE SUCCESS.

      Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. We do not have employment agreements with most of these executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in our industry. We may not be able to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

      We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for some positions.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS.

      Our success and ability to effectively compete are substantially dependent on the protection of our proprietary technologies, patents, trademarks, service marks, copyrights and trade secrets, which we protect through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. We cannot assure you that any of our intellectual property rights will be viable or of value in the future.

      In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART ad management technology. We are currently seeking reissue of this patent, which would limit the scope of the existing patent, and this reissue proceeding is pending before the U.S. Patent and Trademark Office. We cannot assure you that this patent will be reissued. We own other patents, and have patent applications pending for our other technology. We cannot assure you that the patent applications that we have filed in the United States and internationally will be issued or that patents issued or acquired by us now or in the future will be valid and enforceable or provide us with any meaningful protection.

      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include DOUBLECLICK®, DART®, DARTMAIL®, ABACUSTM, DOUBLECLICK ENSEMBLETM, SITEADANCETM AND CHANNELVIEWTM. We have applied to register our trademarks and service marks in the United States and internationally. We cannot assure you that any of these current or future applications will be approved. Even if these marks are registered, these marks may be invalidated or successfully challenged by others. If our trademarks or service marks are not registered because third parties own these marks, our use of these marks will be restricted unless we are able to enter into arrangements with these parties, which may not be available on commercially reasonable terms, if at all.

      We also enter into confidentiality, assignments of proprietary rights and license agreements, as appropriate, with our employees, consultants and business and technology partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, we cannot be certain that the steps we take to prevent unauthorized use of our intellectual property rights are sufficient to prevent misappropriation of our products and services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States. In addition, we cannot assure you that we will be able to adequately enforce the contractual arrangements that we have entered into to protect our proprietary technologies and intellectual property. If we lose our intellectual property rights, this could have a material and adverse impact on our business, financial condition and results of operations.

IF WE FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT, WE MAY BE LIABLE FOR DAMAGES AND BE REQUIRED TO MAKE CHANGES TO OUR TECHNOLOGY OR BUSINESS.

      Infringement claims may be asserted against us, which could adversely affect our reputation and the value of our intellectual property rights. From time to time we have been, and we expect to continue to be, subject to claims or notices in the ordinary course of our business, including assertions of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our customers. We do not conduct exhaustive patent searches to determine whether our technology infringes patents held by others. In addition, the protection of proprietary rights in Internet related industries is inherently uncertain due to the rapidly evolving technological environment. As such, there may be numerous patent applications pending, many of which are confidential during a large part of their prosecution, that provide for technologies similar to ours.

      Third party infringement claims and any resultant litigation, should it occur, could subject us to significant liability for damages, restrict us from using our technology or operating our business generally, or require changes to be made to our technology. Even if we prevail, litigation is time consuming and expensive to defend and would result in the diversion of management’s time and attention. Claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar agreements with the third parties asserting these claims.

Such agreements, if required, may not be available on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we would be required to either cease using the subject product or change the technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology as an alternative or to license the infringed or similar technology on a timely basis, it could materially adversely affect our business, financial condition and results of operations.

OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED BY LAWSUITS RELATED TO PRIVACY, DATA PROTECTION AND OUR BUSINESS PRACTICES.

      We have been a defendant in several lawsuits alleging, among other things, that we unlawfully obtain and use Internet users’ personal information and that our use of cookies violates various laws. We have also been the subject of an inquiry involving the attorneys general of several states relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, Internet users. Although these particular situations were resolved in 2002, we may in the future be subject to additional claims or regulatory inquiries with respect to our business practices. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome may be uncertain.

      Any additional claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resource to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations and harm our reputation.

OUR BUSINESS DEPENDS IN PART ON SUCCESSFUL ADAPTATION OF OUR BUSINESS TO INTERNATIONAL MARKETS, IN WHICH WE HAVE LIMITED EXPERIENCE. FAILURE TO SUCCESSFULLY MANAGE THE RISKS OF INTERNATIONAL OPERATIONS AND SALES AND MARKETING EFFORTS WOULD HARM OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      We have operations in a number of countries and have limited experience in developing localized versions of our products and services and in marketing, selling and distributing our products and services internationally. We sell our technology products and services through our directly and indirectly owned subsidiaries primarily located in Australia, Canada, France, Germany, Spain, Ireland, the United Kingdom and Hong Kong. In Japan, we sell our technology products and services through DoubleClick Japan, of which we own approximately 15%. We also operate the DoubleClick Data business in the United Kingdom.

      Our international operations are subject to other inherent risks, including:

•	the high cost of maintaining international operations;

•	uncertain demand for our products and services;

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	more restrictive data protection regulation;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	difficulties and costs of staffing and managing foreign operations;

•	cultural differences in the conduct of business;

•	political and economic instability;

•	fluctuations in currency exchange rates; and

•	seasonal fluctuations in Internet usage and marketing and advertising spending.

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

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

      Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

•	discourage potential acquisition proposals;

•	delay or prevent a change in control; or

•	impede the ability of our stockholders to change the composition of our board of directors in any one year.

      As a result, it could be more difficult for third parties to acquire us, even if doing so might be beneficial to our stockholders. Difficulty in acquiring us could, in turn, limit the price that investors might be willing to pay for shares of our common stock.

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

      Additionally, in the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past. We may also become involved in this type of litigation. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

      As of December 31, 2002, we had 136,173,715 shares of common stock outstanding, excluding 18,707,691 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce prevailing market prices for our common stock.

RISKS RELATED TO OUR INDUSTRY

DIRECT MARKETERS AND ADVERTISERS MAY BE RELUCTANT TO DEVOTE A PORTION OF THEIR BUDGETS TO MARKETING TECHNOLOGY AND PRODUCTS AND SERVICES OR ONLINE ADVERTISING.

      Companies doing business on the Internet, including DoubleClick, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers’ total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to online advertising or marketing technology and data products and services if they perceive the Internet or direct marketing to be a limited or ineffective marketing medium. Any shift in marketing budgets away from marketing technology and data products or services or online advertising spending could materially and adversely affect our business, results of operations or financial condition.

THE LACK OF APPROPRIATE ADVERTISING MEASUREMENT STANDARDS OR TOOLS MAY CAUSE US TO LOSE CUSTOMERS OR PREVENT US FROM CHARGING A SUFFICIENT AMOUNT FOR OUR PRODUCTS AND SERVICES.

      Because online marketing technology and data products and services remain relatively new disciplines, there are currently no generally accepted methods or tools for measuring the efficacy of online marketing and advertising as there are for advertising in television, radio, cable and print. Many traditional advertisers may be reluctant to spend sizable portions of their budget on online marketing and advertising until there exist widely accepted methods and tools that measure the efficacy of their campaigns.

      We could lose customers or fail to gain customers if our products and services do not utilize the measuring methods and tools that may become generally accepted. Further, new measurement standards and tools could require us to change our business and the means used to charge our customers, which could result in a loss of customer revenues.

IF THE DELIVERY OF INTERNET ADVERTISING ON THE WEB, OR THE DELIVERY OF OUR EMAIL MESSAGES, ARE LIMITED OR BLOCKED, DEMAND FOR OUR PRODUCTS AND SERVICES MAY DECLINE.

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

      We also depend on our ability to deliver emails over the Internet through Internet service providers and private networks. Internet service providers are able to block messages from reaching their users and we do not have, nor are we required to have, agreements with any Internet service providers to deliver emails to their customers. As a result, we could experience periodic temporary blockages of our delivery of emails to their customers, which would limit the effectiveness of our email marketing. Some Internet service providers also use proprietary technologies to handle and deliver email. If Internet service providers materially limit or block the delivery of our emails, or if our technology fails to be compatible with these Internet service providers’ email technologies, then our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of email marketing may decrease as a result of increased consumer resistance to email marketing in general.

NEW LAWS OR REGULATION IN THE UNITED STATES AND INTERNATIONALLY, AND UNCERTAINTIES REGARDING THE APPLICATION OF EXISTING LAWS AND REGULATIONS, COULD HARM OUR BUSINESS.

      Laws applicable to Internet communications, e-commerce, Internet advertising, privacy and data protection, direct marketing and emailing marketing are becoming more prevalent in the United States and worldwide. For example, various U.S. state and foreign governments may attempt to regulate our ad delivery or levy sales or other taxes on our activities, and several states and foreign countries have enacted legislation regulating the sending of unsolicited emails.

      In addition, many areas of the law affecting the Internet remain largely unsettled, even in areas where there has been some legislative action. It is difficult to determine whether and how existing laws such as those governing intellectual property, privacy and data protection, libel and taxation apply to the Internet, online marketing and advertising and our businesses.

      The growth and development of Internet commerce has prompted calls for more stringent consumer protection laws, both in the United States and abroad. These proposals may seek to impose additional burdens on companies conducting business over the Internet. Potential limitations on the collection and use of information relating to Internet users, particularly relating to email marketing, are being considered by legislatures and regulatory agencies in the United States and internationally. We are unable to predict whether any particular proposal will pass, or the nature of the limitations that may be imposed. In addition, it is possible that changes to existing law, including both amendments to existing laws and new interpretations of existing law, could have a material and adverse impact on our business, financial condition and results of operations.

      The following are examples of legislation enacted or currently being considered in the United States and internationally:

•	Legislation has been enacted in some countries and proposed in the United States to regulate the use of cookie technology. Our technology uses cookies for ad targeting and reporting, among other things. The changes required for us to comply with newly imposed requirements may be commercially unfeasible, or simply unattainable. We may, therefore, be required to discontinue the relevant business practice.

•	Data protection officials in some European countries have asserted that Internet protocol addresses and cookies are intrinsically personally-identifiable information thereby subject to privacy standards that may be more stringent than those in the U.S. We cannot assure you that our current policies and procedures would meet these more restrictive standards. The cost of such compliance could be material and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

•	Legislation has been enacted by some foreign governments and several U.S. states to prohibit or restrict the sending of ‘unsolicited commercial email’ and similar U.S. federal legislation has been proposed several times in recent years. Although our email delivery is consent-based, it is possible that existing or future legislation in some jurisdictions may require us to change our current practices or may subject us to increased liabilities.

•	The impending expiration of a provision of the federal Fair Credit Reporting Act, or FCRA, may lead to a wave of new restrictions on the collection, use and disclosure of information about consumers. The FCRA currently prohibits U.S. states and localities from enacting new laws affecting certain uses and disclosures of consumer information. This provision is presently set to expire on January 1, 2004. If the provision is not extended, state and local governments may be permitted to enact new restrictions that could increase the costs of marketing and offering credit to consumers. Such restrictions could depress advertising spending, the overall demand for our products and services and could adversely affect our business, results of operations and financial condition, in particular the DoubleClick Data business.

      Any legislation enacted or regulation issued could dampen the growth and acceptance of our industry in general and of our offerings in particular. Our business could be negatively impacted by new laws or regulations applicable to direct marketing or the Internet, the application of existing laws and regulations to direct marketing or the Internet or the application of new laws and regulations to our business. In response to evolving legal requirements, we may be compelled to change or discontinue an existing offering, business or business model, or to cancel a proposed offering or new business. Any of these circumstances could have a material and adverse impact on our business, financial condition and results of operations. These changes could also require us to incur significant expenses, and we may not find ourselves able to replace the revenue lost as a consequence of the changes.

      We are a member of the Network Advertising Initiative and the Direct Marketing Association, both industry self-regulatory organizations. We cannot assure you that these organizations or similar organizations will not adopt additional, more burdensome guidelines, compliance with which could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS MAY SUFFER IF THE WEB INFRASTRUCTURE IS UNABLE TO EFFECTIVELY SUPPORT THE GROWTH IN DEMAND PLACED ON US.

      Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security and timely development of enabling products, such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on us as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our products and services accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. These outages and delays could impact the direct marketers, Web publishers and advertisers using our products and services.

DOUBLECLICK DATA IS DEPENDENT ON THE SUCCESS OF THE DIRECT MARKETING INDUSTRY FOR OUR FUTURE SUCCESS.

      The future success of DoubleClick Data is dependent in large part on the continued demand for our services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to us. Most of our Abacus customers are large consumer merchandise catalog operators in the United States, with a growing number of operators in the United Kingdom. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalog operators from the Abacus Alliance, would have a material adverse effect on our business, financial condition and results of operations. If email marketing or electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, increases significantly in the future, companies that now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for some DoubleClick Data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

INCREASES IN POSTAL RATES AND PAPER PRICES COULD HARM DOUBLECLICK DATA.

      The direct marketing activities of our Abacus Alliance customers are adversely affected by postal rate increases, especially increases that are imposed without sufficient advance notice to allow adjustments to be made to marketing budgets. Higher postal rates may result in fewer mailings of direct marketing materials, with a corresponding decline in the need for some of the direct marketing services offered by us. Increased postal rates can also lead to pressure from our customers to reduce our prices for our services in order to offset any postal rate increase. Higher paper prices may also cause catalog companies to conduct fewer or smaller mailings which could cause a corresponding decline in the need for our products and services. Our customers may aggressively seek price reductions for our products and services to offset any increased materials cost. Any of these occurrences could materially and adversely affect the business, financial condition and results of operations of the DoubleClick Data business

Item 2.     Properties

      Our principal executive offices, from which each of our business units operate, are currently located in a leased facility in New York, New York. We lease office space in Broomfield, Colorado, which was the headquarters for Abacus before our merger and is now primarily used by DoubleClick Data, and in San Francisco, California, which is primarily used for sales and marketing of our TechSolutions products and services. We also lease office space in Louisville, Colorado, which was the headquarters of MessageMedia, Inc. before our merger.

      We own property in Thornton, Colorado consisting of approximately 115,000 square feet, which is primarily used by our DoubleClick TechSolutions and DoubleClick Data business units and serves as our primary data center.

      A summary of our significant leased office facilities is as follows:

	Approximate Number	Expiration
Location	of Square Feet Leased(1)	of Lease

New York, New York (headquarters)	360,000	January 2015
Broomfield, Colorado	105,000	April 2006
San Francisco, California	115,000	April 2012
Louisville, Colorado	75,000	October 2010

(1)	We currently occupy approximately 100,000 square feet of our New York facility, approximately 6,000 square feet of our San Francisco facility and most of the Broomfield facility. We do not occupy the Louisville facility. We are currently pursuing several options with respect to unused space in our New York facility, our San Francisco facility and our Louisville facility, including subletting all or a portion of the vacant space in the facilities. The remaining obligations under the New York, San Francisco and Louisville leases are approximately $150 million, $50 million and $14 million, respectively. We believe that our lease for the San Francisco facility covers approximately 90,000 square feet, or about 25,000 square feet less than what the landlord believes, and we are currently disputing this with the landlord. If we are correct, our remaining obligations for the San Francisco facility would be significantly reduced.

      We are subject to a lease for approximately 60,000 square feet of office space in London, England, which expires in September 2011. Our DoubleClick TechSolutions and DoubleClick Media business units used a portion of this space until we fully vacated the space during 2002. This office space is currently being sublet for a portion of the remaining lease term and we are pursuing several options for reducing any future liabilities associated with this space. We cannot assure you that we will not incur additional expenses relating to this facility.

      Periodically, we evaluate the expenses likely to be incurred for our facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities

      We also lease space for our domestic branch offices throughout the United States and for our international offices throughout Europe, Asia and Australia. We are continually evaluating our facilities requirements.

Item 3.     Legal Proceedings

      In April 2002, a consolidated amended class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming us and certain of our officers and directors and certain underwriters of our follow-on offerings as defendants. We and some of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of the alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. This action seeks, among other things, unspecified damages and costs, including attorneys’ fees. In October 2002, the action was dismissed against our officers and directors without prejudice. However, claims against us remain. In July 2002, we and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to us in February 2003. We believe that the claims asserted by these lawsuits are without merit, and intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

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

	High	Low

2002:
Fourth Quarter	$7.69	$4.63
Third Quarter	7.33	4.42
Second Quarter	12.32	5.60
First Quarter	13.88	9.09
2001:
Fourth Quarter	$13.00	$5.25
Third Quarter	14.23	5.23
Second Quarter	16.30	9.94
First Quarter	18.31	9.06

      On December 31, 2002, the last sale price of our common stock reported by the Nasdaq National Market was $5.66 per share. On March 26, 2003, the last sale price of our common stock reported by the Nasdaq National Market was $8.30 per share. As of March 24, 2003, we had approximately 1,234 holders of record of our common stock.

DIVIDEND POLICY

      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

Item 6.     Selected Financial Data

      The selected consolidated financial data set forth below with respect to DoubleClick’s consolidated statement of operations for each of the years ended December 31, 2002, 2001 and 2000 and with respect to DoubleClick’s consolidated balance sheets as of December 31, 2002 and 2001 have been derived from the audited financial statements which are included elsewhere herein. The selected consolidated data set forth with respect to DoubleClick’s consolidated statement of operations for each of the periods ended

December 31, 1999 and 1998 and with respect to the DoubleClick’s consolidated balance sheet as of December 31, 2000, 1999, and 1998 are derived from the audited financial statements of DoubleClick which are not included herein. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$300,198	$405,647	$505,611	$258,294	$138,724
Loss from operations	(154,780)	(283,419)	(189,117)	(58,715)	(14,970)
Loss before income taxes	(115,645)	(263,271)	(155,131)	(47,234)	(10,973)
Net loss	(117,890)	(265,828)	(155,981)	(55,821)	(18,039)
Basic and diluted net loss per share	$(0.87)	$(2.02)	$(1.29)	$(0.51)	$(0.21)
Weighted average shares used in basic and diluted per share calculation	135,840	131,622	121,278	109,756	86,248

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital	$366,873	$406,640	$562,510	$309,883	$184,408
Total assets	976,907	1,138,353	1,298,543	729,407	260,361
Convertible subordinated notes and other long term obligations	229,399	266,114	265,609	255,348	2,067
Total stockholders’ equity	610,562	703,323	817,057	361,662	206,771

Quarterly Results of Operations

      The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2002. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

						Weighted	Weighted
						Average	Average	Basic Net	Diluted Net
			Loss	Net Loss		Common	Common	Loss Per	Loss Per
		Gross	From	Before		Shares-	Shares-	Common	Common
Quarter Ended	Revenues	Profit	Operations	Income Taxes	Net Loss	Basic	Diluted	Share	Share

	(In thousands, except per share data)
2002
March 31	$83,656	$51,657	$(5,677)	$(3,597)	$(6,044)	$135,218	$135,218	$(0.04)	$(0.04)
June 30	75,651	47,785	(10,656)	4,190	4,074	136,173	139,323	0.03	0.03
September 30	74,625	48,377	(69,565)	(59,846)	(61,951)	135,945	135,945	(0.46)	(0.46)
December 31	66,266	38,599	(68,882)	(56,392)	(53,969)	136,024	136,024	(0.40)	(0.40)

						Weighted	Weighted
						Average	Average	Basic Net	Diluted Net
			Loss	Net Loss		Common	Common	Loss Per	Loss Per
		Gross	From	Before		Shares-	Shares-	Common	Common
Quarter Ended	Revenues	Profit	Operations	Income Taxes	Net Loss	Basic	Diluted	Share	Share

	(In thousands, except per share data)
2001
March 31	$114,870	$64,534	$(63,855)	$(59,991)	$(60,419)	$126,610	$126,610	$(0.48)	$(0.48)
June 30	101,935	55,539	(46,198)	(38,243)	(37,923)	131,698	131,698	(0.29)	(0.29)
September 30	92,693	52,805	(103,385)	(102,236)	(103,463)	134,300	134,300	(0.77)	(0.77)
December 31	96,149	55,372	(69,981)	(62,801)	(64,023)	133,880	133,880	(0.48)	(0.48)

      In the fourth quarter of 2002, DoubleClick recorded a restructuring charge of approximately $65.8 million. This charge was primarily related to a decrease in estimated sublease income associated with our New York facility. (See Note 14 to the Consolidated Financial Statements.) In addition, DoubleClick recognized a gain of approximately $7.9 million from the sale of certain investments in affiliates. These investments included DoubleClick Japan and ValueClick. (See Notes 3 and 6, respectively to the Consolidated Financial Statements.)

      In the third quarter of 2002, DoubleClick recorded an impairment charge of approximately $43.8 million relating to the impairment of goodwill associated with its email reporting unit. (See Note 9 to the Consolidated Financial Statements.) Also in the third quarter of 2002, DoubleClick recorded a restructuring charge of approximately $23.8 million primarily relating to the abandonment of additional space at our New York facility (See Note 14 to the Consolidated Financial Statements.) In addition, DoubleClick recorded impairment charges of approximately $14.1 million relating to certain investments in affiliates based on a decline in market value that was considered to be other than temporary. (See Note 5 to the Consolidated Financial Statements.) In July 2002, DoubleClick sold its North American Media business to MaxWorldwide and recognized a gain of $8.1 million. (See Note 2 to the Consolidated Financial Statements.) In addition, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $53.6 million in cash. As a result, DoubleClick recognized a gain of approximately $11.9. (See Note 11 to the Consolidated Financial Statements.)

      In the second quarter of 2002, DoubleClick recognized a gain of approximately $12.3 million on the sale of its @plan research product line. (See Note 4 to the Consolidated Financial Statements.) In addition, DoubleClick recorded a restructuring charge of $7.3 million primarily relating to office consolidations and closures. (See Note 9 to the Consolidated Financial Statements.)

      In the fourth quarter of 2001, DoubleClick recorded a restructuring charge of $48.2 million. These events included the involuntary terminations of approximately 190 employees, primarily from DoubleClick’s TechSolutions and Media operations, as well as the consolidation of its leased office space in San Francisco. (See Note 14 to the Consolidated Financial Statements.) Also in the fourth quarter of 2001, in connection with DoubleClick’s agreement with AdLINK, management determined that the sale of its European Media operations would generate a loss. Accordingly, DoubleClick recorded a charge of approximately $8.8 million, which represents the difference between the consideration to be paid and the net assets to be sold. (See Note 9 to the Consolidated Financial Statements.) In addition, DoubleClick repurchased $10.0 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $8.3 million in cash, and as a result, recognized a gain of approximately $1.8 million. (See Note 11 to the Consolidated Financial Statements.)

      In the third quarter of 2001, DoubleClick recorded an impairment charge of approximately $63.3 million equal to the difference between its investments in @plan and Flashbase and the estimated fair value of these businesses. (See Note 9 to the Consolidated Financial Statements.) Also in the third quarter, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million, which represented the difference between DoubleClick’s carrying value and the estimated fair value of its investment in ValueClick. (See Note 6 to the Consolidated Financial Statements.) In addition, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $13.6 million in cash. As a result, DoubleClick recognized a gain of approximately $6.4 million. (See Note 11 to the Consolidated Financial Statements.) DoubleClick recorded restructuring provisions totaling $5.3 mil-

lion in the third quarter of 2001. These measures included the involuntary terminations of approximately 170 employees, primarily from DoubleClick’s TechSolutions division. This charge included severance costs associated with this additional work force reduction and future lease costs. (See Note 14 to the Consolidated Financial Statements.)

      In the second quarter of 2001, DoubleClick recognized expense of approximately $10.5 million due to issuance of additional shares of common stock to the former shareholders of DoubleClick Scandinavia based upon their continued employment and the attainment of specific revenue objectives following the company’s merger with DoubleClick in December 1999. (See Note 13 to the Consolidated Financial Statements.) In April 2001, DoubleClick recognized a gain of approximately $7.2 million from the initial public offering of our consolidated subsidiary, DoubleClick Japan. (See Note 3 to the Consolidated Financial Statements.)

      In the first quarter of 2001, DoubleClick recorded restructuring provisions of approximately $29.0 million. These measures included the involuntary terminations of approximately 230 employees, primarily from DoubleClick’s media operations. This charge included severance costs associated with this work force reduction, accruals of future lease costs and the write-off of fixed assets. (See Note 14 to the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DOUBLECLICK INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

      DoubleClick provides marketing technology and data products and services that direct marketers, Web publishers and advertisers use to optimize their marketing programs and efficiently reach their customers. These technologies have become leading tools for online advertising, email delivery, offline database marketing, campaign management and marketing analytics. Our products and services are designed to improve the performance and simplify the complexities of marketing.

      In 2002, we derived our revenues from three business segments:

•	DoubleClick Technology Solutions (“Technology” or “TechSolutions”);

•	DoubleClick Data (“Data”); and

•	DoubleClick Media (“Media”).

      DoubleClick TechSolutions. DoubleClick TechSolutions includes our ad management products and services, advertiser products, email technology products and campaign management and analytics products and services. Our ad management products enable Web sites to generate advertising revenue with a choice of our DART for Publishers Service, a Web-based application, and DART Enterprise, our licensed ad serving software product. Our advertiser products include DART for Advertisers, a Web hosted advertising management and serving solution that helps marketers reach their online goals efficiently and effectively, and MediaVisor, a hosted, Web-based media planning, buying and campaign management workflow solution.

      Our suite of email technology products include both the DARTmail Service which is a Web-based application, and Unitymail, a licensed software product. These products and services allow direct markets and Web publishers to manage and deliver their email marketing campaigns. With the acquisition of Protagona plc in November 2002, we now offer DoubleClick Ensemble, a campaign management software product and other related products and services. We also introduced SiteAdvance, a hosted Web site measurement and analysis solution that was designed specifically for online merchants.

      DoubleClick Data. DoubleClick Data consists of our Abacus division, which provides products and services to direct marketers. DoubleClick Data maintains the Abacus Alliance database, which is the largest proprietary database of consumer transactions used for target marketing purposes. Abacus combines the power of this shared data with advanced statistical modeling to help Alliance participants improve profitability and increase market share. Abacus’ key products and services include prospecting, housefile modeling and direct mail list optimization. DoubleClick also maintains an Alliance database in the United Kingdom. In addition, DoubleClick Data offers a Business-to-Business Alliance and ChannelView, an analytics tool that tracks multi-channel sales so marketers can effectively measure their promotion and campaign results.

      DoubleClick Media. During 2002, through a series of transactions, we divested the DoubleClick Media business and will no longer report a DoubleClick Media segment in the future. Prior to the divestitures, DoubleClick offered direct marketers, Web publishers and advertisers a broad range of media buying solutions to provide them with opportunities to generate revenue. DoubleClick Media offered outsourced ad sales products to direct marketers to enable them to build brand awareness and sell their products and services to consumers. The DoubleClick network, which was a collection of highly trafficked and branded Web sites, was the core infrastructure from which our media products and services were derived.

Critical Accounting Policies

      DoubleClick’s discussion and analysis of its financial condition and results of operations are based upon DoubleClick’s consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these consolidated financial statements requires DoubleClick to make estimates, judgments, and assumptions, which are believed to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. A variance in the estimates or assumptions used could yield a materially different accounting result. Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements.

Restructuring estimates

      DoubleClick’s restructuring reserves are primarily related to our facilities in New York and San Francisco. In determining the restructuring charge associated with our future lease commitments, DoubleClick engaged a third party real estate firm to provide it with estimates of the future sublease income for its excess and idle space, which also includes an estimate of the time period required to identify sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick’s facilities are located. This real estate firm also provided estimates of lease termination/ buyout fees landlords may charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick’s restructuring charge relating to future lease commitments is based on its review of this information. Should market conditions change, this information may be updated and additional charges may be required.

Advertiser credits and bad debt

      DoubleClick records reductions to revenue for the estimated future credits issuable to its customers in the event that delivered advertisements do not meet contractual specifications. DoubleClick follows this method since reasonably dependable estimates of such credits can be made based on historical experience. Should the actual amount of customer credits differ from DoubleClick’s estimates, revisions to the associated allowance may be required. DoubleClick maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DoubleClick’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in subsequent periods.

Valuation of investments, intangible assets, and goodwill

      DoubleClick invests in companies, technologies and intangible assets in areas within its strategic focus, some of which have highly volatile fair values and uncertain profit potentials. DoubleClick evaluates its investments for impairment on a periodic basis and reduces the carrying values of such assets to their estimated fair value when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of strategic investments could indicate an inability to recover the carrying value of the investments may not be reflected in an investment’s current carrying value, thereby possibly requiring impairment charges in the future.

      When it is determined that the carrying value of investments may not be recoverable, management measures impairment based on projected discounted cash flows, revenue projections, recent transactions involving similar businesses and price/ revenue multiples at which they were bought and sold, price/ revenue multiples of competitors, and the closing market price for investments that are publicly traded.

Deferred tax assets

      Pursuant to SFAS 109, DoubleClick records a valuation allowance to the extent its deferred tax assets are not more likely than not to be realized. For the year ended December 31, 2002 and 2001, DoubleClick has recorded a full valuation allowance against its net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely that not that these assets will be realized. In the event that DoubleClick were to determine that it would be able to realize some or all of its deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital in the period such determination was made.

Property and equipment

      Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. DoubleClick periodically reviews the useful lives of its assets for appropriateness. In the event that it is determined that the estimated useful life of its assets needs to be adjusted to reflect depreciation expense over the remaining time that the assets are expected to be remain in service, future income or losses will be impacted in the subsequent periods after such a determination is made.

Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 but earlier adoption is encouraged. DoubleClick has repurchased and may in the future continue to repurchase all or a portion of its outstanding Convertible Subordinated Notes. DoubleClick adopted SFAS No. 145 effective July 1, 2002 and will no longer record gains or losses from the retirement of its Convertible Subordinated Notes as extraordinary items, net of taxes but as a component of other income in the Consolidated Statements of Operations. As required under SFAS No. 145, prior periods have been reclassified to conform to the current period’s presentation.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”). SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring”, (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has no effect on exit or disposal activities begun prior to this date.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

Business Transactions

Acquisitions

MessageMedia

      On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. (“MessageMedia”), a provider of permission-based, email marketing and messaging solutions. The acquisition of MessageMedia has allowed DoubleClick to expand its suite of email product and service offerings as well as broaden its client base. DoubleClick acquired all the outstanding shares, options and warrants of MessageMedia in exchange for approximately one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick loaned $2.0 million to MessageMedia to satisfy MessageMedia’s operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, inclusive of approximately $1.6 million of direct acquisition costs, was approximately $11.3 million. The MessageMedia options and warrants assumed by DoubleClick as the result of this merger converted into options and warrants to acquire approximately 120,000 shares of DoubleClick common stock. Approximately $1.9 million of the purchase price has been allocated to customer lists and is being amortized on a straight-line basis over two years. DoubleClick recorded approximately $28.5 million in goodwill, which represented the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and, in accordance with SFAS No. 142, goodwill will be and has been periodically tested for impairment.

Abacus Direct Europe

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe (“Abacus Direct Europe”) joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V, an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing industry, primarily in the United Kingdom. DoubleClick’s investment in the joint venture was previously accounted for under the equity method of accounting. DoubleClick acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs. Approximately $4.6 million of the purchase price has been allocated to customer lists, the Abacus U.K. Alliance and customer database. These intangibles are being amortized on a straight-line basis over two to five years based on each intangibles estimated useful life.

Protagona

      On November 4, 2002, DoubleClick completed its acquisition of Protagona plc (“Protagona”), a campaign management software company based in the United Kingdom. In the transaction, DoubleClick acquired all the outstanding shares of Protagona in exchange for approximately $13.6 million in cash. On the basis of estimated fair values, approximately $2.5 million of the purchase price has been allocated to acquired technology and $0.3 million to customer lists. These amounts are being amortized on a straight-line basis over three and two years, respectively.

Divestures

European Media Business

      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG (“AdLINK”), a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG (“United Internet”) AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003. AdLINK achieved EBITDA-positive results in the fourth quarter of 2002.

      As the result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK, which represented approximately 3.9 million shares valued at approximately $8.3 million. DoubleClick’s option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. DoubleClick was partially reimbursed $2.0 million for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media business. As a result of this transaction, DoubleClick recognized a loss of approximately $1.7 million, which has been included in “Gain on Sale of Businesses, net” in the Consolidated Statements of Operations.

North America Media Business

      On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. (“MaxWorldwide”). In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results, for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. As a result of this transaction, DoubleClick recognized a gain of $8.1 million during the third quarter of 2002, which has been included in “Gain on sale of businesses, net” in the Consolidated Statements of Operations.

@plan

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc.(“NetRatings”), a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock valued at approximately $6.1 million. DoubleClick recognized a gain of $12.3 million on the sale of the @plan research product line, which has been included in “Gain on sale of businesses, net” in the Consolidated Statements of Operations.

DoubleClick Japan

      On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan, reducing its ownership interest to 15.6%. DoubleClick received proceeds of $14.3 million and recognized a gain of $3.1 million, which has been included in “Gain on sale of investments in affiliates” in the Consolidated Statements of Operations. As a result of this transaction, DoubleClick will account for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick will also retain one seat on DoubleClick Japan’s board of directors.

Results of Operations

      Revenues and gross profit by segment are as follows:

	Year Ended December 31, 2002				Year Ended December 31, 2001

	Technology	Data	Media	Total	Technology	Data	Media	Total

Revenue	$187,155	$83,349	$32,660	$303,164	$206,999	$81,329	$129,336	$417,664
Intersegment elimination	(2,603)	(363)	—	(2,966)	(11,088)	(929)	—	(12,017)

Revenue from external customers	$184,552	$82,986	$32,660	$300,198	$195,911	$80,400	$129,336	$405,647

Segment gross profit	$117,295	$59,788	$9,659	$186,742	$132,311	$54,817	$41,279	$228,407

Research consulting fees				(324)				(157)

Consolidated gross profit				$186,418				$228,250

2002 Compared to 2001

      2002 revenues and gross profits decreased from 2001 primarily as the result of the decline in overall online advertising spending and our divestiture of certain businesses, offset by growth in our email delivery and Abacus businesses. In response to the continued deterioration of general economic conditions, many companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. Operating expenses decreased to $341.2 million from $511.7 million in 2001, and included $12.4 million in amortization of intangibles, $47.1 million in goodwill and other impairments and $94.0 million in restructuring charges in 2002. Operating expenses for the year ended December 31, 2001 included $43.5 million in amortization of goodwill, $8.7 million in amortization of intangibles, $72.1 million in goodwill and other impairments, $15.5 million in non-cash compensation charges, and $84.2 million in restructuring charges. Net loss including these charges was $117.9 million in 2002 as compared to $265.8 in 2001. We expect operating expenses to decline both in absolute dollars and as a percentage of revenue in future periods due to the implementation of cost savings initiatives.

DoubleClick TechSolutions

      DoubleClick TechSolutions revenue is derived primarily from the sales of our ad management products, consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service, and a suite of email products based on DoubleClick’s DARTmail Service. TechSolutions cost of revenue includes costs associated with the delivery of advertisements and emails, including Internet access costs, depreciation of the ad and email delivery systems, the amortization of purchased technology, and facility- and personnel-related costs incurred to operate and support our ad management and email products.

      TechSolutions revenue decreased 9.6% to $187.2 million for the year ended December 31, 2002 from $207.0 million for the year ended December 31, 2001. The reduction in TechSolutions revenue reflected in large part the decline in overall online advertising spending. The decline in advertising spending has also intensified pricing competition. These two trends have had a pronounced effect on our TechSolutions business.

      On a product basis, the decrease in TechSolutions revenue was primarily attributable to declines in our ad management products, offset by revenue growth in our DARTmail product offerings. Ad management revenue decreased 19.7% to $147.2 million for the year ended December 31, 2002 from $183.3 million for the year ended December 31, 2001. As a result of the trends noted above, the effective price for our ad management products decreased approximately 9% while volume dropped approximately 12%. Nearly 50% of this volume decline was associated with the divestiture of DoubleClick Media in July 2002. DARTmail revenue increased 90.6% to $39.4 million for the year ended December 31, 2002 from $20.7 million for the year ended December 31, 2001. This growth was primarily associated with our acquisitions of FloNetwork and MessageMedia.

      DoubleClick TechSolutions gross margin was 62.7% for the year ended December 31, 2002 and 63.9% for the year ended December 31, 2001. The decrease in gross margin was primarily attributable to the restructuring charge relating to the write-off of certain fixed assets associated with the move of our data center from New York to Colorado, an increase in personnel and the amortization of purchased technology, both resulting from our acquisitions of FloNetwork and MessageMedia, offset by a reduction in depreciation expense and Internet access costs. The reduction of depreciation expense resulted from our extension of the useful life of our ad delivery hardware and software from three to four years to recognize depreciation expense over the remaining time that the assets will be in service. The decline in Internet access costs was due to the renegotiation of many of our contracts with our Internet service providers.

      As a result of the continuing decline in online advertising spending among our customers as well as pricing competition, we anticipate slight decreases in both the absolute dollar amount of TechSolutions revenues and gross profit during the year ended December 31, 2003. We believe that our TechSolutions business is tied to the relative health of the economy. Significant changes within the economy may materially impact these results.

DoubleClick Data

      DoubleClick Data revenue has historically been derived primarily from its Abacus division, which provides products and services such as prospecting, housefile modeling and list optimization to direct marketers and merchants in the Abacus member alliances. Following the acquisition of @plan.inc in February 2001, we created a separate research division within DoubleClick Data designed to offer market research analysis tools that provide advertisers, brand marketers and e-businesses with analyses of online advertising campaigns, consumer behavior and purchasing patterns. Research revenue was derived primarily from the sale of annual subscriptions to its market research systems. DoubleClick Data cost of revenue includes expenses associated with maintaining and updating the Abacus and Research databases, the technical infrastructure to produce our products and services, facility and personnel related expenses to operate and support our production equipment, the amortization of purchased intangible assets, and subscriptions to third party providers of lifestyle and demographic data that is used to supplement our transactions based database.

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock, valued at approximately $6.1 million. Revenue and gross profits recognized by the @plan research product line were approximately $3.1 million and $1.9 million, respectively, for the year ended December 31, 2002 and $9.9 million and $4.1 million for the year ended December 31, 2001.

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing catalog industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition. Revenues and gross profits recognized for Abacus Direct Europe were approximately $4.2 million and $2.4 million, respectively for the year ended December 31, 2002. Revenues for Abacus Direct Europe were primarily related to prospecting services provided to Abacus Alliance members in the United Kingdom.

      DoubleClick Data revenue increased 2.5% to $83.3 million for the year ended December 31, 2002 from $81.3 million for the year ended December 31, 2001. Gross margin increased to 71.7% for the year ended December 31, 2002 from 67.4% for the year ended December 31, 2001.

      Overall, DoubleClick Data revenue represents an increase in revenues generated from the Abacus US business of $4.6 million and revenues generated from Abacus Direct Europe of $4.2 million, offset by the impact of the sale of the @plan research product line in May 2002. The growth in revenues from the

Abacus US business related primarily to increases in prospecting and housefile modeling services provided to Abacus Alliance and Business-to-Business Alliance members as direct marketers began to focus on client acquisition towards the later half of 2002.

      The increase in gross margin was primarily attributable to an increase in sales, the reduction in depreciation expense on production equipment and the divestiture of the lower margin @plan business, offset by the amortization of purchased intangible assets associated with Abacus Direct Europe. The reduction of depreciation expense resulted from our extension of the useful life of our ad delivery hardware and software from three to four years to recognize depreciation expense over the remaining time that the assets will be in services.

      We anticipate revenue and gross profit of DoubleClick Data to increase in 2003 as a result of our acquisition of Abacus Direct Europe, continued growth in our Abacus Alliance and Business-to-Business Alliance, and the expected expansion into additional international territories.

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

      Revenue for DoubleClick Media decreased 74.7% to $32.7 million for the year ended December 31, 2002 from $129.3 million for the year ended December 31, 2001. The decrease in DoubleClick Media revenue primarily resulted from the sale of DoubleClick’s European and North American Media businesses. On January 28, 2002, DoubleClick completed the sale of the European Media business to AdLINK. On July 10, 2002, DoubleClick completed the sale of the North American Media business to L90, which was renamed MaxWorldwide. For the year ended December 31, 2002 and 2001, revenues derived by the European Media business were $1.1 million and $29.0 million, respectively. Revenue recognized by the North American Media business was approximately $20.8 million and $85.5 million for the year ended December 31, 2002 and 2001, respectively. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. As a result of this transaction, DoubleClick will account for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting and will no longer consolidate its results of operations. Revenue recognized by the DoubleClick Japan Media business was approximately $10.8 million and $14.8 million for the year ended December 31, 2002 and 2001, respectively.

      DoubleClick Media revenue also decreased due to decline in overall online advertising spending and the departure of the AltaVista Web site from the DoubleClick network. DoubleClick Media revenue for the year ended December 31, 2001 included approximately $8.8 million, or 6.8% of DoubleClick Media revenue, for advertising impressions delivered to users of the AltaVista Web site. No such revenue was recognized in DoubleClick Media’s results during the year ended December 31, 2002.

      DoubleClick Media’s gross margin was 29.6% for the year ended December 31, 2002 and 31.9% for the year ended December 31, 2001. Gross margin decreased due to increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions. This decrease was partially offset by lower average site fees remitted to Web publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions.

      Gross profits recognized by the European, North American and DoubleClick Japan Media businesses were approximately $0.4 million, $7.4 million and $1.9 million for the year ended December 31, 2002. Gross profits recognized by the European, North American and DoubleClick Japan Media businesses were approximately $11.7 million, $26.5 million and $3.1 million for the year ended December 31, 2001.

      As a result of the transactions discussed above, DoubleClick has fully divested its Media operations and will not report a DoubleClick Media segment in the future.

Operating Expenses

Sales and marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $101.5 million or 33.8% of revenue for the year ended December 31, 2002, and $182.8 million or 45.1% of revenue for the year ended December 31, 2001. The $81.3 million decrease in sales and marketing expense was primarily attributable to reductions in personnel-related costs of $32.6 million, the elimination of non-cash compensation paid to former shareholders of DoubleClick Scandinavia of $15.2 million, a decline in marketing expenditures of $9.8 million, as well as reductions in rent and utilities of $7.3 million, travel and entertainment expenses of $4.4 million, and bad debt expense of $4.2 million. These decreases are commensurate with the decline in our revenues, headcount reductions associated with our restructuring activities, and other cost savings initiatives. We expect the absolute dollar amount of sales and marketing expenses to decrease slightly, but to increase as a percentage of revenues in 2003 due to anticipated lower revenues.

General and administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services, and other operating expenses associated with our executive, finance, human resources, legal, facilities, and administrative departments. General and administrative expenses were $46.4 million or 15.5% of revenue for the year ended December 31, 2002, and $65.7 million or 16.2% of revenue for the year ended December 31, 2001. The $19.3 million decrease in general and administrative expense was primarily the result of overall reductions in professional services fees of $8.9 million, personnel-related costs of $6.3 million, and rent and utilities of $1.8 million. Decreased professional services fees resulted in part from a reduction in legal fees as well as a reduction in consulting fees associated with tighter cost controls in place. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The reduction in rent and utilities was also the result of headcount reductions as well as office closures and consolidations. We expect the absolute dollar amount of general and administrative expenses to decrease significantly as a result of corporate headcount reductions but to only decrease slightly as a percentage of revenues in 2003 due to anticipated lower revenues.

Product development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. Product development expenses were $39.8 million or 13.3% of revenue for the year ended December 31, 2002, and $53.4 million or 13.2% of revenues for the year ended December 31, 2001. The $13.7 million decrease in product development expenses were primarily the result of reductions personnel-related costs of $9.1 million, professional fees of $2.4 million, and rent and utilities of $2.1 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The decrease in professional fees was associated with the implementation of tighter cost controls. Rent and utilities declined as a result of headcount reductions as well as office closures and consolidations. Although we will continue to concentrate on the efficient allocation of our resources, we believe that on-going investment in product development is critical to the attainment of our strategic objectives. We expect the absolute dollar amount of product development expenses to decrease slightly, but to increase as a percentage of revenues in 2003 due to anticipated lower revenues.

Amortization of goodwill

      In accordance with SFAS 142, goodwill is no longer amortized as of January 1, 2002 but is periodically tested for impairment. Goodwill amortization was approximately $43.5 million for the year ended Decem-

ber 31, 2001 related to the acquisitions of @plan, Flashbase, FloNetwork Inc., DoubleClick Scandinavia, and DoubleClick Japan.

Amortization of other intangibles

      Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $12.4 million for the year ended December 31, 2002 and $8.7 million for the year ended December 31, 2001. The increase was primarily the result of the amortization of customer lists acquired in the business combinations of MessageMedia and Abacus Direct Europe.

Goodwill and other impairments

      Goodwill and other impairments was $47.1 million for the year ended December 31, 2002 and $72.1 million for the year ended December 31, 2001. For the year ended December 31, 2002, based upon the prolonged softness in the economy and the current and projected operational performance of DoubleClick’s email reporting unit, DoubleClick initiated a third-party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $43.8 million being recorded during the year. The fair market value of the email reporting unit was determined based on cash flow projections, recent transactions involving similar businesses and price/ revenue multiples at which they were bought and sold, and price/ revenue multiples of our competitors in the email marketplace. In addition, DoubleClick also determined that the fair value of certain intangibles assets were considered impaired. DoubleClick recorded an impairment charge of $3.3 million based on the difference between the carrying value and estimated fair value of certain intangible assets associated with the email reporting unit.

      For the year ended December 31, 2001, the persistence of unfavorable economic conditions led DoubleClick management to undertake a review of the recoverability of certain of its investments. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, management concluded that its investments in @plan.inc (“@plan”) and Flashbase, Inc. (“Flashbase”) were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments in and the estimated fair value of these businesses in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

      The amount of the goodwill impairment was calculated based on discounted analyses of these entities’ expected future cash flows, which were no longer deemed adequate, to support the value of the goodwill associated with these investments. In both cases, sharply-reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate online advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001.

      These businesses expected future cash flows and terminal values are based on management’s budgeted forecasts and estimates. In its calculation to determine the impairment charge for its investment in @plan, DoubleClick used a discount rate of 15% and assumed a remaining useful life of 2.5 years, which represented the remaining useful life of the goodwill associated with this investment. In its calculation to determine the impairment charge for Flashbase, DoubleClick used a discount rate of 15% and a useful life of 1.75 years, which represented the remaining useful life of the goodwill associated with this investment.

      In addition, in connection with DoubleClick’s decision to sell its European Media operations, management determined that the estimated fair value of the consideration it would receive pursuant to the sale agreement would be less than the carrying value of its European Media operations. Management concluded that its investment in its European Media operations was impaired. As a result, DoubleClick recorded a charge of approximately $8.8 million in the fourth quarter of 2001.

Purchased in-process research and development

      In connection with our acquisition of FloNetwork in April 2001, $1.3 million of the purchase price was allocated to in-process research and development projects and charged to operations as the projects had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses. We recognized no such charges during the year ended December 31, 2002.

Restructuring charges

      During the year ended December 31, 2002, management took additional steps to realign its sales, development and administrative organization and reduce corporate overhead to position DoubleClick for profitable growth in the future consistent with management’s long-term objectives. This involved the involuntary termination of approximately 250 employees, primarily from our TechSolutions division, as well as the closure of several offices and charges for excess real estate space. As a consequence, DoubleClick recorded a charge of $98.4 million to operations during the year, of which $94.0 million and $4.4 million have been classified in operating expenses and cost of revenue, respectively. The charge primarily related to payments for severance of approximately $5.7 million, the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously accrued) of approximately $77.0 million and the write-off of fixed assets situated in closed or abandoned offices of approximately $15.7 million. The accrual for future lease costs and the write-off of fixed assets were primarily related to our New York office. These charges were driven by the abandonment of additional space, reductions in the estimates of future sublease income, as well as the lengthening of the time required to find a sublease tenant. In addition, management decided to move our data center operations from New York to our Thornton, Colorado facility. As a result, DoubleClick recorded a charge of $4.4 million to cost of revenue relating to the write-off of certain fixed assets.

      DoubleClick expects to eliminate certain operating expenses totaling approximately $21.0 million on an annualized basis, primarily related to personnel- and facility-related expenses, as a result of the restructuring initiatives undertaken during the year ended December 31, 2002. A majority of these reductions are expected to impact sales and marketing and general and administrative expenses. DoubleClick expects to begin to recognize the full effect of these cost savings in the third quarter of 2003. Of the remaining $107.1 million in cash outlays relating to our restructuring activities, we estimate that we will pay approximately $36.1 million in 2003, and approximately $11.0 million in 2004 and the years thereafter. We anticipate that these outlays will be funded from available sources of liquidity. However, there can be no assurance that such cost reductions can be sustained or that estimated costs of such actions will not change.

      During the year ended December 31, 2001, our management took certain actions to increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 605 employees, primarily from our Media and TechSolutions divisions, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded an $84.2 million charge to operations during the year of 2001. This charge included approximately $10.4 million for severance-related payments to terminated employees, approximately $51.7 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $19.5 million for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $2.6 million in other exit costs, which included consulting and professional fees related to the restructuring activities and expenses associated with the decision to move the TechSolutions customer support department from New York to Colorado. These fixed asset impairments arose primarily from the write-off of the carrying values of leasehold improvements in offices in New York, San Francisco and London that were abandoned as part of the restructuring activities.

      DoubleClick is continuing to review its operational performance and may incur additional restructuring charges in 2003, principally related to changes in estimates and assumptions surrounding excess real estate.

Loss from operations

      DoubleClick’s operating loss was $154.8 million for the year ended December 31, 2002 and $283.4 million for the year ended December 31, 2001. The decrease in its operating loss of $128.6 million is primarily attributable to the decrease in our sales and marketing expenses of $81.3 million, the elimination of goodwill amortization of $43.5 million, a decrease in goodwill and other impairments of $25.0 million, a decrease in general and administrative expenses of $19.3 million and a decrease in product development costs of $13.7 million. This was partially offset by a decrease in gross profits of approximately $41.8 million and an increase in amortization of intangibles of approximately $3.7 million. DoubleClick continues to manage its operations with a focus on productivity and manage its headcount accordingly, but due to the general economic and industry trends it may incur future losses from operations.

Equity in losses of affiliates

      Equity in losses of affiliates was $0.3 million for the year ended December 31, 2002 and $2.5 million for the year ended December 31, 2001. For the year ended December 31, 2002, DoubleClick recognized equity income of $0.2 million relating to DoubleClick’s 50% interest in the Abacus Direct Europe joint venture and an equity loss of approximately $0.5 million from our equity investment in MaxWorldwide. Since the June 26, 2002 acquisition of the remaining 50% interest of Abacus Direct Europe that DoubleClick did not previously own, the results of operations of Abacus Direct Europe have been consolidated into DoubleClick’s operations. For the year ended December 31, 2001, DoubleClick’s equity loss was wholly attributed to ValueClick. The decrease in equity in losses of affiliates was primarily the result of our investment in ValueClick being accounted for as a cost method investment during the year ended December 31, 2002. As a result of the cumulative dilutive effects of ValueClick’s issuance of stock in connection with business combinations consummated during 2001, DoubleClick no longer recorded its proportionate share of ValueClick’s results in 2002.

Gain on equity transactions of affiliates, net

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

      We recognized no such gains or losses during the year ended December 31, 2002.

Impairment of investments in affiliates

      Impairment of investments in affiliates was $14.1 million for the year ended December 31, 2002 and $16.2 million for the year ended December 31, 2001. During the year ended December 31, 2002, DoubleClick determined that the carrying value of certain of its investments, principally its cost-method investments in AdLINK Internet Media AG (“AdLINK”) and NetRatings, Inc. (“NetRatings”) and its equity-method investment in MaxWorldwide, Inc. (“MaxWorldwide”) were impaired based on the continued decline in the fair market value of these investments. As a result, DoubleClick recorded an impairment charge of $11.7 million during the third quarter of 2002, which represented the difference between DoubleClick’s carrying value and the estimated fair value of these investments. The estimated fair values of DoubleClick’s investments in AdLINK, NetRatings and MaxWorldwide were determined based on the closing market price of their stock on September 30, 2002. Additionally, DoubleClick’s cost method investment in the joint venture, DoubleClick Asia, is being liquidated and has no continuing value. As a consequence, DoubleClick wrote-off its entire investment in DoubleClick Asia and recognized an impairment charge of $2.4 million during the third quarter of 2002.

      During the year ended December 31, 2001, as a result of the significant decline in the market value of Internet-based companies and the decreasing declining access of these companies to public and private financing, management performed an assessment of the carrying values of certain of its investments in affiliates in the second quarter of 2001. In the course of its analysis, DoubleClick determined that the carrying value of its cost-method investment in Return Path, Inc. (“Return Path”) was no longer recoverable. As a consequence, DoubleClick wrote off its entire investment in Return Path and recognized an impairment charge of $4.5 million during the second quarter of 2001. In addition, DoubleClick determined that the carrying value of its equity method investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million during the third quarter of 2001, which represented the difference between DoubleClick’s carrying value and the estimated fair value of its investment in ValueClick. The estimated fair value of DoubleClick’s investment in ValueClick was determined based on the closing market price of ValueClick stock on September 30, 2001.

Gain on early extinguishment of debt

      For the year ended December 31, 2002, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $53.6 million in cash, inclusive of $1.2 million of accrued interest payable. DoubleClick wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million as the result of the early retirement of this debt.

      For the year ended December 31, 2001, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $13.6 million in cash. DoubleClick wrote off approximately $0.3 million in deferred issuance costs and recognized a gain of approximately $6.4 million as the result of the early retirement of this debt.

Gain on sale of investments in affiliates

      DoubleClick’s gain on sale of investments in affiliates was $7.9 million for the year ended December 31, 2002. The gain was associated with the sale of our investment in ValueClick and partial sales of our ownership interests in DoubleClick Japan and NetRatings. DoubleClick entered into a repurchase agreement with ValueClick whereby ValueClick repurchased all of our remaining 7.9 million shares for $21.3 million or approximately $2.70 per share. DoubleClick recognized a gain of $4.7 million from the sale of the investment. In addition, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. DoubleClick received proceeds of $14.3 million and recognized a gain of $3.1 million. Additionally, DoubleClick sold 402,011 shares of NetRatings, Inc. and received proceeds of approximately $2.5 million. DoubleClick recognized an immaterial gain on the sale of this investment.

      We recognized no such gains or losses during the year ended December 31, 2001.

Gain on sale of businesses, net

      DoubleClick’s gain on sale of businesses, net was $17.9 million for the year ended December 31, 2002. The gain primarily consisted of gains on the sale of our North American Media business and @plan research product line of $8.1 million and $12.3 million, respectively, offset by a loss of $1.7 million recognized on sale of our European Media business.

      We recognized no such gains or losses during the year ended December 31, 2001.

Interest and other, net

      Interest and other, net was $15.9 million for the year ended December 31, 2002 and $29.3 million for the year ended December 31, 2001. Interest and other, net included $25.7 million of interest income for the year ended December 31, 2002, partially offset by $10.8 million in interest expense. For the year ended December 31, 2001, Interest and other, net included $43.0 million of interest income, partially offset by $12.6 million in interest expense. The decrease in interest income was attributable to the decrease in average investment yields due to declines in interest rates. The decrease in interest expense is directly associated with the repurchase of the Convertible Subordinated Notes during the year. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rates of our investments and any future debt repurchases.

Provision for income taxes

      The provision for income taxes recorded for the year ended December 31, 2002 of $4.8 million consists principally of income taxes of $4.1 million on the earnings of some of the Company’s foreign subsidiaries and gain on the sale of DoubleClick’s European Media business, and approximately $0.7 million of state and local taxes. The provision for income taxes recorded for the year ended December 31, 2001 of $4.8 million consists principally of income taxes of $3.5 million on the earnings of certain of the Company’s foreign subsidiaries and state and local taxes of $1.3 million. The provision for income taxes for the years ended December 31, 2002 and 2001, does not reflect tax benefits attributable to the Company’s net operating loss and other tax carryforwards due to limitations and uncertainty surrounding DoubleClick’s prospective realization of such benefit.

Results of Operations

      Revenues and gross profit by segment are as follows:

	Year Ended December 31, 2001				Year Ended December 31, 2000

	Technology	Data	Media	Total	Technology	Data	Media	Total

Revenue	$206,999	$81,329	$129,336	$417,664	$203,391	$72,355	$253,827	$529,573
Intersegment elimination	(11,088)	(929)	—	(12,017)	(23,848)	(114)	—	(23,962)

Revenue from external customers	$195,911	$80,400	$129,336	$405,647	$179,543	$72,241	$253,827	$505,611

Segment gross profit	$132,311	$54,817	$41,279	$228,407	$145,560	$49,230	$64,251	$259,041

Research consulting fees				(157)				—

Consolidated gross profit				$228,250				$259,041

2001 Compared to 2000

      2001 revenues and gross profits decreased from 2000 primarily as the result of the decline in overall online advertising spending offset by growth in our email delivery business. In response to the continued deterioration of general economic conditions, many companies have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. Operating expenses increased to $511.7 million from $448.2 million in 2000, and included $43.5 million in amortization of goodwill, $8.7 million in amortization of intangibles, $72.1 million in goodwill and other impairments, $15.5 million in non-cash compensation charges, $1.3 million in purchased in-process research and development costs, and $84.2 million in restructuring charges in 2001. Operating expenses for the year ended December 31, 2000 included $35.9 million in amortization of goodwill, $5.3 million in amortization of intangibles, $49.4 million in goodwill impairments, $24.4 million in non-cash compensation charges, and $2.4 million in restructuring charges. Net loss including these charges was $265.8 million in 2001 as compared to $156.0 million in 2000.

DoubleClick TechSolutions

      DoubleClick TechSolutions revenue increased 1.8% to $207.0 million for the year ended December 31, 2001 from $203.4 million for the year ended December 31, 2000. The increase in TechSolutions revenue was primarily attributable to the launch of our new email product offerings, offset by the continuing weakness of aggregate online advertising spending, which has negatively impacted our ad management products and services. The decline in advertising spending has also intensified pricing competition. These two trends have had a pronounced effect on our TechSolutions business.

      DARTMail revenues were $20.7 million during the year ended December 31, 2001. DARTMail revenues were derived primarily from our purchase of FloNetwork in April 2001. Ad management revenue decreased 9% to $183.3 million for the year ended December 31, 2001 from $201.5 for the year ended December 31, 2000. As a result of the trends noted above, the effective price for our ad management products decreased approximately 14% offset by an increase in volumes of approximately 6%. The decline in the effective price was primarily associated with the decrease in the fee charged to DoubleClick Media.

      DoubleClick TechSolutions gross margin was 63.9% for the year ended December 31, 2001 and 71.6% for the year ended December 31, 2000. The decline in gross margin resulted primarily from an increase in depreciation expense relating to ad and email delivery hardware, Internet access costs, and the amortization of purchased technology associated with the acquisition of FloNetwork. In addition, gross margin was impacted by the decrease in the fee charged to DoubleClick Media for the provision of technology support. The costs were offset by the reduction in personnel associated with restructuring activities.

DoubleClick Data

      DoubleClick Data revenue increased 12.4% to $81.3 million for the year ended December 31, 2001 compared with $72.4 million for the year ended December 31, 2000. These results reflected a slight decrease in revenues generated by our Abacus division, which was more than offset by the impact of the acquisition of @plan in February 2001. Abacus revenues were $71.4 million and Research revenues were $9.9 million for the year ended December 31, 2001. Abacus experienced a decrease in revenues associated with its Abacus Alliance offset by an increase in revenues from its new Business-to-Business Alliance. The weakness in the economy and its effect on marketing budgets has negatively impacted our DoubleClick Data business.

      Gross margin declined from 68.0% for the year ended December 31, 2000 to 67.4% for the year ended December 31, 2001. The decline in gross margin was primarily due to the gross margin associated with our Research division, which is significantly lower than margins of our Abacus division. In addition, Abacus experienced higher costs associated with its data collection as well as the amortization of acquired email lists. These costs were offset by the reduction in personnel associated with restructuring activities.

DoubleClick Media

      Revenue for DoubleClick Media decreased 49.0% to $129.3 million for the year ended December 31, 2001 from $253.8 million for the year ended December 31, 2000. The decrease in DoubleClick Media revenue reflected in large part the decline in overall online advertising spending. In response to the continued deterioration of general economic conditions, many companies, particularly Internet-related companies, have significantly scaled back their advertising and marketing budgets, which has had a correspondingly negative impact on aggregate online advertising spending. DoubleClick Media revenue also decreased due to a reduction in the number of advertising impressions delivered to users of the AltaVista Web site. DoubleClick Media revenue derived from advertising impressions delivered to users of the AltaVista Web site was $8.8 million, or 6.8% of DoubleClick Media revenue for the year ended December 31, 2001, compared to $28.4 million, or 11.2% of revenue for the year ended December 31, 2000. Because of specific contractual terms unique to AltaVista, we recognize revenue from sales commissions, billing and collection fees and DART service fees derived from the sale and delivery of ads on the AltaVista Web site and associated services.

      DoubleClick Media gross margin was 31.9% for the year ended December 31, 2001 and 25.3% for the year ended December 31, 2000. Gross margin was lower in 2000 primarily due to the $18.5 million write-off of our advance to a Web publisher in December 2000. Excluding this one-time charge, gross margin would have been 32.6% for the year ended December 31, 2000. The decrease in gross margin, exclusive of this one-time charge, is primarily the result of increased levels of price competition and increases in the amount of unsold inventory, which diluted the effective price of delivered advertising impressions. This decrease was partially offset by lower average site fees remitted to Web publishers and a reduction in the cost of technology support provided by DoubleClick TechSolutions.

Operating Expenses

Sales and marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense, and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $182.8 million, or 45.1% of revenue for the year ended December 31, 2001 and $227.2 million, or 44.9% of revenue for the year ended December 31, 2000. The decrease in sales and marketing expense of $44.4 million was primarily attributable to decreases in personnel-related costs of approximately $17.1 million due to headcount reductions associated with our restructuring activities. Non-cash compensation expense decreased approximately $8.5 million due to the elimination of the non-cash compensation due to the former shareholders of DoubleClick Scandinavia as the result of the accelerated payment of their remaining contingent consideration in the second quarter of 2001. In addition, marketing and bad debt expenses decreased $7.1 million and $4.4 million, respectively. These decreases are commensurate with the decline in our revenues and the level of business activity.

General and administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facility-related costs. General and administrative expenses were $65.7 million, or 16.2% of revenue for the year ended December 31, 2001, and $83.2, or 16.5% of revenue for the year ended December 31, 2000. The decrease in general and administrative expense of $17.5 million was primarily the result of overall reductions in professional services fees of $6.9 million, personnel-related costs of $2.4 million, recruiting fees of $2.2 million and travel and entertainment expenses of $1.6 million. Decreased professional services fees resulted in part from a reduction in consulting fees associated with system conversion and integration. Personnel related costs, recruiting fees and travel and entertainment expenses declined due to job eliminations associated with our restructuring activities.

Product development

      Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with the product development departments. Product development expenses were $53.4 million, or 13.2% of revenue for the year ended December 31, 2001 and $44.8 million, or 8.9% of revenue for the year ended December 31, 2000. The increase in product development expenses of $8.7 million was primarily the result of growth-related increases in compensation and related benefits for product development personnel of $4.6 million and depreciation expense of $2.9 million, which were partially offset by reductions in professional fees of approximately $1.4 million.

Amortization of goodwill

      Goodwill amortization was $43.5 million for the year ended December 31, 2001 and 35.9 million for the year ended December 31, 2000. The increase of $7.6 million was the result of goodwill amortization associated with our acquisitions of @plan, DoubleClick Japan and FloNetwork, partially offset by reductions in amortization expense relating to DoubleClick Scandinavia and DoubleClick Iberoamerica as the result of their impairment write-downs in the fourth quarter of 2000.

      Effective January 1, 2002 in accordance with SFAS No. 142, DoubleClick ceased amortizing goodwill. The adoption of SFAS No. 142 would have reduced its goodwill amortization expense by approximately $43.5 million and $35.9 million for the years ended December 31, 2001 and 2000, respectively.

Amortization of other intangibles

      Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $8.7 million for the year ended December 31, 2001 and $5.3 million for the year ended December 31, 2000. The increase of $3.4 million was primarily the result of the increase in the amortization of customer lists associated with our acquisition of FloNetwork and the purchase of the intellectual property assets of Sabela Media and L90, Inc.

Goodwill and other impairments

      Goodwill and other impairments was $72.1 million for the year ended December 31, 2001 and $49.4 million for the year ended December 31, 2001.

      In connection with DoubleClick’s decision to sell its European Media operations, management determined that the estimated fair value of the consideration it would receive pursuant to the sale agreement would be less than the carrying value of its European Media operations. As a result, management concluded that its investment in its European Media operations was impaired. DoubleClick recorded a charge of approximately $8.8 million in the fourth quarter of 2001, which represented the difference between the estimated fair value of the consideration to be received and the carrying value of the net assets to be sold.

      The persistence of the unfavorable economic conditions that began in 2000 led DoubleClick management to undertake a review of the recoverability of certain of its investments in the third quarter of 2001. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, management concluded that its investments in @plan and Flashbase were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments and the estimated fair value of these businesses in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

      In the second quarter of 2001, management reviewed the recoverability of its investments in @plan and Flashbase. As @plan had only been acquired in February of 2001, management believed that it did not, at that time, have enough operational experience with this investment to determine that it was impaired.

      In connection with the restructuring activities undertaken in the beginning of 2001, DoubleClick reorganized its sweepstakes offering with the expectation that Flashbase would, through the improved visibility of its product line and a streamlined cost structure, continue to represent a viable component of its business despite lower-than-expected revenues generated to date. As of the end of the second quarter of 2001, management did not believe, given the reorganization and Flashbase’s budgeted forecasts, that this investment was impaired. At the end of the third quarter, as this investment’s results mirrored general economic trends and fell well short of projections, the decision was ultimately made to devote resources away from the sweepstakes offering and towards more profitable lines of business. It was at this time that management concluded its investment in Flashbase was impaired.

      The amount of the goodwill impairment was calculated based on discounted analyses of these businesses’ expected future cash flows, which were no longer deemed adequate to support the value of the goodwill associated with these investments. In both cases, sharply-reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate online advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001. These entities’ expected future cash flows and terminal values are based on management’s budgeted forecasts and estimates. To the extent that these entities’ results fall short of DoubleClick’s revised projections, additional impairment charges could be incurred.

      As a result of the significant decline in its stock price in 2000, DoubleClick reviewed the recoverability of the goodwill associated with its acquisitions of DoubleClick Scandinavia and DoubleClick Iberoamerica in

accordance with its accounting policy. In the course of its analysis, DoubleClick determined that the goodwill attributable to DoubleClick Scandinavia and DoubleClick Iberoamerica was in excess of its estimates of these entities’ future cash flows. Accordingly, DoubleClick recognized $49.4 million in impairment charges equal to the difference between its investment in and the estimated fair value of these entities in the fourth quarter of 2000. Of this amount, $48.2 million related to DoubleClick Scandinavia and $1.2 million related to DoubleClick Iberoamerica.

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

Restructuring charges

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

Equity in losses of affiliates

      Equity in losses of affiliates was $2.5 million for the year December 31, 2001 and $6.8 million for the year ended December 31, 2000. Included in equity in losses of affiliates for the year ended December 31, 2000 was $3.8 million of non-recurring income related to DoubleClick’s proportionate share of the gain recognized by ValueClick following the initial public offering of its consolidated subsidiary, ValueClick Japan. The decrease in equity in losses of affiliates was primarily the result of a reduction in the amount of amortization expense associated with our investment in ValueClick. Following our impairment write-down of the goodwill related to our investment in ValueClick in the fourth quarter of 2000, amortization expense associated with this investment decreased from $9.1 million for the year ended December 31, 2000 to $0.7 million for the year ended December 31, 2001.

      As a result of the cumulative dilutive effects of the transactions described below, DoubleClick does not believe that it is able to exercise significant influence over its investment in ValueClick as of December 31, 2001. Accordingly, DoubleClick will no longer record its proportionate share of ValueClick’s results but instead carry this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At December 31, 2001, DoubleClick has recorded approximately $5.9 million in unrealized gains associated with its investment in ValueClick.

Gain on equity transactions of affiliates, net

      For the year ended December 31, 2001, we recognized a gain of approximately $7.2 million from the initial public offering of our consolidated subsidiary DoubleClick Japan, which was partially offset by a loss of approximately $5.7 million related to the decrease in value of our proportionate share of the net assets of our equity-method investee ValueClick following the consummation of business combinations with ClickAgents.com, Mediaplex, and the issuance of common stock to the former shareholders of Bach Systems, Inc., due to the achievement of certain performance objectives. For the year ended December 31, 2000, we recognized an approximately $8.9 million gain related to the increase in the value of our investment as the result of ValueClick’s initial public offering and an approximately $20.7 million gain through partial sale our interest in NetGravity to the minority shareholders of DoubleClick Japan.

Impairment of investments in affiliates

      Impairment of investments in affiliates was $16.2 million for the year ended December 31, 2001 and $24.1 million for the year ended December 31, 2000. During the year ended December 31, 2001, as a result of the significant decline in the market value of Internet-based companies and the decreasing declining access of these companies to public and private financing, management performed an assessment of the carrying values of certain of its investments in affiliates in the second quarter of 2001. In the course of its analysis, DoubleClick determined that the carrying value of its cost-method investment in Return Path, Inc. (“Return Path”) was no longer recoverable. As a consequence, DoubleClick wrote off its entire investment in Return Path and recognized an impairment charge of $4.5 million during the second quarter of 2001. In addition, DoubleClick determined that the carrying value of its equity method investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million during the third quarter of 2001, which represented the difference between DoubleClick’s carrying value and the estimated fair value of its investment in ValueClick. The estimated fair value of DoubleClick’s investment in ValueClick was determined based on the closing market price of ValueClick stock on September 30, 2001.

      DoubleClick recognized approximately $24.1 million in impairment charges relating to its investment in ValueClick for the year ended December 31, 2000.

Gain on early extinguishment of debt

      For the year ended December 31, 2001, DoubleClick repurchased $20.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $13.6 million in cash. DoubleClick wrote off approximately $0.3 million in deferred issuance costs and recognized a gain of approximately $6.4 million as the result of the early retirement of this debt.

      There were no such gains recognized during the year ended December 31, 2000.

Write-down of warrant

      In the third quarter of 2000, DoubleClick management determined that the remaining exercise period of its warrant to purchase approximately 10.8 million additional common shares of ValueClick was not a sufficient period to allow for the price of ValueClick common stock to move above the warrant’s strike price. The application of an option-pricing model confirmed that the estimated fair value of the ValueClick warrant was negligible. As a result, DoubleClick wrote off the entire value of the warrant and recognized an impairment charge of approximately $18.7 million.

      There were no such charges incurred for the year ended December 31, 2001.

Interest and other, net

      Interest and other, net was $29.3 million for the year ended December 31, 2001 and $53.8 million for the year ended December 31, 2000. Interest and other, net included $43.0 million of interest income for the year ended December 31, 2001, partially offset by $12.8 million in interest expense. For the year ended December 31, 2000, Interest and other, net included $54.4 million in interest income, income of approximately $5.0 million related to contract termination fees associated with the restructuring of our Advertising Services Agreement with AltaVista in fiscal year 2000, and $8.6 million relating to merger termination fees paid by NetCreations on the termination of our merger agreement in December 2000.

      These amounts were partially offset by interest expense of $12.1 million. The decrease in interest income was primarily attributable to decreases in the average quarterly balances of our investments in marketable securities and decreases in average investment yields due to declines in interest rates.

Provision for income taxes

      The provision for income taxes does not reflect the benefit of our historical losses due to limitations and uncertainty surrounding our prospective realization of the benefit. The provision for income taxes recorded for the year ended December 31, 2001 of $4.8 million consists principally of income taxes of $3.5 million on the earnings of certain of the Company’s foreign subsidiaries and state and local taxes of $1.3 million. For the year ended December 31, 2000, the provision for income taxes of $1.5 million consists principally of income taxes of $2.3 million on the earnings of certain of the company’s foreign subsidiaries, state and local taxes of $0.9 million, and a benefit of $1.7 million relating to the change in estimated tax refunds receivable.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

      Operating activities generated $43.9 million for the year ended December 31, 2002, used $7.6 million for the year ended December 31, 2001, and generated $41.6 million for the year ended December 31, 2000. Cash provided by operating activities for the year ended December 31, 2002 resulted primarily from our net loss, adjusted for non-cash items, and decreases in accounts payable, offset by an increase in accrued expenses and other liabilities. Cash used by operating activities in 2001 resulted from our net loss, excluding non-cash items, and decreases in accounts payable and deferred revenue, partially offset by a decrease in accounts receivable and an increase in accrued expenses. Cash provided by operating activities in 2000 resulted primarily from a our net loss, excluding non-cash items, and increases in accounts payable and accrued expenses, which were partially offset by increases in accounts receivable and prepaid expenses. Cash flow from operating activities may be impacted in future periods based on the timing and amount of restructuring payments.

      Investing activities provided $65.0 million for the year ended December 31, 2002, and used $85.6 million and $525.5 million for the years ended December 31, 2001 and 2000, respectively. Cash provided by investing activities for the year ended December 31, 2002, resulted primarily from proceeds received from the sale of businesses and investments in affiliates. Cash used in investing activities for the year ended December 31, 2001 resulted primarily from the purchases of equipment and the net cash outlays for acquisitions of businesses and intangible assets, which was partially offset by the maturities of some of our investments in marketable securities. Cash used in investing activities for the year ended December 31, 2000 resulted principally from the investment of the proceeds of our common stock issuance in marketable securities, as well as purchases of equipment and the net cash outlays for the acquisition of businesses and intangible assets. Capital expenditures are expected to increase in 2003 due to the replacement of obsolete equipment.

      Financing activities used $69.5 for the year ended December 31, 2002 and provided $4.2 million and $559.6 million for the years ended December 31, 2001 and 2000, respectively. Cash used by financing activities resulted primarily from the repurchase of convertible bonds, purchases of our common stock and payments under capital lease obligations. Cash generated by financing activities for the year ended December 31, 2001 resulted primarily from the initial public offering of our consolidated subsidiary, DoubleClick Japan, and the proceeds from the exercise of stock options, mostly offset by cash payments for debt and stock repurchases. Cash provided by financing activities for the year ended December 31, 2000 consisted primarily of the net proceeds from our public offering of common stock. Cash flow from financing activities may be impacted in future periods based on the potential for additional repurchases of our convertible bonds and common stock.

      DoubleClick’s cash and cash equivalents decreased $21.9 million as a result of the deconsolidation our subsidiary, DoubleClick Japan. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. As a result of this transaction, DoubleClick will account for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting.

      As of December 31, 2002, we had $123.7 million of cash and cash equivalents, $601.2 million in investments in marketable securities consisting of government and corporate debt securities and $25.1 million in restricted cash. As of December 31, 2002, our principal commitments consisted of $154.8 million principal amount our Convertible Subordinated Notes and our obligations under operating and capital leases.

      DoubleClick’s contractual obligations are as follows:

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	154,800			154,800
Capital Lease Obligations	7,015	6,163	852
Operating Lease Obligations(1)	270,384	25,520	55,919	49,545	139,400

Total	432,199	31,683	56,771	204,345	139,400

(1)	Operating lease obligations primarily include rental payments for office facilities. As of December 31, 2002, DoubleClick has recorded restructuring reserves and assumed liabilities in connection with acquisitions totaling approximately $120 million relating to excess space at these facilities.

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

Related Party Transactions

      DoubleClick maintains a 15% interest in AdLINK Internet Media AG (“AdLINK”). This interest was acquired in January 2002 as a result of the sale of DoubleClick’s European Media business. DoubleClick recognized revenue of approximately $2.0 during the year ended December 31, 2002 relating to services provided to AdLINK.

      In addition, DoubleClick holds a 19.8% interest in MaxWorldwide, Inc (“MaxWorldwide”). This interest was acquired in July 2002 as a result of the sale of DoubleClick’s North American Media business. Subsequent to the sale of the DoubleClick’s North American Media business, DoubleClick recognized revenue of approximately $1.4 million during the year ended December 31, 2002 relating to services provided to MaxWorldwide.

      Additionally, DoubleClick maintains a minority interest in DoubleClick Japan. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. As a result of this transaction, DoubleClick will account for its remaining 31,271 shares in DoubleClick

Japan under the equity method of accounting. DoubleClick will also retain one seat on DoubleClick Japan’s board of directors. DoubleClick Japan will continue to sell DoubleClick’s suite of DART technology products as part of a long-term technology reseller agreement. Revenue recognized through sales to DoubleClick Japan subsequent to the date of deconsolidation was not material.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of December 31, 2002, our investments in marketable securities had a weighted average time to maturity of 366 days.

      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2002.

	Time to Maturity

	One Year	One to Two	Two to
	or Less	Years	Four Years	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$123,671	—	—	$123,671
Average interest rate	0.95%
Fixed-rate investments in marketable securities	$306,974	$279,320	$14,930	$601,224
Average interest rate	3.52%	2.84%	2.60%
Liabilities:
Convertible subordinated notes	—	—	$154,800	$135,636
Average interest rate			4.75%

      As of December 31, 2002, restricted cash was $25.1 million and the average interest rate associated with this cash was 2.21%. Restricted cash consists of office lease security deposits and funds to cover our automated clearinghouse payment function.

      We did not hold derivative financial instruments as of December 31, 2002 and have not held these instruments in the past.

Foreign Currency Risk

      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than the functional currency of DoubleClick and its subsidiaries. The effect of foreign exchange rate fluctuations on operations resulted in losses of $1.2 million for the year ended December 31, 2002, respectively. This was principally as a result of the weakening of the U.S. dollar and its impact upon our U.S. dollar denominated deposits held by our international subsidiaries for the year ended December 31, 2002. The effect of foreign exchange fluctuations on our operations for the year ended December 31, 2001, was not material.

      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2002, we had $33.4 million in cash and cash equivalents denominated in foreign currencies.

      Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Equity Risk

      The Company holds investments in equity instruments of public companies received as a result of certain business transactions, including shares held in DoubleClick Japan, NetRatings, Inc., AdLINK Internet Media AG and MaxWorldwide, Inc. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. The following represents the cost basis and fair market value of these investments, which is included in as “Investment in affiliates” on the accompanying Consolidated Balance Sheets.

	As of December 31, 2002

		Fair Market
	Cost Basis	Value

DoubleClick Japan	6,401	6,332
NetRatings, Inc.	606	746
AdLINK Internet Media AG	1,855	2,818
MaxWorldwide, Inc.	1,994	2,880

      Certain of DoubleClick’s investments have suffered a decrease in value as a result of recent market volatility. As a consequence, DoubleClick wrote-down these investments to their estimated fair value in 2002. We will continue to evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific assessments. In the event of a determination that a further decline in market value is other than temporary, a charge to earnings will be recorded for all or a portion of the unrealized loss, and a new cost basis in the investment will be established.

DOUBLECLICK INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DoubleClick Inc.:

      In our opinion the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DoubleClick Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

      As discussed in Notes 1 and 7 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, New York
January 22, 2003

DOUBLECLICK INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$123,671	$99,511
Investments in marketable securities	306,974	339,996
Accounts receivable, net of allowances of $13,704 and $21,579, respectively	48,850	81,412
Prepaid expenses and other current assets	24,324	35,180

Total current assets	503,819	556,099
Investment in marketable securities	294,249	295,019
Restricted cash	25,091	17,636
Property and equipment, net	98,545	156,996
Goodwill	20,572	57,567
Intangible assets, net	13,378	21,845
Investment in affiliates	12,125	24,128
Other assets	9,128	9,063

Total assets	$976,907	$1,138,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,218	$32,718
Accrued expenses and other current liabilities	117,320	95,956
Current portion of capital lease obligations	6,163	6,936
Deferred revenue	6,245	13,849

Total current liabilities	136,946	149,459
Convertible subordinated notes	154,800	219,700
Long term portion of capital lease obligations	852	6,366
Other long term liabilities	73,747	40,048
Minority interest in consolidated subsidiaries	—	19,457
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 137,854,385 and 134,799,135 shares issued, respectively	138	135
Treasury stock, 1,680,670 and 765,170 shares, respectively	(8,949)	(4,466)
Additional paid-in capital	1,281,244	1,265,953
Accumulated deficit	(666,441)	(548,552)
Other accumulated comprehensive income/(loss)	4,570	(9,747)

Total stockholders’ equity	610,562	703,323

Total liabilities and stockholders’ equity	$976,907	$1,138,353

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,
(In thousands, except per share amounts)

	2002	2001	2000

Revenue	$300,198	$405,647	$505,611
Cost of revenue	109,406	177,397	228,083
Write-off of advance to Web publisher	—	—	18,487
Restructuring charge	4,374	—	—

Total cost of revenue	113,780	177,397	246,570

Gross profit	186,418	228,250	259,041

Operating expenses:
Sales and marketing (inclusive of non-cash compensation of $15,233 and $23,732 in 2001 and 2000, respectively)	101,527	182,782	227,229
General and administrative (inclusive of non-cash compensation of $259 and $637 for 2001 and 2000, respectively)	46,401	65,695	83,227
Product development	39,790	53,447	44,789
Amortization of goodwill	—	43,472	35,864
Amortization of other intangibles	12,392	8,703	5,289
Goodwill and other impairments	47,077	72,103	49,371
Purchased in-process research and development	—	1,300	—
Restructuring charges	94,011	84,167	2,389

Total operating expenses	341,198	511,669	448,158
Loss from operations	(154,780)	(283,419)	(189,117)
Other income/(expense):
Equity in losses of affiliates	(331)	(2,534)	(6,789)
Gain on equity transactions of affiliates, net	—	1,463	29,676
Impairment of investments in affiliates	(14,147)	(16,235)	(24,052)
Write-down of warrant	—	—	(18,650)
Gain on early extinguishment of debt	11,855	8,199	—
Gain on sale of investments in affiliates	7,880	—	—
Gain on sale of businesses, net	17,946	—	—
Interest and other, net	15,932	29,255	53,801

Total other income	39,135	20,148	33,986
Loss before income taxes	(115,645)	(263,271)	(155,131)
Provision for income taxes	4,794	4,764	1,497

Loss before minority interest	(120,439)	(268,035)	(156,628)
Minority interest in results of consolidated subsidiaries	2,549	2,207	647

Net loss	$(117,890)	$(265,828)	$(155,981)

Basic and diluted net loss per share	$(0.87)	$(2.02)	$(1.29)

Weighted average shares used in basic and diluted net loss per share	135,840	131,622	121,278

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,890)	$(265,828)	$(155,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and leasehold amortization	42,340	53,369	33,440
Goodwill amortization	—	43,472	35,864
Amortization of intangible assets	14,713	9,532	5,289
Equity losses of affiliates	331	2,534	6,789
Gain on equity transactions of affiliates, net	—	(1,463)	(29,676)
Impairment of investments in affiliates	14,147	16,235	24,052
Goodwill and other impairments	47,077	72,103	49,371
Write-down of warrant	—	—	18,650
Write-off of advance to Web publisher	—	—	18,487
Write-off of purchased in-process research and development	—	1,300	—
Gain on early extinquishment if debt	(11,855)	(8,199)	—
Minority interest	(2,549)	(2,207)	(647)
Non-cash restructuring charge	14,160	17,683	—
Non-cash compensation	—	15,492	24,369
Gain on sale of businesses, net	(17,946)	—	—
Gain on sale of investment of affiliates, net	(7,880)	—	—
Other non-cash items	2,583	3,395	980
Provisions for bad debts and advertiser credits	19,126	28,775	47,078
Changes in operating assets and liabilities net of the effects of acquisitions and dispositions:
Accounts receivable	3,431	17,234	(75,048)
Prepaid expenses and other assets	6,899	6,214	(19,879)
Accounts payable	(15,904)	(33,353)	46,165
Accrued expenses and other liabilities	52,503	37,471	8,519
Deferred revenue	626	(21,385)	3,807

Net cash provided by (used in) operating activities	43,912	(7,626)	41,629
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities	(488,286)	(533,275)	(504,890)
Maturities of investments in marketable securities	522,734	566,941	152,524
Restricted cash	(7,455)	—	—
Purchases of property and equipment	(12,113)	(64,886)	(121,294)
Security deposits	—	—	(5,820)
Acquisition of businesses and intangible assets, net of cash acquired	(4,842)	(53,037)	(28,804)
Proceeds from sale of businesses	16,927	—	—
Investments in affiliates and other	—	(1,363)	(17,260)
Proceeds from sale of investments of affiliates	37,994	—	—

Net cash provided by (used in) investing activities	64,959	(85,620)	(525,544)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	1,144	2,364	504,660
Proceeds from the exercise of stock options	4,569	7,196	50,577
Proceeds from DoubleClick Japan stock issuance, net of offering cost	—	25,380	5,754
Proceeds used in repurchase of convertible bonds	(53,578)	(21,850)	—
Purchases of treasury stock	(4,483)	(4,466)	—
Payments under capital lease obligations and notes payable	(16,113)	(4,897)	(1,398)
Other	(1,000)	507	—

Net cash (used in) provided by financing activities	(69,461)	4,234	559,593
DECONSOLIDATION OF SUBSIDIARY	(21,890)	—	—
Effect of exchange rate changes on cash and cash equivalents	6,640	(5,159)	(1,234)

Net increase (decrease) in cash and cash equivalents	24,160	(94,171)	74,444
Cash and cash equivalents at beginning of period	$99,511	$193,682	$119,238

Cash and cash equivalents at end of period	$123,671	$99,511	$193,682

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Convertible
	Preferred Stock		Common Stock		Treasury Stock		Additional			Other	Total
							Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Equity

Balance at December 31, 1999	—	$—	112,453,892	$112	—	$—	$475,565	$(1,106)	$(109,831)	$(3,078)	$361,662
Net loss									(155,981)		(155,981)
Cumulative foreign currency translation										(13,457)	(13,457)
Unrealized gain on marketable securities										1,763	1,763

Comprehensive loss									(155,981)	(11,694)	(167,675)
Issuance of common stock for acquisition			23,721	—			1,945				1,945
Issuance of options for acquisition			—	—			1,313				1,313
Issuance of common stock for investment			732,860	1	(206,813)	(23,766)	84,198				60,433
Other adjustments							(233)	233			—
Amortization of deferred compensation								637			637
Issuance of common stock, net of issuance costs			5,733,411	6			502,913				502,919
Common shares issued upon exercise of stock options			4,700,670	5			50,572				50,577
Employee stock purchases			83,615	—			1,741				1,741
Investee sale of DoubleClick common stock					46,530	5,347	(2,442)				2,905
Tax benefit upon exercise of stock options							600				600

Balance at December 31, 2000	—	—	123,728,169	124	(160,283)	(18,419)	1,116,172	(236)	(265,812)	(14,772)	817,057
Net loss									(265,828)		(265,828)
Cumulative foreign currency translation										(7,540)	(7,540)
Unrealized gain on marketable securities										12,565	12,565

Comprehensive loss									(265,828)	5,025	(260,803)
Issuance of common stock for acquisitions			5,977,417	6			98,871				98,877
Payment of non-cash compensation			2,724,338	3			37,414				37,417
Equity transactions of affiliates					37,045	4,257	1,773		(4,257)		1,773
Purchase of treasury stock					(765,170)	(4,466)					(4,466)
Amortization of deferred compensation								236			236
Issuance of common stock under 401(k) plan			245,460				2,045				2,045
Common shares issued upon exercise of stock options			1,879,790	2			7,194				7,196
Employee stock purchases			243,961				2,364				2,364
Investee sale of DoubleClick common stock					123,238	14,162			(12,655)		1,507
Tax benefit upon exercise of stock options							120				120

Balance at December 31, 2001	—	—	134,799,135	135	(765,170)	(4,466)	1,265,953	—	(548,552)	(9,747)	703,323
Net loss									(117,890)		(117,890)
Cumulative foreign currency translation										20,050	20,050
Unrealized loss on marketable securities										(5,733)	(5,733)

Comprehensive loss									(117,890)	14,317	(103,573)
Issuance of common stock for acquisitions			1,000,240	1			7,709				7,710
Purchase of treasury stock					(915,500)	(4,483)					(4,483)
Issuance of common stock under 401(k) plan			256,253				1,871				1,871
Common shares issued upon exercise of stock options			1,623,591	2			4,567				4,569
Employee stock purchases			175,166				1,144				1,144

Balance at December 31, 2002	—	$—	137,854,385	$138	(1,680,670)	$(8,949)	$1,281,244	$—	$(666,441)	$4,570	$610,562

The accompanying notes are an integral part of these consolidated financial statements

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 1 —	Description of Business and Significant Accounting Policies

Description of business

      DoubleClick is a leading provider of products and services used by direct marketers, Web publishers and advertisers to plan, execute and analyze their marketing programs. Combining marketing technology and data expertise, DoubleClick’s products and services help its customers optimize their advertising and marketing campaigns online and through direct mail. DoubleClick offers a broad array of marketing technology and data products and services to its customers to allow them to address a full range of the marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements.

      DoubleClick derives its revenues from three business units: Technology (or “TechSolutions”), Data and Media based on the types of services provided. DoubleClick TechSolutions includes our ad management products, consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service, and a suite of email products based on DoubleClick’s DARTmail Service. DoubleClick Data includes its Abacus division, which utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients. DoubleClick Media included the DoubleClick network that provided fully outsourced and effective ad sales and related services to a worldwide group of advertisers and publishers. As a result of the sale of the European Media Business on January 28, 2002 and North American Media business on July 10, 2002, the Media operations consisted only of the investment in DoubleClick Japan. On December 26, 2002, DoubleClick reduced its ownership percentage in DoubleClick Japan and will no longer consolidate their results of operations. See Note 3, “Investment in DoubleClick Japan.” As a result of the preceding transactions, we were fully divested of our Media operations as of December 31, 2002. Accordingly, DoubleClick will not report a DoubleClick Media segment in the future.

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

Cash and cash equivalents, investments in marketable securities, and restricted cash

      Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

      Marketable securities are classified as current or long-term assets depending on their dates of maturity. As of December 31, 2002, all marketable securities included in long-term assets mature in the calendar year 2004.

      DoubleClick classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. DoubleClick recognizes gains and losses when these securities are sold using the specific identification method. DoubleClick has not recognized any material gains or losses from the sale of its investments in marketable securities.

      Restricted cash represents funds to cover office lease security deposits and our automated clearinghouse payment function.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002 cash and cash equivalents, investments in marketable securities, and restricted cash consisted of the following:

		Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value

Cash and cash equivalents:
Cash	$90,673	—	—	$90,673
Money market funds	3,241	—	—	3,241
Municipal bonds and notes	17,254	—	—	17,254
Corporate debt securities	12,503	—	—	12,503

	$123,671	—	—	$123,671

Investments in marketable securities and restricted cash:
Government securities	$295,651	—	1,199	$296,850
Corporate debt securities	330,712	(1,248)	—	329,464

	$626,363	(1,248)	1,199	$626,314

      At December 31, 2001 cash and cash equivalents, investments in marketable securities, and restricted cash consisted of the following:

		Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value

Cash and cash equivalents:
Cash	$80,493	—	—	$80,493
Money market funds	4,318	—	—	4,318
Municipal bonds and notes	14,700	—	—	14,700

	$99,511	—	—	$99,511

Investments in marketable securities and restricted cash:
Government securities	$172,917	—	992	$173,909
Corporate debt securities	473,581	(44)	5,205	478,742

	$646,498	(44)	6,197	$652,651

Property and equipment

      Property and equipment is recorded at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. As required by SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, DoubleClick capitalizes certain computer software developed or obtained for internal use. Capitalized computer software is depreciated using the straight-line method over the estimated life of the software or generally three to five years.

Goodwill and intangible assets

      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Until December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life, which was generally three years.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective July 1, 2001, DoubleClick adopted certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and effective January 1, 2002, DoubleClick adopted the full provisions of SFAS No. 141 and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and set forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. DoubleClick completed its initial impairment testing and no changes to the carrying value of goodwill and other intangible assets were made as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually, as well as when a triggering event indicating impairment may have occurred. See Note 9, “Impairment of Goodwill and Other Intangibles.”

      Intangible assets include patents, trademarks, customer lists, and purchased technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to five years.

Impairment of long-lived assets

      DoubleClick assesses the recoverability of long-lived assets, including goodwill and intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Revenue recognition

      DoubleClick’s revenues are presented net of a provision for advertiser credits, which is estimated and established in the period in which services are provided. These credits are generally issued in the event that delivered advertisements do not meet contractual specifications. Actual results could differ from these estimates.

      Technology. Revenues include fees earned from the use of DART ad management products and services and email products and services, DoubleClick’s Web-based ad management (advertising impression delivery) solution. Revenues derived from the use of DART email delivery technology and email services are recognized in the period the advertising impressions or emails are delivered provided collection of the resulting receivable is reasonably assured. DART services activation fees are deferred and recognized ratably over the expected term of the customer relationship.

      For DoubleClick’s licensed ad serving software solution, revenues are recognized upon completion of product installation, which is generally when customers begin utilizing the product, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. A portion of the initial ad serving software license fee is attributed to the customer’s right to receive, at no additional charge, software upgrades released during the subsequent twelve months. Revenues attributable to software upgrades are deferred and recognized ratably over the period covered by the software license agreement, which is generally one year.

      Revenues from consulting services are recognized as the services are performed and customer-support revenues are deferred and recognized ratably over the period covered by the customer support agreement, generally one year.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Data. DoubleClick provides services to its customers that result in a deliverable product in the form of marketing data or customized written reports. DoubleClick recognizes revenues when the product is shipped to the customer provided collection of the resulting receivable is reasonably assured. In certain cases, DoubleClick provides subscriptions to unlimited products for a fixed fee and over a fixed period of time, which revenue is recognized ratably.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC’s views on the application of generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 of recognizing revenue for the Technology and Data segments did not have a material effect on DoubleClick’s financial position or results of operations.

      Media. Revenues are derived primarily from the sale and delivery of advertising impressions through third-party Web sites within the DoubleClick network (the “network”). Revenues are recognized in the period the advertising impressions are delivered provided collection of the resulting receivable is reasonably assured. Deferred revenue consists primarily of payments received in advance of revenue being earned for the delivery of such advertising impressions.

      DoubleClick becomes obligated to make payments to third-party Web sites, which have contracted with DoubleClick to be part of the network, in the period the advertising impressions are delivered. Such expenses are classified as costs of revenues in the consolidated statement of operations.

Product development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. To date, all product development costs have been expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of DoubleClick’s products and general release have substantially coincided. As a result, DoubleClick has not capitalized any software development costs.

Issuance of stock by affiliates

      Changes in DoubleClick’s interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the consolidated statement of operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of SAB No. 51.

Advertising expenses

      DoubleClick expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations and totaled $3.6 million, $12.8 million, and $22.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Foreign currency

      The functional currencies of DoubleClick’s foreign subsidiaries are their respective local currencies. The financial statements maintained in local currencies are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are accumulated as a separate component of stockholders’ equity. Net gains and losses from foreign currency transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Equity-based compensation

      DoubleClick accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option’s exercise price. DoubleClick has adopted the disclosure-only requirements of SFAS No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

      In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” See “New accounting pronouncements.”

      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, DoubleClick’s net loss would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Net loss:
As reported	$(117,890)	$(265,828)	$(155,981)
Pro forma per SFAS 123	(239,327)	(419,403)	(338,514)
Net loss per share:
As reported	$(0.87)	$(2.02)	$(1.29)
Pro forma per SFAS 123	(1.76)	(3.19)	(2.79)

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The per share weighted average fair value of options granted for the years ended December 31, 2002, 2001 and 2000 was $4.09, $6.86, and $51.12, respectively, on the grant date with the following weighted average assumptions:

	Year Ended December 31,

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.82%	4.51%	6.18%
Expected life	4.5 years	4.5 years	4 years
Volatility	70%	100%	115%

      The pro forma impact of options on the net loss for the years ended December 31, 2002, 2001 and 2000, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

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

      At December 31, 2002, 2001, and 2000, outstanding options of approximately 16.5 million, 23.9 million, and 22.2 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share for 2002, 2001 and 2000 excludes the effect of 3,752,724, 5,326,055, and 6,060,606 shares, respectively, issuable upon conversion of the 4.75% Convertible Subordinated Notes due 2006, since their inclusion would also have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

Concentrations of credit risk

      Financial instruments that potentially subject DoubleClick to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable.

      Credit is extended to customers based on an evaluation of their financial condition and collateral is not required. DoubleClick performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts.

      In 1999, DoubleClick advanced approximately $20 million to AllAdvantage, an Internet advertising and sweepstakes company. In view of the weak market for Internet advertising in general and the financial difficulties of AllAdvantage in particular, management concluded that was no longer recoverable and the remaining balance of approximately $18.5 million was written off in the fourth quarter of 2000. This charge has been classified as a cost of revenue in the consolidated statements of operations DoubleClick has no other such arrangements.

      DoubleClick’s financial instruments consist of cash and cash equivalents, investments in marketable securities, restricted cash, accounts receivable, accounts payable, accrued expenses and convertible subordinated notes. At December 31, 2002 and 2001 the fair value of these instruments approximated their financial statement carrying amount with the exception of the convertible subordinated notes, which had estimated fair values of $135.6 million and $173.8 million at December 31, 2002 and 2001, respectively.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation.

New accounting pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections’ (“SFAS No. 145”). SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 but earlier adoption is encouraged. DoubleClick has repurchased and may in the future continue to repurchase a portion of its outstanding Convertible Subordinated Notes. DoubleClick adopted SFAS No. 145 effective July 1, 2002 and no longer records gains or losses from the retirement of its Convertible Subordinated Notes as extraordinary items, net of taxes but as a component of other income in the Consolidated Statements of Operations. As required under SFAS No. 145, prior periods have been reclassified to conform to the current period’s presentation.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities’ (“SFAS No.146”). SFAS No. 46 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring” (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has no effect on exit or disposal activities begun prior to this date.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in accounting estimate

      Effective January 1, 2002, DoubleClick changed its estimate of the useful lives of its production equipment and software. The estimated useful life for these assets was extended from three years to four years in order to recognize depreciation expense over the remaining time that the assets are expected to be in service. The change was based on an analysis performed by DoubleClick’s operations department. As a result of this change, net loss was reduced by approximately $8.3 million, or $0.06 per basic and diluted share, for the year ended December 31, 2002.

NOTE 2 — Business Transactions

Acquisitions

MessageMedia

      On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. (“MessageMedia”), a provider of permission-based email marketing and messaging solutions. The acquisition of MessageMedia has allowed DoubleClick to expand its suite of email product and service offerings as well as broaden its client base.

      DoubleClick acquired all the outstanding shares, options and warrants of MessageMedia in exchange for approximately one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick loaned $2.0 million to MessageMedia to satisfy MessageMedia’s operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, inclusive of approximately $1.6 million of direct acquisition costs, was approximately $11.3 million. The value of the approximately one million shares of DoubleClick common stock issued was determined based on the average market price of DoubleClick common stock, as quoted on the Nasdaq National Market, for the day immediately prior to, the day of, and the day immediately after the number of shares due to MessageMedia shareholders became irrevocably fixed pursuant to the agreement under which MessageMedia was acquired. The MessageMedia options and warrants assumed by DoubleClick as the result of this merger converted into options and warrants to acquire approximately 120,000 shares of DoubleClick common stock and have been valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	3.7%
Expected life (in years)	3.6
Volatility	100%

      The aggregate purchase price of $11.3 million has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows (in millions):

Current assets	$4.6
Other intangible assets	1.9
Goodwill	28.5
Other non-current assets	4.1

Total assets acquired	$39.1
Total liabilities assumed	$(27.8)

Net assets acquired	$11.3

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Approximately $1.9 million of the purchase price has been allocated to customer lists and is being amortized on a straight-line basis over two years. DoubleClick recorded approximately $28.5 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and, in accordance with SFAS No. 142, will be and has been periodically tested for impairment. (See Note 7.)

      Assumed liabilities include costs accrued of approximately $12.5 million for idle space at a facility in Louisville, Colorado. As of December 31, 2002, approximately $1.5 million has been paid.

      The results of operations for MessageMedia have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition.

Abacus Direct Europe

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe (“Abacus Direct Europe”), joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V, an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition. DoubleClick’s investment in the joint venture was previously accounted for under the equity method of accounting. DoubleClick acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs. The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$3.1
Property and equipment	0.3
Other intangibles assets	4.6

Total assets acquired	$8.0
Total liabilities assumed	(3.2)

$4.8
Less: proportionate share of net assets held through equity investment	(1.1)

Net assets acquired	$3.7

      Approximately $4.6 million of the purchase price has been allocated to customer lists, the Abacus U.K. Alliance, and customer database. These intangibles are being amortized on a straight-line basis over two to five years based on each intangibles estimated useful life.

Protagona

      On November 4, 2002, DoubleClick completed its acquisition of Protagona plc (“Protagona”), a campaign management software company based in the United Kingdom. In the transaction, DoubleClick acquired all the outstanding shares of Protagona in exchange for approximately $13.6 million in cash. This purchase price, which includes approximately $0.2 million in direct acquisition costs, has been allocated to the

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows (in millions):

Cash	$14.7
Other current assets	1.2
Intangible assets	2.8
Other non-current assets	1.0

Total assets acquired	$19.7
Current liabilities	$(4.2)
Other non-current liabilities	(1.9)

Total liabilities assumed	$(6.1)

Net assets acquired	$13.6

      On the basis of estimated fair values, approximately $2.5 million of the purchase price has been allocated to acquired technology and $0.3 million to customer lists. These amounts are being amortized on a straight-line basis over three and two years, respectively.

      The results of operations for Protagona have been included in DoubleClick’s consolidated statements of operations from the date of acquisition.

FloNetwork

      On April 23, 2001, DoubleClick completed its acquisition of FloNetwork Inc. (“FloNetwork”), a privately-held provider of email technology services. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, option and warrants of FloNetwork in exchange for $17.1 million in cash, DoubleClick common stock valued at $30.7 million and stock options and warrants to acquire DoubleClick common stock valued at $3.8 million. The value of the approximately 2,800,000 shares of DoubleClick common stock issued was determined based on the average market price of DoubleClick common stock, as quoted on the Nasdaq National Market, for the day immediately prior to, the day of, and the day immediately after the number of shares and cash consideration due to FloNetwork shareholders became irrevocably fixed pursuant to the agreement under which FloNetwork was acquired. The FloNetwork options and warrants assumed by DoubleClick as the result of this merger converted into options and warrants to acquire approximately 430,000 shares of DoubleClick common stock and have been valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.5%
Expected life (in years)	4.1
Volatility	115%

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate purchase price of $52.7 million, which includes approximately $1.1 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows (in millions):

Current assets	$5.4
Acquired in-process research and development	1.3
Other intangible assets	6.5
Goodwill	45.0
Other non-current assets	3.3

Total assets acquired	$61.5
Current liabilities	$(8.8)

Total liabilities assumed	$(8.8)

Net assets acquired	$52.7

      On the basis of fair value appraisals, approximately $4.3 million of the purchase price has been allocated to acquired technology, $2.2 million to customer lists and $1.3 million to purchased in-process research and development. The amounts allocated to customer lists and acquired technology is being amortized on a straight-line basis over two and three years, respectively. The amounts attributed to in-process research and development projects have been charged to operations as they had not reached technological feasibility as of the date of acquisition and were determined to have no alternative future uses. DoubleClick has also recorded approximately $45.0 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill was not tax deductible and was being amortized on a straight-line basis over three years. In accordance with SFAS 142, DoubleClick ceased to amortize goodwill as of January 1, 2002. See Note 1, “Description of business and significant accounting policies.”

      The results of operations for FloNetwork have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition.

Flashbase

      Effective May 26, 2000, DoubleClick acquired Flashbase, Inc. (“Flashbase”) for approximately $19.6 million. In connection with the acquisition, which has been accounted for under the purchase method, DoubleClick recorded approximately $19.5 million in goodwill. Additional payments of approximately $4.2 million were made in March 2001 based on the continued employment of the former shareholders and the attainment of specific performance objectives for the year ended December 31, 2000. Of this amount, approximately $1.7 million was paid in cash and the remaining $2.5 million was paid in DoubleClick common stock. Such amounts were included in “Sales and marketing” in the 2000 Consolidated Statement of Operations.

Divestures

European Media Business

      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG (“AdLINK”), a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG (“United Internet”), AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges, such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexerciseable in December 2003. AdLINK achieved EBITDA-positive results in the fourth quarter of 2002.

      As the result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK, which represented approximately 3.9 million shares valued at approximately $8.3 million. DoubleClick’s option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. DoubleClick was partially reimbursed $2.0 million for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media business. DoubleClick’s investment in AdLINK is included in “Investments in affiliates” in the Consolidated Balance Sheets.

      Revenue recognized from sales to AdLINK was approximately $2.0 million during the year ended December 31, 2002.

North America Media Business

      On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. (“MaxWorldwide”). In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results, for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. As a result of this transaction, DoubleClick recognized a gain of $8.1 million during the third quarter of 2002, which has been included in “Gain on sale of businesses, net” in the Consolidated Statements of Operations.

      On August 13, 2002, MaxWorldwide repurchased 5,596,972 shares of its common stock. As the result of this repurchase, DoubleClick’s ownership percentage increased to 19.8%.

      DoubleClick accounts for this investment under the equity method of accounting. The investment is included in “Investments in affiliates” in the Consolidated Balance Sheets. MaxWorldwide has yet to achieve EBITDA-positive results for each of the fiscal quarters subsequent to this transaction. MaxWorldwide’s results for the three months ended December 31, 2002 were not available as of the date of this filing. DoubleClick will report its share of MaxWorldwide’s results on a 90-day lag.

      Subsequent to the sale of DoubleClick’s North American Media business, DoubleClick recognized revenue of approximately $1.4 million during the year ended December 31, 2002 relating to services provided to MaxWorldwide.

      The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of Protagona, Abacus Direct Europe, and MessageMedia, consummated during 2002, the acquisitions of FloNetwork and @plan (See Note 5), consummated during 2001, and the dispositions of the European and North American Media businesses, @plan research product line (See Note 5), and DoubleClick Japan (See Note 4) completed during 2002, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions and disposals been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001

	(Unaudited, in thousands,
	except per share amounts)
Revenues	$261,230	$307,562
Amortization of intangible assets	9,400	24,989
Goodwill and other impairments	47,077	18,819
Net loss	$(131,890)	$(183,005)
Net loss per basic and diluted share	$(0.97)	$(1.37)

NOTE 3 —	Investment in DoubleClick Japan

      In July 2000, DoubleClick contributed its wholly-owned subsidiary, NetGravity Japan, to its affiliate DoubleClick Japan in return for an additional 27% ownership interest in DoubleClick Japan. In addition to increasing DoubleClick’s equity interest to approximately 37%, the agreement with DoubleClick Japan enabled it to elect a majority of the seats on DoubleClick Japan’s Board of Directors and exercise a controlling financial interest in its operations. Accordingly, DoubleClick consolidated the net assets and results of operations of DoubleClick Japan as of the date of the transfer. As DoubleClick Japan’s net assets and results and operations had not previously been consolidated in DoubleClick’s financial statements, this simultaneous transfer and acquisition was treated as a partial sale of DoubleClick’s interest in NetGravity and a step acquisition of an additional equity interest in DoubleClick Japan. Full reverse acquisition accounting was applied and a $20.7 million gain recognized to the extent that NetGravity Japan was deemed sold to the minority shareholders of DoubleClick Japan. This gain has been included in “Gain on equity transactions of affiliates, net” in the consolidated statements of operations. Goodwill of $21.3 million was recorded to reflect the proportionate step-up in DoubleClick Japan’s net assets as the result of the reverse acquisition.

      Subsequent to the transfer of NetGravity Japan described above, DoubleClick made an additional investment of $5.4 million in DoubleClick Japan, which increased its interest to approximately 43%. This transaction was accounted for as a step acquisition and DoubleClick recorded approximately $0.7 million of goodwill, which represented the excess of its additional investment over the fair value of the incremental assets acquired.

      On April 25, 2001, DoubleClick’s consolidated subsidiary, DoubleClick Japan, completed its initial public offering of common stock on the Nasdaq Japan Market, issuing 23,456 shares at approximately $1,236 per share. DoubleClick Japan’s net proceeds, after deducting underwriting discounts, commissions and direct offering costs, were approximately $25.4 million. As a result of this offering, DoubleClick’s ownership interest in DoubleClick Japan decreased from 43.2% to 38.2%. DoubleClick recorded a $16.6 million increase in minority interest, reduced the carrying amount of the goodwill associated with its acquisition of DoubleClick Japan by $1.6 million and recognized a gain of approximately $7.2 million, which represented the incremental increase in consolidated net equity related to its proportionate share of the proceeds from DoubleClick Japan’s stock offering. Pursuant to Accounting Principles Board Opinion No. 23, no deferred taxes have been recorded related to this gain as it is considered permanently reinvested in DoubleClick Japan. This gain has been included in “Gain on equity transactions of affiliates, net” in the consolidated statements of operations.

      On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. DoubleClick received proceeds of $14.3 million and recognized a gain of $3.1 million, which has been included in “Gain on sale of investments in affiliates” in the Consolidated Statements of Operations. As a result of this transaction, DoubleClick will account for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick will also retain one seat on DoubleClick Japan’s board of directors. DoubleClick’s investment in DoubleClick Japan is included in “Investments in affiliates” in the Consolidated Balance Sheets.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	@plan.inc

      On February 2, 2001, DoubleClick completed its acquisition of @plan.inc (“@plan”), a provider of online market research planning systems. In the transaction, which has been accounted for as a purchase, DoubleClick acquired all of the outstanding shares, options and warrants of @plan in exchange for $39.1 million in cash, DoubleClick common stock valued at $48.7 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $15.7 million. The value of the approximately 3,200,000 shares of common stock issued was determined based on the average market price of DoubleClick common stock, as quoted on the Nasdaq National Market, for the day immediately prior to and the day of the final determination of the number of shares and cash consideration due to @plan shareholders became irrevocably fixed pursuant to the agreement under which @plan was acquired. The @plan options and warrants assumed by DoubleClick as the result of the merger converted into options and warrants to acquire approximately 1,200,000 shares of DoubleClick common stock and have been valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	6.1%
Expected life (in years)	4.3
Volatility	107%

      The aggregate purchase price of $104.3 million, which includes approximately $0.8 million of direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition as follows (in millions):

Cash	$26.6
Other current assets	3.5
Goodwill	79.1
Other non-current assets	0.8

Total assets acquired	$110.0
Current liabilities	$(5.7)

Total liabilities assumed	$(5.7)

Net assets acquired	$104.3

      DoubleClick has recorded approximately $79.1 million in goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. This goodwill was not tax-deductible and was being amortized on a straight-line basis over three years. In accordance with SFAS 142, DoubleClick ceased to amortize this goodwill when the statement is applied in its entirety in 2002. See Note 1, “Description of business and significant accounting policies.”

      The results of operations for @plan have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition.

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc.(“NetRatings”) a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock valued at approximately $6.1 million. DoubleClick recognized a gain of $12.3 million on the sale of the @plan research product line, which has been included in “Gain on sale of businesses, net” in the Consolidated Statements of Operations. DoubleClick’s investment in NetRatings is included in “Investments in affiliates” in the Consolidated Balance Sheets.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — Investment in Affiliates

      DoubleClick’s investments in affiliates at December 31, 2002 and 2001 consist of the following:

	December 31,

	2002	2001

ValueClick, Inc.	$—	$22,531
DoubleClick Asia	—	1,182
AdLINK	2,818	—
NetRatings, Inc.	746	—
MaxWorldwide, Inc.	1,994	—
DoubleClick Japan, Inc.	6,401	—
Other	166	415

	$12,125	$24,128

      As of December 31, 2002 DoubleClick’s investments in AdLINK, and NetRatings represent investments in publicly traded companies which are accounted for as available-for-sale marketable securities. Accordingly these investments are carried at fair value. At December 31, 2002 DoubleClick’s cost basis in these investments is as follows:

AdLINK	$1,855
NetRatings	$606

      As of December 31, 2002 DoubleClick’s investment in MaxWorldwide, Inc. and DoubleClick Japan represent investments in publicly traded companies which are accounted under the equity method of accounting. At December 31, 2002 the fair value of these investments is as follows:

MaxWorldwide, Inc.	$2,880
DoubleClick Japan, Inc.	$6,332

      See Note 6 for information regarding DoubleClick’s investment in ValueClick, Inc. All other investments in affiliates are accounted for under the cost basis.

      During the second quarter of 2001, as a result of the significant decline in the market value of Internet-based companies and the declining access of these companies to public and private financing, management performed an assessment of the carrying values of its investments in affiliates. In the course of its analysis, DoubleClick determined that the carrying value of its cost-method investment in Return Path, Inc. (“Return Path”) was no longer recoverable. As a consequence, DoubleClick wrote off its entire investment in Return Path and recognized an impairment charge of $4.5 million.

      In the third quarter of 2002, DoubleClick determined that the carrying value of certain of its investments, principally its cost-method investments in AdLINK Internet Media AG (“AdLINK”) and NetRatings, Inc. (“NetRatings”) and its equity-method investment in MaxWorldwide, Inc. (“MaxWorldwide”) were impaired based on the continued decline in the fair market value of these investments. As a result, DoubleClick recorded an impairment charge of $11.7 million, which represented the difference between DoubleClick’s carrying value and the estimated fair value of these investments. The estimated fair values of DoubleClick’s investments in AdLINK, NetRatings and MaxWorldwide were determined based on the closing market price of their stock on September 30, 2002. Additionally, DoubleClick’s cost method investment in the joint venture, DoubleClick Asia, is being liquidated and has no continuing value. As a consequence, DoubleClick wrote-off its entire investment in DoubleClick Asia and recognized an impairment charge of $2.4 million.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These charges have been included in “Impairment of investments in affiliates” on the Consolidated Statements of Operations.

NOTE 6 — Investment in ValueClick Inc.

      Effective February 28, 2000, DoubleClick acquired an approximately 33% interest in ValueClick, Inc. (“ValueClick”) as well as a warrant to purchase ValueClick common stock for 732,860 shares of DoubleClick common stock and $10.0 million in cash. DoubleClick’s investment in ValueClick was recorded based on the fair value of the consideration paid (approximately $94.2 million) less approximately $27.7 million of treasury stock that represented its proportionate share of the DoubleClick stock held by ValueClick. In addition to approximately $41.3 million of goodwill, DoubleClick’s investment in ValueClick also included an amount of approximately $18.7 million which represented the estimated fair value of the warrant on February 28, 2000. DoubleClick’s investment in ValueClick has been accounted for under the equity method, with a 90-day lag in reporting DoubleClick’s share of the results of ValueClick. DoubleClick has recorded its proportionate share of ValueClick’s net income or loss and the amortization of goodwill associated with this investment in “Equity in losses of affiliates” in the Consolidated Statements of Operations. This goodwill was amortized on a straight-line basis using a three-year estimated useful life.

      In the first quarter of 2000, DoubleClick recorded the effects of ValueClick’s initial public offering of 4.0 million shares of common stock at $19.00 per share. ValueClick’s net proceeds, after deducting underwriting discounts, commissions and direct offering costs, were approximately $68.6 million. As a result of this offering, DoubleClick’s ownership interest was reduced from 33.0% to 28.1% and the value of its proportionate share of ValueClick’s net assets increased. DoubleClick recorded an increase in the value of its investment in ValueClick of $12.9 million, reduced the carrying amount of treasury stock to approximately $23.8 million and recognized a gain of approximately $8.9 million. This gain has been included in “Gain on equity transactions of affiliates, net” in the Consolidated Statements of Operations.

      In the third quarter of 2000, DoubleClick management determined that the remaining exercise period of its warrant to purchase approximately 10.8 million additional common shares of ValueClick was not a sufficient period to allow for the price of ValueClick common stock to move above the warrant’s strike price. The application of an option-pricing model confirmed that the estimated fair value of the ValueClick warrant was negligible. As a result, DoubleClick wrote off the entire value of the warrant and recognized an impairment charge of approximately $18.7 million. This charge has been reflected as “Write-down of warrant” in the Consolidated Statements of Operations.

      In the third quarter of 2000, DoubleClick recognized its proportionate share of the gain resulting from the initial public offering of ValueClick Japan, a consolidated subsidiary of ValueClick. Pursuant to SAB 51, ValueClick recognized a gain to the extent that a portion of its interest was deemed sold through the offering at a price higher than its original basis. DoubleClick’s proportionate share of this gain, approximately $3.9 million, has been included in “Equity in losses of affiliates” in the Consolidated Statements of Operations.

      In light of the steady decline in the market price of ValueClick’s common stock since its initial public offering, DoubleClick management made an assessment of the carrying value of its investment in ValueClick in the fourth quarter of 2000 and determined that it was in excess of its estimated fair value. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $24.1 million, which represented the difference between the carrying value and the estimated fair value of its investment in ValueClick. This impairment has been recorded as “Impairment of investments in affiliates” in the Consolidated Statements of Operations. The estimated fair value of DoubleClick’s investment in ValueClick was determined based on the closing market price of ValueClick common stock on December 1, 2000.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the first quarter of 2001, DoubleClick recorded the effects of ValueClick’s issuance of approximately 5.7 million shares to complete a purchase acquisition of Bach Systems, Inc. (“Bach Systems”) and to consummate a pooling of interests merger with ClickAgents.com, Inc. (“ClickAgents”). DoubleClick has treated the ValueClick’s pooling with ClickAgents as a book value purchase of ClickAgents by ValueClick. As a result of these transactions, DoubleClick’s ownership interest was reduced from 28.1% to 23.5% and the value of its proportionate share of ValueClick’s net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick of $3.8 million, reduced the carrying value of treasury stock to approximately $15.3 million and recognized a loss of approximately $3.8 million. This loss has been included in “Gain on equity transactions of affiliates, net” in the Consolidated Statements of Operations. Under the terms of the purchase agreement, ValueClick may issue additional shares of common stock to the former shareholders of Bach Systems if certain performance objectives are achieved over the eight quarters following the closing date.

      In the second quarter of 2001, DoubleClick recorded the effects of ValueClick’s issuance of approximately 2.7 million shares to complete its pooling of interest merger with Z Media, Inc. As a result of the merger, DoubleClick’s ownership interest in ValueClick was reduced from 23.5% to 21.7% and the value of its proportionate share of ValueClick’s net assets decreased. Pursuant to its accounting policy, DoubleClick recorded a decrease in the value of its investment in ValueClick of $1.8 million, reduced the carrying amount of treasury stock to $14.2 million and recognized a loss of approximately $1.5 million. This loss has been included in “Gain on equity transactions of affiliates, net” in the Consolidated Statements of Operations.

      In the second quarter of 2001, ValueClick sold the remaining 567,860 shares of DoubleClick common stock it owned to third parties. DoubleClick recorded an increase in the value of its investment in ValueClick of approximately $1.5 million, which was equal to its proportionate share of the cash proceeds from the sale. Also as a result of this transaction, DoubleClick reduced the carrying amount of treasury stock to zero and recognized a charge to retained earnings of approximately $12.7 million, which represented the difference between the treasury shares’ original basis and the cash proceeds from the sale.

      In response to the prolonged downturn of the economy in general, and the continued weakness in aggregate online advertising spending in particular, DoubleClick management undertook a review of the recoverability of certain of its investments in the third quarter of 2001. Noting the continued fall in the price of ValueClick stock, management determined that its investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million, which represented the difference between DoubleClick’s carrying value and the estimated fair value of its investment in ValueClick. The estimated fair value of DoubleClick’s investment in ValueClick was determined based on the closing market price of ValueClick stock on September 30, 2001. This charge has been included in “Impairment of investments in affiliates” in the Consolidated Statements of Operations.

      In the fourth quarter of 2001, DoubleClick recorded the effects of ValueClick’s issuance of approximately 0.6 million shares to the former shareholders of Bach Systems upon the achievement of certain performance objectives. As a result of this issuance, DoubleClick’s ownership interest was reduced from 21.7% to 21.3% and the value of its proportionate share of ValueClick’s net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick of $0.3 million and recognized a loss of approximately $0.3 million. This loss has been included in Gain on equity transactions of affiliates, net in the Consolidated Statements of Operations.

      Also in the fourth quarter of 2001, DoubleClick recorded the effects of ValueClick’s issuance of approximately 14.9 million shares to complete its purchase acquisition of Mediaplex, Inc. As a result of the merger, DoubleClick’s ownership interest was reduced from 21.3% to 15.2% and the value of its proportionate share of ValueClick’s net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick of $0.1 million and recognized a loss of approximately $0.1 million. This loss has been included in “Gain on equity transactions of affiliates, net” in the Consolidated Statements of Operations.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the year ended December 31, 2001 and 2000, DoubleClick recognized approximately $0.7 million and $9.1 million, respectively, of goodwill amortization associated with its investment in ValueClick.

      As a result of the cumulative dilutive effects of the transactions described above, DoubleClick does not believe that it was able to exercise significant influence over its investment in ValueClick as of December 31, 2001. Accordingly, DoubleClick no longer record its proportionate share of ValueClick’s results but instead carry this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. DoubleClick’s investment in ValueClick is included in “Investment in affiliates” in the Consolidated Balance Sheets.

      In the fourth quarter of 2002 DoubleClick entered into a repurchase agreement with ValueClick whereby ValueClick repurchased all of the remaining 7.9 million shares for $21.3 million or approximately $2.70 per share. DoubleClick recognized a gain of $4.7 million from the sale of the investment, which has been included in “Gain on sale of investments in affiliates” on the Consolidated Statements of Operations.

NOTE 7 — Goodwill

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Tech	Media	Data	Total

	(In thousands)
Balance at January 1, 2002	$35,806	$14,276	$7,485	$57,567
Acquisition of MessageMedia (See Note 2)	28,514	—	—	28,514
Sale of European Media business (See Note 2)	—	(6,186)	—	(6,186)
Sale of @plan research product line (See Note 4)	—	—	(7,485)	(7,485)
Goodwill impairment (See Note 9)	(43,768)	—	—	(43,768)
Effect of foreign currency translation	20	813	—	833
Deconsolidation of DoubleClick Japan (See Note 3)	—	(8,903)	—	(8,903)

Balance at December 31, 2002	$20,572	$—	$—	$20,572

      Upon the adoption of SFAS No. 142 on January 1, 2002, DoubleClick ceased amortizing goodwill. The following adjusts reported net loss and basic and diluted net loss per share as if the adoption of SFAS No. 142 occurred as of January 1, 2000.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Reported net loss	$(117,890)	$(265,828)	$(155,981)
Add back: goodwill amortization	—	44,157	44,922

Adjusted net loss	$(117,890)	$(221,671)	$(111,059)

Reported basic and diluted net loss per share	$(0.87)	$(2.02)	$(1.29)
Add back: goodwill amortization	—	0.34	0.37

Adjusted basic and diluted net loss per share	$(0.87)	$(1.68)	$(0.92)

      The amortization of goodwill is inclusive of goodwill amortization associated with DoubleClick’s investment in ValueClick of approximately $0.7 million and $9.1 million for the years ended December 31, 2001 and 2000, respectively.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — Intangible Assets

      Intangible assets consist of the following:

		December 31, 2002
	Weighted
	Average	Gross			December 31,
	Amortization	Carrying	Accumulated		2001
	Period	Amount	Amortization	Net	Net

	(In thousands)
Intangible assets:
Patents and trademarks	36 months	$2,084	$(1,762)	$322	$5,896
Customer lists	27 months	21,599	(15,616)	5,983	11,507
Purchased technology and other	32 months	10,672	(3,599)	7,073	4,442

	31 months	$34,355	$(20,977)	$13,378	$21,845

      For the year ended December 31, 2001, DoubleClick purchased customer lists for approximately $12.6 million in cash.

      Amortization expense was $14.7 million, $8.8 million, and $5.3 million for the years ended December 31, 2002, 2001, and 2000 respectively. For the years ended December 31, 2002 and 2001, $2.3 million and $0.8 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.

      Based on the balance of intangible assets December 31, 2002, the annual amortization expense for each of the succeeding five years is estimated to be $8.7 million, $2.6 million, $0.8 million, $0.8 million, and $0.4 million in 2003, 2004, 2005, 2006, and 2007, respectively.

NOTE 9 — Impairment of Goodwill and Other Intangible Assets

      The persistence of unfavorable economic conditions led DoubleClick management to undertake a review of the recoverability of certain of its investments in the third quarter of 2001. As a result of significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, management concluded that its investments in @plan.inc (“@plan”) and Flashbase, Inc. (“Flashbase”) were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments in and the estimated fair value of these entities in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

      The amount of the goodwill impairment was calculated based on discounted analyses of these entities’ expected future cash flows, which were no longer deemed adequate, to support the value of the goodwill associated with these investments. In both cases, sharply-reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate online advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001.

      These businesses’ expected future cash flows and terminal values are based on management’s budgeted forecasts and estimates. In its calculation to determine the impairment charge for its investment in @plan, DoubleClick used a discount rate of 15% and assumed a remaining useful life of 2.5 years, which represented the remaining useful life of the goodwill associated with this investment. In its calculation to determine the impairment charge for Flashbase, DoubleClick used a discount rate of 15% and a useful life of 1.75 years, which represented the remaining useful life of the goodwill associated with this investment.

      In connection with DoubleClick’s decision to sell its European Media operations, management determined that the estimated fair value of the consideration it would receive pursuant to the sale agreement would

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be less than the carrying value of its European Media operations. As a result, management concluded that its investment in its European Media operations was impaired. DoubleClick recorded a charge of approximately $8.8 million in the fourth quarter of 2001, which represented the difference between the estimated fair value of the consideration to be received and the carrying value of the net assets to be sold.

      In 2002, based upon the prolonged softness in the economy and the current and projected operational performance of DoubleClick’s email reporting unit, DoubleClick initiated a third-party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $43.8 million being recorded during the year. The fair market value of the email reporting unit was determined based on revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, and price/revenue multiples of our competitors in the email marketplace. In addition, DoubleClick also determined that the fair value of certain intangibles assets were considered impaired. DoubleClick recorded an impairment charge of $3.3 million based on the difference between the carrying value and estimated fair value of certain intangible assets also associated with the email reporting unit.

NOTE 10 — Property and Equipment

		December 31,
	Estimated
	Useful Life	2002	2001

		(In thousands)
Computer equipment and purchased software	1-3 years	$181,145	$167,037
Furniture and fixtures	5 years	8,833	12,769
Leasehold improvements	1-15 years	20,741	48,116
Building and building improvements	20-40 years	26,654	26,331
Land		3,050	3,050
Capital work-in-progress		1,364	3,637

		241,787	260,940
Less accumulated depreciation and amortization		(143,242)	(103,944)

		$98,545	$156,996

      Depreciation and amortization expense related to property and equipment was approximately $42.3 million, $53.4 million and $33.4 million in 2002, 2001 and 2000, respectively.

NOTE 11 — Convertible Subordinated Notes

      On March 17, 1999, DoubleClick issued 4.75% Convertible Subordinated Notes due 2006 with a principal amount of $250 million (the “Convertible Notes”). The Convertible Notes are convertible into DoubleClick common stock at a conversion price of $41.25 per share, subject to adjustment at the occurrence of certain events and at the holder’s option. Interest on the Convertible Notes is payable semiannually on March 15 and September 15 of each year. The Convertible Notes are unsecured and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Notes indenture) of DoubleClick. If the closing sales price of DoubleClick common stock exceeds 140% of the conversion price for at least 20 trading days in any consecutive 30 trading day period, or anytime after March 15, 2003, the Convertible Notes may be redeemed at the option of DoubleClick, in whole or in part, at the redemption prices set forth in the Convertible Notes indenture.

      Upon occurrence of a change of control of DoubleClick or if DoubleClick’s common stock is no longer listed for trading on the Nasdaq Stock Market’s National Market, a United States national securities

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange or an established automated over the counter trading market in the United States prior to maturity of the Convertible Notes, each holder of the Convertible Notes has the right to require DoubleClick to redeem all or any part of the holder’s Convertible Notes at a price equal to 100% of the principal amount, plus accrued interest, of the Convertible Notes being redeemed.

      Interest expense relating to the Convertible Notes was approximately $10.3 million, $11.6 million and $11.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      In the second half of 2001, DoubleClick repurchased approximately $30.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $21.9 million in cash. DoubleClick wrote off approximately $0.2 million in deferred issuance costs and recognized a gain of approximately $8.2 million.

      In the third quarter of 2002, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $53.6 million in cash, inclusive of $1.2 million of accrued interest payable. DoubleClick wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million.

NOTE 12 — Stockholders’ Equity

      DoubleClick’s Certificate of Incorporation authorizes 400,000,000 shares of $0.001 par value common stock and authorizes 5,000,000 shares of preferred stock.

      Pursuant to an underwriting agreement dated February 17, 2000, DoubleClick completed a public offering of 7,500,000 shares of its common stock, of which DoubleClick sold 5,733,411 shares and certain stockholders sold 1,766,589 shares. DoubleClick’s net proceeds were approximately $502.9 million, after deducting underwriting discounts, commissions and offering expenses.

      Certain holders of common stock are subject to substantial restrictions on transfer and also have certain “piggyback” and demand registration rights which, with certain exceptions, require DoubleClick to use its best efforts to include in any of DoubleClick’s registration statements any shares requested to be so included. Further, DoubleClick will pay all expenses directly incurred on its behalf in connection with such registration.

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

Stock repurchase plan

      In September 2001, the Board of Directors authorized a stock repurchase program that permitted the repurchase of up to $100 million of outstanding DoubleClick common stock or convertible subordinated notes over a one-year period. During the year ended December 31, 2001, DoubleClick purchased 765,000 shares of its common stock at an average price of $5.84 per share. In the third quarter of 2002, DoubleClick purchased 915,500 shares of its common stock at an average price of $4.90 per share.

Employee stock purchase plan

      Under the DoubleClick Employee Stock Purchase Plan (the “ESPP”), which became effective on April 3, 2000, participating employees may purchase shares of DoubleClick common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee’s base compensation. For the years ended December 31, 2002 and 2001, DoubleClick issued 175,166 and 243,961 shares respectively, pursuant to its ESPP. An additional 2,295,472 shares were reserved for issuance at December 31, 2002.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock purchase warrants

      In connection with its acquisition of @plan in February 2001, DoubleClick assumed 99,495 stock purchase warrants. These warrants each represent the right to purchase, until May 26, 2006, one share of DoubleClick common stock at an exercise price of $28.14 per share. As of December 31, 2002, none of these warrants have been exercised.

      In connection with its acquisition of FloNetwork in April 2001, DoubleClick assumed 7,452 stock purchase warrants. These warrants each represent the right to purchase, until September 22, 2007, one share of DoubleClick common stock at an exercise price of $27.13 per share. As of December 31, 2002, none of these warrants have been exercised.

      At December 31, 2002, DoubleClick had 106,947 stock purchase warrants outstanding with a weighted-average exercise price of $28.07. At December 31, 2002, the weighted-average remaining contractual life of these warrants was approximately 3.5 years.

Stock incentive plan

      The 1997 Stock Incentive Plan (the “1997 Plan” or the “Plan”) was adopted by the Board of Directors on November 7, 1997 and was subsequently approved by the stockholders.

      Under the 1997 Plan, 37,548,162 shares of common stock have been authorized for the issuance of incentive and nonqualified stock options as of December 31, 2002. In addition, 10,866,138 shares of common stock are available for future grants under the 1997 Plan as of December 31, 2002. The number of shares of common stock reserved for issuance under the 1997 Plan automatically increases on the first trading day of each calendar year, by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, provided that no such increase will exceed 2,400,000 shares.

      Generally, options granted under the Plan vest ratably over a period of three to four years from the date of grant and expire 10 years from the date of grant and terminate, to the extent unvested, on the date of termination, and to the extent vested, generally at the end of the three-month period following the termination of employment. To the extent that an option grant permits the exercise of unvested shares and is subject to repurchase by DoubleClick upon an employee’s termination of service, those unvested shares of common stock that are subsequently repurchased by DoubleClick, whether at the exercise price or direct issue paid per share, will be added to the reserve of common stock available for issuance under the 1997 Plan. In no event, however, may any one participant in the 1997 Plan receive option grants or direct stock issuances for more than 1,500,000 shares of common stock in the aggregate per calendar, beginning with the 1998 calendar year.

      In October 1999, DoubleClick implemented the 1999 Non-Officer Stock Incentive Plan, pursuant to which 750,000 shares of common stock have been authorized for issuance. As of December 31, 2002 no shares have been issued under this plan.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the stock option activity for the three years ended December 31, 2002 is as follows:

	Outstanding	Weighted
	Number of	Average Exercise
	Options	Price

Balance at December 31, 1999	23,110,571	$35.95
Options granted	8,597,287	65.49
Options exercised	(4,653,638)	10.68
Options canceled	(4,807,972)	65.55

Balance at December 31, 2000	22,246,248	46.03
Options assumed	1,535,692	10.72
Options granted	8,243,903	9.26
Options exercised	(1,879,790)	3.83
Options canceled	(6,196,592)	49.75

Balance at December 31, 2001	23,949,461	33.46
Options granted	6,151,677	7.03
Options exercised	(1,623,591)	2.81
Options canceled	(9,769,856)	47.01

Balance at December 31, 2002	18,707,691	$24.17

Exercisable at December 31, 2002	8,940,410	$30.11

Available for future grants	11,616,138

      For the years ended December 31, 2001 and 2000, DoubleClick amortized $236,000 and $637,000 respectively, of deferred compensation related to options which were granted with exercise prices below fair market value at the date of grant. As of December 31, 2002, all deferred compensation has been fully amortized. All stock options granted in 2002 and 2001 were granted with exercise prices at fair market value at the date of grant.

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Actual Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/02	Life	Price	at 12/31/02	Price

0.01- 2.00	1,808,814	3.4	0.10	1,808,814	0.10
2.01- 9.00	7,361,747	7.3	6.44	1,492,290	5.82
9.01- 14.00	3,884,663	7.3	11.54	1,617,411	11.57
14.01- 50.00	2,413,314	7.1	28.12	1,978,497	28.71
50.01-124.56	3,197,803	6.9	86.92	2,005,921	85.45
124.57-1,134.80	41,350	7.1	336.29	37,477	357.48

NOTE 13 —	Non-Cash Compensation

      Non-cash compensation primarily represents the consideration paid to certain former shareholders of DoubleClick Scandinavia AB (“DoubleClick Scandinavia”). Shares of DoubleClick common stock were issued based upon the continued employment of the former shareholders and the attainment of specific

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue objectives for the year ended December 31, 2001. In May 2001, DoubleClick agreed to pay the former shareholders the minimum consideration they were entitled to receive for the 2001 fiscal year under the terms of the original agreement. As a result, DoubleClick recognized approximately $15.2 million in non-cash compensation expense, which represented the remaining unaccrued portion of this accelerated payment.

Note 14 —	Restructuring Charges

2000 Restructuring

      In December 2000, management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization. This involved the involuntary terminations of approximately 180 employees. As a consequence, DoubleClick recorded a $2.4 million charge to operations during the fourth quarter of 2000 related to payments for severance as well as the costs of outplacement services and the provision of continued benefits to terminated personnel. As of December 31, 2000, approximately $1.2 million of the $2.4 million charge remained accrued in “Accrued expenses and other current liabilities”. In 2001, the remainder of the 2000 restructuring charge was paid.

2001 Restructuring

      Throughout 2001, DoubleClick’s management took certain actions to increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 605 employees, primarily from our Media and TechSolutions divisions, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded an $84.2 million charge to operations during the year of 2001. This charge included approximately $10.4 million for severance-related payments to terminated employees, approximately $51.7 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $19.5 million for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $2.6 million in other exit costs, which included consulting and professional fees related to the restructuring activities and expenses associated with the decision to move the TechSolutions customer support department from New York to Colorado. These fixed asset impairments arose primarily from the write-off of the carrying values of leasehold improvements in offices in New York, San Francisco and London that were abandoned as part of the restructuring activities. As of December 31, 2001, approximately $15.0 million and $34.6 million remained accrued in “Accrued expenses and other current liabilities” and “Other long-term liabilities”, respectively.

2002 Restructuring

      During 2002, management took additional steps to realign its sales, development and administrative organization and reduce corporate overhead to position DoubleClick for profitable growth in the future consistent with management’s long-term objectives. This involved the involuntary termination of approximately 250 employees, primarily from our TechSolutions division, as well as charges for excess real estate space and the closure of several offices. As a consequence, DoubleClick recorded a charge of $98.4 million to operations during the year, of which $94.0 million and $4.4 million have been classified in operating expenses and cost of revenue, respectively. The charge primarily related to payments for severance of approximately $5.7 million, the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously accrued) of approximately $77.0 million, and the write-off of fixed assets situated in closed or abandoned offices of approximately $15.7 million. The accrual for future lease costs and the write-off of fixed assets were primarily related to our New York office. These charges were driven by the abandonment of additional space, reductions in the estimates of future sublease income, as well as the lengthening of the time required to find a sublease tenant. In addition, management decided to move our data center operations from New York to our Thornton, Colorado facility. As a result, DoubleClick recorded a charge of $4.4 million to

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of revenue relating to the write-off of related fixed assets. As of December 31, 2002, approximately $36.1 million and $71.0 million remained accrued in “Accrued expenses and other current liabilities” and “Other long-term liabilities”, respectively.

      In determining the restructuring charge associated with its future lease commitments, DoubleClick engaged a third party real estate firm to provide it with estimates of the expected future sublease income for its excess and idle space, which also includes an estimate of the time period required to identify sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick’s facilities are located. This real estate firm also provided estimates of lease termination/buyout fees landlords may charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick’s restructuring charge relating to future lease commitments is based on its review of this information. Should market conditions or other circumstances change, this information may be updated and additional charges may be required.

      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established:

		Future Lease
		Costs, Related
		Asset Write-offs
	Severance	& Other Exit Costs	Total

2000 Restructuring
Restructuring charge	$2,389	$—	$2,389
Cash expenditures	(1,217)	—	(1,217)

Balance at December 31, 2000	1,172	—	1,172
Cash Expenditures	(1,172)	—	(1,172)

Balance at December 31, 2001	$—	$—	$—

2001 and 2002 Restructuring
Restructuring charge	$10,407	$73,760	$84,167
Cash expenditures	(9,492)	(7,371)	(16,863)
Reversal of deferred rent liability	—	2,758	2,758
Non cash charges	—	(20,441)	(20,441)

Balance at December 31, 2001	915	48,706	49,621
Restructuring charge	5,718	92,667	98,385
Cash expenditures	(6,277)	(13,540)	(19,817)
Reversal of deferred rent liability	—	2,440	2,440
Non cash charges	—	(23,515)	(23,515)

Balance at December 31, 2002	$356	$106,758	$107,114

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	Income Taxes

      Loss before provision for income taxes consisted of:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
U.S.	$(92,965)	$(223,603)	$(43,731)
Foreign	(22,680)	(39,668)	(111,400)

	$(115,645)	$(263,271)	$(155,131)

      The provision (benefit) for income taxes consisted of:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Current tax provision (benefit):
Federal	$—	$—	$(1,724)
State and local	681	1,294	900
Foreign	4,113	3,470	2,321

Total current tax provision	$4,794	$4,764	$1,497

Deferred tax provision (benefit):
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—

Total deferred tax provision (benefit)	—	—	—

Provision for income taxes	$4,794	$4,764	$1,497

      The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Tax at U.S. Federal income tax rate	$(40,476)	$(92,145)	$(54,296)
State taxes, net of federal income tax effect	443	842	585
Domestic nondeductible compensation	—	83	222
Domestic valuation allowance	20,717	41,165	13,080
Foreign operations	8,349	25,138	41,946
Domestic nondeductible goodwill	16,206	30,341	2,743
Other	(445)	(660)	(2,783)

Income tax provision	$4,794	$4,764	$1,497

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts and advertiser discounts	$3,791	$6,924
Property and equipment	27,102	9,820
Accrued expenses and other	6,834	5,477
Net operating loss, capital loss and tax credit carryforwards	210,626	188,094
Equity investments	507	27,101
Restructuring charges	43,844	18,584
Other	959	5,819

Total deferred tax assets	293,663	261,819
Valuation allowance	(293,663)	(261,819)

Net deferred tax assets	$—	$—

      DoubleClick has recorded a full valuation allowance against its net deferred tax assets for the year ended December 31, 2002 since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

      At December 31, 2002, DoubleClick had domestic and foreign net operating loss carryforwards of approximately $461.2 million. The federal net operating loss carryforward was $415.9 million. Approximately $332.6 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived therefrom, when realized, will be accounted for as a credit to additional paid-in capital rather than a reduction to the income tax provision. Approximately $43.8 million of net operating loss carryforwards were acquired in various corporate acquisitions and any tax benefit derived therefrom, when realized, will be accounted for as a credit to goodwill or other acquired intangible assets rather than a reduction to the income tax provision. In addition, DoubleClick had $42.1 million of capital loss carryforwards and $4.0 million of research tax credit carryforwards. The federal net operating loss and research tax credit carryforwards expire in various years beginning in 2012, while the capital loss carryforwards expire in various years beginning in 2007. The utilization of a portion of the net operating loss, capital loss, and research tax credit carryforwards may be subject to limitations under U.S. federal, state and local, and foreign income tax laws.

NOTE 16 — Additional Financial Information

      Supplementary disclosure of cash flow information:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash paid for interest	$11,972	$13,049	$12,061
Cash paid for income taxes	$1,418	$1,146	$1,256

      Non-cash investing activities: During the years ended December 31, 2001 and 2000 DoubleClick recorded approximately $7.0 million and $10.3 million, respectively, related to capital lease obligations.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the components of interest and other, net:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Interest income	$25,715	$43,029	$54.437
Interest expense	(10,838)	(12,816)	(12,093)
Miscellaneous income	—	—	13,657
Other	1,055	(958)	(2,200)

	$15,932	$29,255	$53,801

      For the year ended December 31, 2000, miscellaneous income included approximately $5.0 million related to contract termination fees associated with the restructuring of DoubleClick’s Advertising Services Agreement with AltaVista in fiscal year 2000 and $8.6 million related to merger termination fees paid by NetCreations to DoubleClick on the termination of a merger agreement in December 2000.

NOTE 17 — Benefit Plan

      DoubleClick has a defined contribution plan offered to all eligible employees and is qualified under section 401(k) of the Internal Revenue Code. Participating employees may contribute a percentage of their salary to the plan. Employee contributions are invested at the direction of the employee in one or more funds or DoubleClick common stock. Beginning February 2000, DoubleClick has partially matched employee contributions with DoubleClick common stock. Prior to February 2000, DoubleClick partially matched employee contributions with cash. DoubleClick contributed $1.9 million; $2.0 million and $2.5 million to the Plan during the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 18 — Commitments and Contingencies

Leases

      DoubleClick leases facilities and equipment under capital and operating leases expiring at various dates through 2015. DoubleClick also subleases facilities under operating leasing expiring at various dates through 2010. The future minimum lease payments and the sub rental income under these leases are as follows (in thousands):

	Capital	Operating	Sub Rental
Years Ending December 31,	Leases	Leases	Income

2003	$6,526	$25,520	$(6,889)
2004	859	27,837	(6,821)
2005	—	28,082	(6,463)
2006	—	25,155	(2,073)
2007	—	24,390	(1,776)
Thereafter	—	139,400	(11,841)

Total minimum lease payments	$7,385	$270,384	$(35,863)

Less: amount representing interest	(370)

Present value of net minimum lease payments	$7,015

      Rent expense for the years ended December 31, 2002, 2001 and 2000 was $11.6 million, $15.6 million, and $16.8 million, respectively.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Operating lease obligations primarily represent rental payments for office facilities. At December 31, 2002 DoubleClick has recorded restructuring reserves and assumed liabilities in connection with the acquisitions totaling approximately $120 million relating to excess and abandoned space at these facilities.

      In addition, DoubleClick had outstanding standby letters of credit of $19.1 million. These letters of credit collateralize DoubleClick’s obligations to third parties under certain operating leases.

Legal

      In April 2002, a consolidated amended class action complaint alleging violations of the federal securities laws in connection with DoubleClick’s follow-on offerings was filed in the United States District Court for the Southern District of New York naming as defendants DoubleClick, some of its officers and directors and certain underwriters of DoubleClick’s follow-on offerings. In October 2002, the action was dismissed against the named officers and directors without prejudice. However, claims against the Company remain. In July 2002, the Company and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to the Company in February 2003. DoubleClick intends to dispute these allegations and defend this lawsuit vigorously.

NOTE 19 — Segment Reporting

      DoubleClick is organized into three segments: Technology (or “TechSolutions”), Data and Media. As a result of a series of transactions in 2002, DoubleClick was fully divested of its Media operations as of December 31, 2002. Accordingly, DoubleClick will not report a DoubleClick Media segment in the future. Following the sale of the European Media Business on January 28, 2002 and North American Media business on July 10, 2002, the Media operations consisted only of the investment in DoubleClick Japan. On December 26, 2002 DoubleClick reduced its ownership percentage in DoubleClick Japan and will no longer consolidate their results of operations. See Note 3, “Investment in DoubleClick Japan.”

      Revenues and gross profit by segment are as follows:

	Year Ended December 31, 2002				Year Ended December 31, 2001				Year Ended December 31, 2000

	Technology	Data	Media	Total	Technology	Data	Media	Total	Technology	Data	Media	Total

Revenue	$187,155	$83,349	$32,660	$303,164	$206,999	$81,329	$129,336	$417,664	$203,391	$72,355	$253,827	$529,573
Intersegment elimination	(2,603)	(363)	—	(2,966)	(11,088)	(929)	—	(12,017)	(23,848)	(114)	—	(23,962)

Revenue from external customers	$184,552	$82,986	$32,660	$300,198	$195,911	$80,400	$129,336	$405,647	$179,543	$72,241	$253,827	$505,611

Segment gross profit	$117,295	$59,788	$9,659	$186,742	$132,311	$54,817	$41,279	$228,407	$145,560	$49,230	$64,251	$259,041

Data commission fee				(324)				(157)				—

Consolidated gross profit				$186,418				$228,250				$259,041

	Revenues			Long-lived Assets

	2002	2001	2000	2002	2001

United States	$231,310	$304,544	$397,265	$122,589	$168,524
International	68,888	101,103	108,346	19,034	76,947

Total	$300,198	$405,647	$505,611	$141,623	$245,471

      The accounting policies of DoubleClick’s segments are the same as those described in the summary of significant accounting policies. Intersegment revenues, which relate primarily to DART and Data transfer fees and the research consulting fees charged by @plan, are valued at approximately the same rates charged to external customers. DART and Data transfer fees are recognized as revenue by TechSolutions and Data,

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and as costs of revenue by DoubleClick’s other business units in the computation of segment gross profit. Correspondingly, these transfer fees have no net impact on the determination of consolidated gross profit. The revenues generated from intersegment research consulting services are included as a component of Data’s gross profit and are classified as operating expenses of DoubleClick’s other business units. All such intersegment amounts are eliminated in the Consolidated Statements of Operations.

SCHEDULE II

DOUBLECLICK INC

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions Charged
	Balance at	to Costs and	Other		Balance at
Description	Beginning of Period	Expenses	Adjustments	Deductions	End of Period

2002:
Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$9,819	$8,122	$(2,753)	$(7,008)	$8,180
Allowances for advertiser credits	11,760	11,004	(2,488)	(14,752)	5,524

Total	$21,579	$19,126	$(5,241)	$(21,760)	$13,704

2001:
Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$6,701	$11,348	$2,353	$(10,583)	$9,819
Allowances for advertiser credits	20,014	17,427	—	(25,681)	11,760

Total	$26,715	$28,775	$—	$(36,264)	$21,579

2000:
Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$6,634	$16,946	$—	$(16,879)	$6,701
Allowances for advertiser credits	8,370	30,132	—	(18,488)	20,014

Total	$15,004	$47,078	$—	$(35,367)	$26,715

Other adjustments represent amounts assumed in purchase accounting of business combinations and amounts transferred as a result of business divestitures.

Item 9.     Changes In and Disagreements with Accountants and Financial Disclosure

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Incorporated by reference from the information in our proxy statement for the 2003 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Other Information

      Our Chairman of the Board, Kevin O’Connor, has informed us that, in order to diversify his investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from his position with the Company, he has established a new written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of his holdings of our common stock. In particular, we have been notified that during the period that commenced on March 14, 2003 and will end on March 12, 2004, Mr. O’Connor intends to sell a fixed number of shares of common stock on a weekly basis. The plan provides for the sale on specified dates during the term of 15,000 shares each week other than one week when 20,000 shares will be sold.

Item 11.     Executive Compensation

      Incorporated by reference from the information in our proxy statement for the 2003 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the information in our proxy statement for the 2003 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13.     Certain Relationships and Related Transactions

      Incorporated by reference from the information in our proxy statement for the 2003 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on the our evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15.     Principal Accountant Fees and Services

      Incorporated by reference from the information in our proxy statement for the 2003 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1.     Financial Statements.

      The financial statements as set forth under Item 8 of this report are incorporated by reference.

      2.     Financial Statement Schedules.

      The financial statement schedule as set forth in Item 8 of this report is incorporated by reference.

      (b) Reports on Form 8-K

      None.

      (c) Exhibits.

Number		Description

2.1	—	Agreement and Plan of Merger and Reorganization, dated as of June 13, 1999, by and among Registrant, Atlanta Merger Corp. and Abacus Direct Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated June 17, 1999).
2.2	—	Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation and NetGravity, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated July 22, 1999).
2.3	—	Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers listed on Appendix 1 thereto (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated January 12, 2000).
2.4	—	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of November 17, 2000, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to @plan.inc’s Form 8-K filing, dated November 20, 2000).
2.5	—	Amendment to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 22, 2001, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan. inc, as amended, (Incorporated by reference to Registrant’s Current Report on Form 8-K, dated January 22, 2001).
2.8	—	Business Purchase Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., several of its European subsidiaries, Channon Management Limited, AdLINK Internet Media AG, several of its European subsidiaries, and United Internet AG (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.9	—	Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and United Internet AG (Incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.10	—	Agreement and Plan of Merger, dated as of June 29, 2002, by and among MaxWorldwide, Inc., L90, Inc., Registrant, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (Incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated July 11, 2002).
3.1	—	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration number 333-67459)).
3.1(a)	—	Certificate of Amendment of our Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.01 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

Number		Description

3.1(b)	—	Certificate of Correction of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (“Registration Statement No. 333-42323”)).
4.1	—	Specimen common stock certificate (Incorporated by reference to Registration Statement No. 333-42323).
4.2	—	Indenture, dated as of March 22, 1999, between Registrant and the Bank of New York, as trustee, including the form of 4.75% Convertible Subordinated Notes due 2006 attached as Exhibit A thereto (Incorporated by reference to Exhibit 6.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
4.3	—	Registration Agreement, dated as of March 22, 1999, by and among Registrant and the Initial Purchasers (Incorporated by reference to Exhibit 6.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.1	—	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-42323).
10.2	—	1997 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-55618)).
10.3	—	DoubleClick Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-90653)).
10.4	—	Stockholders Agreement, dated as of June 4, 1997 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-42323).
10.5	—	Agreement of Lease, dated as of January 26, 1999 (the “New York Lease”), between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.6	—	Lease, dated March 2, 2000, by and between LNR-Lennar Brannan Street, LLC and DoubleClick Inc., as amended.
10.7	—	Lease, dated May 22, 1998, between Western States Ventures, LLC and Abacus Direct Corporation, for office space in Broomfield, CO (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended 1999).
10.8	—	First Amendment to the New York Lease, dated January 26, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant.
10.9	—	Second Amendment to the New York Lease, dated December 28, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant.
10.10	—	Severance Agreement, dated as of August 20, 2001, between DoubleClick Inc. and Jeffrey Epstein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.11	—	Severance Agreement, dated August 6, 2001 between DoubleClick Inc. and Stephen Collins (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.12	—	Severance Agreement, dated October 31, 2001, between DoubleClick Inc. and Barry Salzman (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.13	—	Severance Agreement, dated as of November 1, 2002, between DoubleClick Inc. and Christopher Saridakis (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of PricewaterhouseCoopers LLP.
99.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DoubleClick Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 27th day of March, 2003.

DOUBLECLICK INC.

By: /s/ KEVIN P. RYAN

Kevin P. Ryan
Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003:

Signature	Title

/s/ KEVIN P. RYAN (Kevin P. Ryan)	Chief Executive Officer (Principal Executive Officer) and Director

/s/ BRUCE DALZIEL (Bruce Dalziel)	Chief Financial Officer (Principal Financial Officer)

/s/ CORY DOUGLAS (Cory Douglas)	Vice President of Corporate Finance (Principal Accounting Officer)

/s/ KEVIN J. O’CONNOR (Kevin J. O’Connor)	Chairman of the Board of Directors

/s/ DWIGHT A. MERRIMAN (Dwight A. Merriman)	Director

/s/ DAVID N. STROHM (David N. Strohm)	Director

/s/ MARK E. NUNNELLY (Mark Nunnelly)	Director

/s/ W. GRANT GREGORY (W. Grant Gregory)	Director

/s/ DON PEPPERS (Don Peppers)	Director

/s/ THOMAS S. MURPHY (Thomas S. Murphy)	Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Kevin P. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of DoubleClick Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN P. RYAN

Kevin P. Ryan
Chief Executive Officer

Dated: March 27, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Bruce Dalziel, certify that:

1. I have reviewed this annual report on Form 10-K of DoubleClick Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRUCE DALZIEL

Bruce Dalziel
Chief Financial Officer

Dated: March 27, 2003

EXHIBIT INDEX

Number		Description

2.1	—	Agreement and Plan of Merger and Reorganization, dated as of June 13, 1999, by and among Registrant, Atlanta Merger Corp. and Abacus Direct Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated June 17, 1999).
2.2	—	Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation and NetGravity, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated July 22, 1999).
2.3	—	Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers listed on Appendix 1 thereto (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated January 12, 2000).
2.4	—	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of November 17, 2000, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to @plan.inc’s Form 8-K filing, dated November 20, 2000).
2.5	—	Amendment to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 22, 2001, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan. inc, as amended, including annexes thereto but excluding any schedules (Incorporated by reference to Registrant’s Current Report on Form 8-K, dated January 22, 2001).
2.8	—	Business Purchase Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., several of its European subsidiaries, Channon Management Limited, AdLINK Internet Media AG, several of its European subsidiaries, and United Internet AG (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.9	—	Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and United Internet AG (Incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.10	—	Agreement and Plan of Merger, dated as of June 29, 2002, by and among MaxWorldwide, Inc., L90, Inc., the Registrant, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (Incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated July 11, 2002).
3.1	—	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration number 333-67459)).
3.1(a)	—	Certificate of Amendment of our Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.01 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.1(b)	—	Certificate of Correction of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (“Registration Statement No. 333-42323”)).
4.1	—	Specimen common stock certificate (Incorporated by reference to Registration Statement No. 333-42323).
4.2	—	Indenture, dated as of March 22, 1999, between Registrant and the Bank of New York, as trustee, including the form of 4.75% Convertible Subordinated Notes due 2006 attached as Exhibit A thereto (Incorporated by reference to Exhibit 6.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
4.3	—	Registration Agreement, dated as of March 22, 1999, by and among Registrant and the Initial Purchasers (Incorporated by reference to Exhibit 6.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.1	—	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-42323).
10.2	—	1997 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-55618)).

Number		Description

10.3	—	DoubleClick Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-90653)).
10.4	—	Stockholders Agreement, dated as of June 4, 1997 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-42323).
10.5	—	Agreement of Lease, dated as of January 26, 1999 (the “New York Lease”), between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.6	—	Lease, dated March 2, 2000, by and between LNR-Lennar Brannan Street, LLC and DoubleClick Inc., as amended.
10.7	—	Lease, dated May 22, 1998, between Western States Ventures, LLC and Abacus Direct Corporation, for office space in Broomfield, CO (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended 1999).
10.8	—	First Amendment to the New York Lease, dated January 26, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant.
10.9	—	Second Amendment to the New York Lease, dated December 28, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant.
10.10	—	Severance Agreement, dated as of August 20, 2001, between DoubleClick Inc. and Jeffrey Epstein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.11	—	Severance Agreement, dated August 6, 2001 between DoubleClick Inc. and Stephen Collins (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.12	—	Severance Agreement, dated October 31, 2001, between DoubleClick Inc. and Barry Salzman (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.13	—	Severance Agreement, dated as of November 1, 2002, between DoubleClick Inc. and Christopher Saridakis (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of PricewaterhouseCoopers LLP.
99.1	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as	‘TM’
The registered trademark symbol shall be expressed as	‘r’