Form 10-Q
period 2003-03-31
DOUBLECLICK INC
filed 2003-05-15
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-23709

DOUBLECLICK INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3870996
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

450 WEST 33RD STREET, 16TH FLOOR NEW YORK, NEW YORK 10001 (212) 683-0001 (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE OF REGISTRANT’S PRINCIPAL EXECUTIVE OFFICES)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of May 9, 2003 there were 137,076,663 outstanding shares of the registrant’s Common Stock.

DOUBLECLICK INC.

PART I:     FINANCIAL INFORMATION

DOUBLECLICK INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share amounts)

	March 31,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$163,201	$123,671
Investments in marketable securities	238,849	306,974
Accounts receivable, net of allowances of $9,894 and $13,704, respectively	47,023	48,850
Prepaid expenses and other current assets	21,246	24,324

Total current assets	470,319	503,819
Investment in marketable securities	313,990	294,249
Restricted cash	29,041	25,091
Property and equipment, net	95,952	98,545
Goodwill	20,572	20,572
Intangible assets, net	10,438	13,378
Investment in affiliates	9,533	12,125
Other assets	8,859	9,128

Total assets	$958,704	$976,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,885	$7,218
Accrued expenses and other current liabilities	112,798	117,320
Current portion of capital lease obligations	4,479	6,163
Deferred revenue	9,530	6,245

Total current liabilities	134,692	136,946
Convertible subordinated notes	154,800	154,800
Long term portion of capital lease obligations	776	852
Other long term liabilities	57,351	73,747

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 138,356,891 and 137,854,385 shares issued, respectively	138	138
Treasury stock, 1,680,670 shares	(8,949)	(8,949)
Additional paid-in capital	1,282,923	1,281,244
Accumulated deficit	(665,535)	(666,441)
Other accumulated comprehensive income	2,508	4,570

Total stockholders’ equity	611,085	610,562

Total liabilities and stockholders’ equity	$958,704	$976,907

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$60,054	$83,656
Cost of revenue	21,947	31,999

Gross profit	38,107	51,657
Operating expenses:
Sales and marketing	19,656	29,821
General and administrative	8,866	12,027
Product development	8,045	10,902
Amortization of intangibles	2,079	3,144
Restructuring charge	—	1,440

Total operating expenses	38,646	57,334
Loss from operations	(539)	(5,677)
Other income (expense)
Equity in (losses) income of affiliates	(1,265)	60
Loss on sale of business	—	(1,372)
Interest and other, net	3,043	3,392

Total other income	1,778	2,080
Income (loss) before income taxes	1,239	(3,597)
Provision for income taxes	(333)	(2,634)

Income (loss) before minority interest	906	(6,231)
Minority interest in results of consolidated subsidiaries	—	187

Net income (loss)	$906	$(6,044)

Basic net income (loss) per share	$0.01	$(0.04)

Weighted average shares used in basic net income (loss) per share	136,437	135,218

Diluted net income (loss) per share	$0.01	$(0.04)

Weighted average shares used in diluted net income (loss) per share	138,760	135,218

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$906	$(6,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and leasehold amortization	10,189	10,753
Amortization of intangible assets	2,949	3,586
Equity in losses (income) of affiliates	1,265	(60)
Other non-cash items	849	1,281
Provisions for bad debts and advertiser discounts	1,879	4,821
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(52)	9,149
Prepaid expenses and other assets	3,347	(3,738)
Accounts payable	667	(5,294)
Accrued expenses and other liabilities	(20,369)	(8,861)
Deferred revenue	3,285	1,104

Net cash provided by operating activities	4,915	6,697
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities	(130,079)	(113,279)
Maturities of investments in marketable securities	177,175	138,048
Restricted cash	(3,950)	—
Purchases of property and equipment	(8,197)	(1,712)
Acquisition of businesses and intangible assets, net of cash acquired	—	(2,574)
Proceeds from sale of investment in affiliates	656	—
Proceeds from sale of business	—	1,960

Net cash provided by investing activities	35,605	22,443
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	335	761
Proceeds from the exercise of stock options	575	2,681
Payments under capital lease obligations and notes payable	(1,791)	(8,737)
Other	—	(1,000)

Net cash used in financing activities	(881)	(6,295)
Effect of exchange rate changes on cash and cash equivalents	(109)	(555)

Net increase in cash and cash equivalents	39,530	22,290

Cash and cash equivalents at beginning of period	$123,671	$99,511

Cash and cash equivalents at end of period	$163,201	$121,801

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 —	Description of Business and Significant Accounting Policies

Description of Business

      DoubleClick is a leading provider of products and services used by direct marketers, Web publishers and advertisers to plan, execute and analyze their marketing programs. Combining marketing technology and data expertise, DoubleClick’s products and services help its customers to optimize their advertising and marketing campaigns online and through direct mail. DoubleClick offers a broad array of marketing technology and data products and services to its customers to allow them to address a full range of the marketing process, from pre-campaign planning and testing, to execution, measurement and campaign refinements.

      DoubleClick derives its revenues from two business units: Technology (or “TechSolutions”) and Data. DoubleClick TechSolutions includes its ad management products, consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service, a suite of email products based on DoubleClick’s DARTmail Service and campaign management and analytics products and services. DoubleClick Data includes its Abacus division, which utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients.

      During 2002, through a series of transactions, DoubleClick divested its media businesses and no longer reports a DoubleClick Media segment.

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

      The accompanying interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      The consolidated balance sheet at December 31, 2002 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DoubleClick for the year ended December 31, 2002.

Recent Developments

      In connection with the sale of its North American media business (See Note 2), DoubleClick received, among other things, 4.8 million shares of MaxWorldwide, Inc. common stock. DoubleClick accounts for this investment in MaxWorldwide, Inc. under the equity method of accounting and reports its share of MaxWorldwide’s results on a 90-day lag.

      In DoubleClick’s Annual Report on Form 10-K for the year ended December 31, 2002 and DoubleClick’s Current Report on Form 8-K, dated April 15, 2003, DoubleClick reported its share of

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

MaxWorldwide’s results for the three months ended September 30, 2002 and December 31, 2002, respectively, based on estimates of MaxWorldwide’s results derived from financial information provided to DoubleClick by MaxWorldwide prior to the date of those reports.

      On May 9, 2003, MaxWorldwide filed its Annual Report on Form 10-K for the year ended December 31, 2002. Based on the financial information contained in MaxWorldwide’s Form 10-K, we recorded an additional expense in the first quarter of 2003 of approximately $0.5 million to reconcile our estimates of MaxWorldwide’s results for the three months ended September 30, 2002 and December 31, 2002, respectively, with the actual results reported in MaxWorldwide’s Form 10-K. Despite recording this additional expense, DoubleClick’s earnings per share for the three months ended March 31, 2003 was $0.01, which is consistent with the earnings per share reported by DoubleClick in its Form 8-K, dated April 15, 2003.

Cash and Cash Equivalents, Investments in Marketable Securities and Restricted Cash

      Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

      Marketable securities consist of government and corporate debt securities and are classified as current or non-current assets depending on their dates of maturity. As of March 31, 2003, all marketable securities included in non-current assets have maturities greater than one year.

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

Property and Equipment

      Property and equipment is recorded at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. As required by SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, DoubleClick capitalizes certain computer software developed or obtained for internal use. Capitalized computer software is depreciated using the straight-line method over the estimated life of the software, generally three to five years.

Goodwill and Intangible Assets

      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the first quarter of 2003.

      Intangible assets include patents, trademarks, customer lists, and purchased technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to five years.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Technology. Revenues include fees earned from the use of DART ad management products and services and email products and services. Revenues derived from these products and services are recognized in the period the advertising impressions or emails are delivered, provided collection of the resulting receivable is reasonably assured. DART Service activation fees are deferred and recognized ratably over the expected term of the customer relationship.

      For DoubleClick’s licensed ad serving and campaign management software solutions, revenues are recognized when product installation is complete, which generally occurs when customers begin utilizing the product, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. A portion of the initial ad serving software license fee is attributed to the customer’s right to receive, at no additional charge, software upgrades released during the subsequent twelve months. Revenues attributable to software upgrades are deferred and recognized ratably over the period covered by the software license agreement, which is generally one year.

      Revenues from consulting services are recognized as the services are performed and customer-support revenues are deferred and recognized ratably over the period covered by the customer support agreement, which is generally one year.

      Data. DoubleClick provides services to its clients that result in a deliverable product in the form of consumer and business prospect lists. DoubleClick recognizes revenues when the product is shipped to the client, provided collection of the resulting receivable is reasonably assured.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Equity-based Compensation

      DoubleClick accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals/or exceeds the fair value of the underlying stock on the date of the grant. DoubleClick has adopted the disclosure-only requirements of SFAS No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

      In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” See “New accounting pronouncements.”

      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, DoubleClick’s net

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

income would have decreased and net loss would have been increased to the pro forma amounts indicated below, in thousands except per share amounts:

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)
As reported	$906	$(6,044)
Pro forma per FAS 123	$(23,592)	$(31,520)
Basic and diluted net income (loss) per share
As reported	$0.01	$(0.04)
Pro forma per FAS 123	$(0.17)	$(0.23)

      The per share weighted average fair value of options granted for the three months ended March 31, 2003 and 2002 was $3.25 and $6.98, respectively, on the grant date with the following weighted average assumptions:

	Three Months Ended
	March 31,

	2003	2002

Expected dividend yield	0%	0%
Risk-free interest rate	2.91%	4.46%
Expected life	4.5 years	4.5 years
Volatility	60%	75%

      The pro forma impact of options on the net income (loss) for the three months ended March 31, 2003 and 2002, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Basic and Diluted Net Income (loss) per Share

      Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income (loss) per share adjusts this calculation to reflect the impact of outstanding convertible securities and stock options to the extent that their inclusion would have a dilutive effect on net income per share for the reporting period.

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	per share amounts)
Net income (loss)	$906	$(6,044)

Weighted average basic common shares outstanding	136,437	135,218
Effect of dilutive securities: stock options and warrants	2,323	—

Weighted average diluted common shares outstanding	138,760	135,218

Net income (loss) per common share — basic	$0.01	$(0.04)

Net income (loss) per common share — diluted	$0.01	$(0.04)

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      At March 31, 2003 and 2002, outstanding options of approximately 15.7 million and 20.7 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share at March 31, 2003 and 2002 excludes the effect of 3.8 million and 5.3 million shares, respectively, issuable upon conversion of the 4.75% Convertible Subordinated Notes due 2006, since their inclusion would also have had an antidilutive effect.

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

New accounting pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring” (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has no effect on exit or disposal activities begun prior to this date.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. DoubleClick will continue to account for stock-based compensation in accordance with APB No. 25. DoubleClick has adopted the disclosure only provision of SFAS No. 148 which have been incorporated into these financial statements in the accompanying footnotes.

Note 2 — Business Transactions

Acquisitions

MessageMedia

      On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. (“MessageMedia”), a provider of permission-based email marketing and messaging solutions. The acquisition of MessageMedia

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Protagona

      On November 4, 2002, DoubleClick completed its acquisition of Protagona plc (“Protagona”), a campaign management software company based in the United Kingdom. In the transaction, DoubleClick acquired all the outstanding shares of Protagona in exchange for approximately $13.6 million in cash and approximately $0.2 million in direct acquisition costs.

      The results of operations of the acquisitions described above have been included in DoubleClick’s Consolidated Statements of Operations from the respective dates of acquisition.

Divestitures

European Media Business

      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG (“AdLINK”), a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG (“United Internet”), AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges, such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexercisable in December 2003. AdLINK achieved EBITDA-positive results in the fourth quarter of 2002 but failed to achieve EBITDA-positive results in the first quarter of 2003.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Revenue recognized from sales to AdLINK was approximately $0.7 million during the quarter ended March 31, 2003.

North America Media Business

      On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. (“MaxWorldwide”). In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results, for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. During the three months ended September 30, 2002 and December 31, 2002, MaxWorldwide did not achieve EBITDA-positive results. MaxWorldwide’s results for the three months ended March 31, 2003 were not publicly available as of the date of this filing.

      On August 13, 2002, MaxWorldwide repurchased 5,596,972 shares of its common stock. As the result of this repurchase, DoubleClick’s ownership percentage increased to 19.8%.

      DoubleClick accounts for this investment under the equity method of accounting and reports its share of MaxWorldwide’s results on a 90-day lag. The investment is included in “Investments in affiliates” in the Consolidated Balance Sheets.

      On March 12, 2003, MaxWorldwide announced that it has agreed to sell its MaxOnline division to Focus Interactive, Inc. for approximately $5.0 million in cash plus additional amounts contingent upon the satisfaction of specified conditions. The sale is subject to MaxWorldwide shareholder approval and other closing conditions. In addition, in their Form 10-K, MaxWorldwide reported that if the sale of its MaxOnline division is consummated, it currently intends to adopt a plan of liquidation and dissolution following the sale pursuant to which it would liquidate and dissolve the company. DoubleClick is evaluating the potential effect of the proposed transaction on its right to receive the $6.0 million in contingent cash consideration from the sale of DoubleClick’s North American Media business to MaxWorldwide in July 2002 discussed above.

      DoubleClick recognized revenue of approximately $0.8 million during the quarter ended March 31, 2003 relating to services provided to MaxWorldwide.

@plan

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc. (“NetRatings”) a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock valued at approximately

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

$6.1 million. DoubleClick sold the NetRatings shares in the fourth quarter of 2002 and the first quarter of 2003.

DoubleClick Japan

      On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and received proceeds of $14.3 million, reducing its ownership interest from 38.2% to 15.6%. As a result of this transaction, DoubleClick will account for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick will also retain one seat on DoubleClick Japan’s board of directors. DoubleClick’s investment in DoubleClick Japan is included in “Investments in affiliates” in the Consolidated Balance Sheets.

      Revenue recognized through services provided to DoubleClick Japan was approximately $0.8 million during the quarter ended March 31, 2003.

      The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of Protagona, Abacus Direct Europe, and MessageMedia, consummated during 2002, and the dispositions of the European and North American Media businesses, @plan research product line, and a portion of our interest in DoubleClick Japan completed during 2002, occurred at the beginning of 2002. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions and dispositions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	per share data)
Revenues	$60,054	$65,753
Net income (loss)	$906	$(6,132)
Net loss per basic and diluted share	$0.01	$(0.05)

Note 3 — Investment in Affiliates

      DoubleClick’s investments in affiliates at March 31, 2003 and December 31, 2002 consist of the following:

	2003	2002

	(In thousands)
AdLINK Internet Media AG	$2,237	$2,818
NetRatings, Inc.	—	746
MaxWorldwide, Inc.	988	1,994
DoubleClick Japan	6,142	6,401
Other	166	166

	$9,533	$12,125

      During the first quarter of 2003, DoubleClick sold its remaining investment in NetRatings, Inc. and received proceeds of approximately $0.6 million. The gain recognized on the sale of this investment was not material.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      DoubleClick’s investment in AdLINK Internet Media AG represents an investment in a publicly traded company which is accounted for as available-for-sale marketable securities. Accordingly this investment is carried at fair value. At March 31, 2003 and December 31, 2002 DoubleClick’s cost basis in this investment was approximately $1.9 million.

      As of March 31, 2003 DoubleClick’s investment in MaxWorldwide, Inc. and DoubleClick Japan represent investments in publicly traded companies which are accounted under the equity method of accounting. At March 31, 2003 and December 31, 2002 the fair value of these investments were as follows:

	March 31,	December 31,
	2003	2002

	(In thousands)
MaxWorldwide, Inc.	$3,216	$2,880
DoubleClick Japan	$5,005	$6,332

Note 4 — Intangible Assets

      Intangible assets consist of the following:

		March 31, 2003
	Weighted				December 31,
	Average	Gross			2002
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net	Net

	(In thousands)
Intangible assets:
Patents and trademarks	33 months	$2,084	$(1,936)	$148	$322
Customer lists	27 months	21,614	(17,513)	4,101	5,983
Purchased technology and other	35 months	10,632	(4,443)	6,189	7,073

	30 months	$34,330	$(23,892)	$10,438	$13,378

      Amortization expense was $3.0 million and $3.6 million for the quarters ended March 31, 2003 and 2002, respectively. For the quarters ended March 31, 2003 and 2002, $0.9 million and $0.4 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.

      Based on the balance of intangible assets at March 31, 2003, the annual amortization expense for each of the succeeding five fiscal years is estimated to be $8.7 million, $2.6 million, $0.9 million, $0.8 million, and $0.4 million in 2003, 2004, 2005, 2006, and 2007, respectively.

Note 5 — Restructuring Charges

      Throughout 2002, management took additional steps to realign its sales, development and administrative organization and reduce corporate overhead to position DoubleClick for profitable growth in the future consistent with management’s long-term objectives. This involved the involuntary termination of approximately 250 employees, primarily from DoubleClick’s TechSolutions division, as well as charges for excess real estate space and closure of several offices. During fiscal 2002, DoubleClick recorded a restructuring charge of approximately $98.4 million, of which $1.4 million was recorded in the first quarter of 2002.

      During the first quarter of 2003, no such charges were recorded.

      In determining the restructuring charge associated with its future lease commitments, DoubleClick engaged a third party real estate firm to provide estimates of the expected future sublease income for its excess

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

and idle space, which also includes an estimate of the time period required to identify new sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick’s facilities are located. This real estate firm also provided estimates of lease termination/buyout fees landlords may charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick’s restructuring charge relating to future lease commitments is based on its review of this information. Should market conditions or other circumstances change, this information may be updated and additional charges may be required.

      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established:

		Future Lease
	Severance	Costs	Total

Balance at December 31, 2002	$356	$106,758	$107,114
Cash expenditures	(253)	(2,666)	(2,919)

Balance at March 31, 2003	$103	$104,092	$104,195

      As of March 31, 2003, approximately $49.3 million and $54.9 million remains accrued in ‘Accrued expenses and other current liabilities’ and ‘Other long-term liabilities’, respectively.

      On April 18, 2003, DoubleClick entered into an agreement to terminate one of its existing leases, which would require a payment of approximately $14.5 million in cash upon the satisfaction of certain conditions. These termination fees were accrued in previous periods and are included as a component of ‘Accrued expenses and other current liabilities’.

Note 6 — Contingencies

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7 — Segment Reporting

      DoubleClick is organized into two segments: Technology (or “TechSolutions”) and Data. During 2002, through a series of transactions, DoubleClick divested of its media businesses and no longer reports a DoubleClick Media segment.

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$41,528	$18,526	$60,054	$50,426	$18,218	$16,337	$84,981
Intersegment elimination	—	—	—	(1,262)	(63)	—	(1,325)

Revenue from external customers	$41,528	$18,526	$60,054	$49,164	$18,155	$16,337	$83,656

Segment gross profit	$25,443	$12,664	$38,107	$34,359	$12,683	$4,669	$51,711

Data commission fee			—				(54)

Consolidated gross profit			$38,107				$51,657

Note 8 — Comprehensive Loss

      Comprehensive loss consists of net income (loss), unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $1.2 million and $3.7 million for the three months ended March 31, 2003 and 2002, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

DOUBLECLICK INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DOUBLECLICK CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF DOUBLECLICK WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. DOUBLECLICK’S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER ’RISK FACTORS’ AND ELSEWHERE IN THIS REPORT AND IN DOUBLECLICK’S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MIGHT CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE MAY NOT INFORM YOU IF THEY DO.

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

      We derive our revenues from two business segments:

•	DoubleClick Technology Solutions (“Technology” or “TechSolutions”); and

•	DoubleClick Data (“Data”).

      During 2002, through a series of transactions, we divested of our media businesses and no longer report a DoubleClick Media segment.

      DoubleClick TechSolutions. DoubleClick TechSolutions includes our ad management products and services, advertiser products, email technology products and campaign management and analytics products and services. Our ad management products enable Web sites to generate advertising revenue with a choice between our DART for Publishers Service, a Web-based application, and DART Enterprise, our licensed ad serving software product. Our advertiser products include DART for Advertisers, a Web hosted advertising management and serving solution that helps marketers reach their online goals efficiently and effectively, and MediaVisor, a hosted, Web-based media planning, buying and campaign management workflow solution.

      Our suite of email technology products include both the DARTmail Service, which is a Web-based application, and Unitymail, a licensed software product. These products and services allow direct marketers and Web publishers to manage and deliver their email marketing campaigns. Following the acquisition of Protagona plc in November 2002, we began to offer DoubleClick Ensemble, a campaign management software product and other related products and services. We also offer SiteAdvance, a hosted Web site measurement and analysis solution that was designed specifically for online merchants.

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

Recent Developments

      In connection with the sale of its North American media business, DoubleClick received, among other things, 4.8 million shares of MaxWorldwide, Inc. common stock. DoubleClick accounts for this investment in MaxWorldwide, Inc. under the equity method of accounting and reports its share of MaxWorldwide’s results on a 90-day lag.

      In DoubleClick’s Annual Report on Form 10-K for the year ended December 31, 2002 and DoubleClick’s Current Report on Form 8-K, dated April 15, 2003, DoubleClick reported its share of MaxWorldwide’s results for the three months ended September 30, 2002 and December 31, 2002, respectively, based on estimates of MaxWorldwide’s results derived from financial information provided to DoubleClick by MaxWorldwide prior to the date of those reports.

      On May 9, 2003, MaxWorldwide filed its Annual Report on Form 10-K for the year ended December 31, 2002. Based on the financial information contained in MaxWorldwide’s Form 10-K, DoubleClick recorded an additional expense in the first quarter of 2003 of approximately $0.5 million to reconcile our estimates of MaxWorldwide’s results for the three months ended September 30, 2002 and December 31, 2002, respectively, with the actual results reported in MaxWorldwide’s Form 10-K. Despite recording this additional expense, DoubleClick’s earnings per share for the three months ended March 31, 2003 was $0.01 which is consistent with the earnings per share reported by DoubleClick in its Form 8-K, dated April 15, 2003.

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

Restructuring estimates

      DoubleClick’s restructuring reserves are primarily related to our facilities. In determining the restructuring charge associated with our future lease commitments, DoubleClick engaged a third party real estate firm to provide estimates of the future sublease income for its excess and idle space, which also includes an estimate of the time period required to identify sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick’s facilities are located. This real estate firm also provided estimates of lease termination/ buyout fees landlords may charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick’s restructuring charge relating to future lease commitments is based on its review of this information. Should market conditions change, this information may be updated and additional charges may be required.

Advertiser credits and bad debt

      DoubleClick records reductions to revenue for the estimated future credits issuable to its customers in the event that delivered advertisements do not meet contractual specifications. DoubleClick follows this method since reasonably dependable estimates of such credits can be made based on historical experience. Should the actual amount of customer credits differ from DoubleClick’s estimates, revisions to the associated allowance may be required. DoubleClick maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DoubleClick’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts could be required in subsequent periods.

Valuation of investments in affiliates

      DoubleClick invests in companies, technologies and intangible assets in areas within its strategic focus, some of which have volatile fair values and uncertain profit potentials. DoubleClick evaluates its investments for impairment on a periodic basis and reduces the carrying values of such assets to their estimated fair value when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of strategic investments could indicate an inability to recover the carrying value of the investments may not be reflected in an investment’s current carrying value, thereby possibly requiring impairment charges in the future.

      When it is determined that the carrying value of investments may not be recoverable, management measures impairment based on projected discounted cash flows, revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors, and the closing market price for investments that are publicly traded.

Valuation of goodwill and long-lived assets including intangible assets

      DoubleClick evaluates its goodwill for impairment annually, as well as when an event triggering impairment may have occurred. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets, DoubleClick utilizes a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Management tests for impairment based on projected discounted cash flows, revenue projections, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold and price/revenue multiples of competitors.

      DoubleClick assesses the recoverability of long-lived assets, including intangible assets held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying value. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Deferred tax assets

      Pursuant to SFAS 109, DoubleClick records a valuation allowance to the extent its deferred tax assets are not more likely than not to be realized. For the three months ended March 31, 2003 and 2002, DoubleClick has recorded a full valuation allowance against its net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely that not that these assets will be realized. In the event that DoubleClick were to determine that it would be able to realize some or all of its deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital in the period such a determination was made.

Property and equipment

      Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. DoubleClick periodically reviews the useful lives of its assets for appropriateness. In the event that it is determined that the estimated useful life of its assets needs to be adjusted to reflect depreciation expense over the remaining time that the assets are expected to remain in service, future income or losses will be impacted in the subsequent periods after such a determination is made.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring” (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has no effect on exit or disposal activities begun prior to this date.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. DoubleClick will continue to account for stock-based compensation in accordance with APB No. 25. DoubleClick has adopted the disclosure only provision of SFAS No. 148 which have been incorporated into these financial statements in the accompanying footnotes.

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

Abacus Direct Europe

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V, an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing industry, primarily in the United Kingdom. DoubleClick’s investment in the joint venture was previously accounted for under the equity method of accounting. DoubleClick acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs.

Protagona

      On November 4, 2002, DoubleClick completed its acquisition of Protagona plc, a campaign management software company based in the United Kingdom. In the transaction, DoubleClick acquired all the outstanding shares of Protagona in exchange for approximately $13.6 million in cash and direct acquisition costs.

Divestures

European Media Business

      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG, AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable over a two-year period if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexercisable in December 2003. AdLINK achieved EBITDA-positive results in the fourth quarter of 2002 but failed to achieve EBITDA positive results in the first quarter of 2003.

      As the result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK, which represented approximately 3.9 million shares valued at approximately $8.3 million. DoubleClick’s option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. DoubleClick was partially reimbursed $2.0 million for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media business. As a result of this transaction, DoubleClick recognized a loss of approximately $1.4 million, which has been included in “Loss on sale of business” in the Consolidated Statements of Operations.

North America Media Business

      On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results, for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. During the three months ended September 30, 2002 and December 31, 2002, MaxWorldwide did not achieve EBITDA-positive results. MaxWorldwide’s results for the three months ended March 31, 2003 were not publicly available as of the date of this filing.

@plan

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock valued at approximately $6.1 million. DoubleClick sold these shares in the fourth quarter of 2002 and the first quarter of 2003.

DoubleClick Japan

      On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and received proceeds of $14.3 million, reducing its ownership interest from 38.2% to 15.6%. As a result of this transaction, DoubleClick will account for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick will also retain one seat on DoubleClick Japan’s board of directors.

Results of Operations

      Revenues and gross profit by segment are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$41,528	$18,526	$60,054	$50,426	$18,218	$16,337	$84,981
Intersegment elimination	—	—	—	(1,262)	(63)	—	(1,325)

Revenue from external customers	$41,528	$18,526	$60,054	$49,164	$18,155	$16,337	$83,656

Segment gross profit	$25,443	$12,664	$38,107	$34,359	$12,683	$4,669	$51,711

Data commission fee			—				(54)

Consolidated gross profit			$38,107				$51,657

DoubleClick TechSolutions

      DoubleClick TechSolutions revenue is derived primarily from the sales of our ad management products, consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service, our suite of email products based on DoubleClick’s DARTmail Service and DoubleClick Ensemble, our campaign management software product. TechSolutions cost of revenue includes costs associated with the delivery of advertisements and emails, including Internet access costs, depreciation of the ad and email delivery systems, the amortization of purchased technology, facility- and personnel-related costs incurred to operate and support our ad management email and campaign management software products.

      TechSolutions revenue decreased 17.6% to $41.5 million for the three months ended March 31, 2003 from $50.4 million for the three months ended March 31, 2002. The reduction in TechSolutions revenue reflected in large part the decline in overall online advertising spending. The decline in advertising spending has also intensified pricing competition. These two trends have had a pronounced effect on our TechSolutions business.

      On a product basis, the decrease in TechSolutions revenue was primarily attributable to declines in our ad management products, offset by revenue growth in our Ensemble product offering. Ad management revenue decreased 23.7% to $31.1 million for the three months ended March 31, 2003 from $40.8 million for the three months ended March 31, 2002. As a result of the trends noted above, the effective price for our ad management products decreased approximately 5% while volume dropped approximately 20%. DARTmail revenues were $9.5 million for the three months ended March 31, 2003. DARTmail revenues and volumes were flat while the effective price for these products declined slightly as compared to the three months ended March 31, 2002

      DoubleClick TechSolutions gross margin was 61.3% for the three months ended March 31, 2003 and 68.1% for the three months ended March 31, 2002. The decrease in gross margin was primarily attributable to the decline in revenues and an increase in the amortization of purchased technology due to the acquisition of Protagona, offset by a reduction in Internet access costs. The decline in Internet access costs was due to the renegotiation of many of our contracts with our Internet service providers.

      As a result of the our new product initiatives and anticipated volume increases due to seasonality, offset slightly by continued weakness in online advertising spending among our customers as well as pricing competition, we anticipate slight increases in both the absolute dollar amount of TechSolutions revenues and gross profits throughout the remainder of 2003 as compared to the first quarter of 2003. We believe that our TechSolutions business is tied to the relative health of the economy. Significant changes within the economy may materially impact these results.

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

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock, valued at approximately $6.1 million. Revenue and gross profits recognized by the @plan research product line were approximately $2.3 million and $1.4 million, respectively, for the three months ended March 31, 2002.

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing catalog industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition. Revenues and gross profits recognized for Abacus Direct Europe were approximately $1.5 million and $0.6 million, respectively for the three months ended March 31, 2003. Revenues for Abacus Direct Europe were primarily related to prospecting services provided to Abacus Alliance members in the United Kingdom.

      DoubleClick Data revenue increased 1.7% to $18.5 million for the three months ended March 31, 2003 from $18.2 million for the three months ended March 31, 2002. Gross margin decreased to 68.4% for the three months ended March 31, 2003 from 69.6% for the three months ended March 31, 2002.

      Overall, DoubleClick Data revenue represents an increase in revenues generated from the Abacus US business of $1.1 million and revenues generated from Abacus Direct Europe of $1.5 million, offset by the impact of the sale of the @plan research product line in May 2002. The growth in revenues from the Abacus US business related primarily to increases in prospecting and housefile modeling services provided to Abacus Alliance and Business-to-Business Alliance members as direct marketers began to focus on client acquisitions.

      The decrease in gross margin was primarily attributable to the increase in costs associated with the acquisition of the remaining 50% of Abacus Direct Europe that DoubleClick did not previously own. The costs included additional facility- and personnel-related costs as well as the amortization of purchased intangible assets.

      We anticipate revenues and gross profits of DoubleClick Data to increase in 2003 in comparison to the year ago periods as a result of our acquisition of Abacus Direct Europe and continued growth in our Abacus Alliance and Business-to-Business Alliance businesses.

DoubleClick Media

      DoubleClick Media revenue was derived primarily from the sale and delivery of advertising impressions through third-party Web sites comprising the DoubleClick Media network. DoubleClick Media cost of revenue consisted primarily of service fees paid to Web publishers for impressions delivered on our network, and the costs of ad delivery and technology support provided by DoubleClick TechSolutions.

      During 2002, through a series of transactions, DoubleClick divested the DoubleClick Media business. Revenue for DoubleClick Media was $16.3 million for the three months ended March 31, 2002. On January 28, 2002, DoubleClick completed the sale of the European Media business to AdLINK. On July 10, 2002, DoubleClick completed the sale of the North American Media business to L90, which was renamed MaxWorldwide. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest from 38.2% to 15.6%. As a result of this transaction, DoubleClick will account for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting and will no longer consolidate its results of operations. For the three months ended March 31, 2002, revenues derived by the European, North American and DoubleClick Japan Media business were $1.1 million, $11.9 million and $3.3 million, respectively.

      DoubleClick Media’s gross margin was 28.6% for the three months ended March 31, 2002. Gross profits recognized by the European, North American and DoubleClick Japan Media businesses were approximately $0.4 million, $3.6 million and $0.7 million for the three months ended March 31, 2002.

Operating Expenses

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $19.7 million, or 32.7% of revenue, for the three months ended March 31, 2003, and $29.8 million, or 35.6% of revenue, for the three months ended March 31, 2002. The $10.1 million decrease in sales and marketing expense was primarily attributable to reductions in personnel-related costs of $5.2 million, as well as reductions in rent and utilities of $1.0 million and bad debt expense of $2.0 million. These decreases are commensurate with the decline in our revenues, headcount reductions associated with our restructuring activities, and other cost savings initiatives. We expect the absolute dollar amount of sales and marketing expenses to increase slightly, but to remain flat as a percentage of revenues for the remainder of 2003 due to anticipated higher revenues as compared to the first quarter of 2003.

General and Administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services, and other operating expenses associated with our executive, finance, human resources, legal, facilities, and administrative departments. General and administrative expenses were $8.9 million or 14.8% of revenue for the three months ended March 31, 2003, and $12.0 million or 14.4% of revenue for the three months ended March 31, 2002. The $3.1 million decrease in general and administrative expense was primarily the result of reductions in personnel-related costs of $1.4 million, rent and utilities of $0.6 million and depreciation expense of $0.5 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The reduction in rent and utilities and depreciation expense was also the result of headcount reductions as well as office closures and consolidations. We expect the absolute dollar amount of general and administrative expenses to remain flat but to decrease as a percentage of revenues for the remainder of 2003 due to anticipated higher revenues as compared to the first quarter of 2003.

Product Development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. Product development expenses were $8.0 million, or 13.4% of revenue, for the three months ended March 31, 2003, and $10.9 million, or 13.0% of revenues, for the three months ended March 31, 2002. The $2.9 million decrease in product development expenses were primarily the result of reductions in personnel-related costs of $1.4 million, rent and utilities of $0.5 million and depreciation and related hardware maintenance of $0.7 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The reduction in rent and utilities and depreciation expense was a result of headcount reductions as well as office closures and consolidations. Although we will continue to concentrate on the efficient allocation of our resources, we believe that on-going investment in product development is critical to the attainment of our strategic objectives. We expect the absolute dollar amount of product development expenses to remain flat but to decrease as a percentage of revenues for the remainder of 2003 due to anticipated higher revenues as compared to the first quarter of 2003.

Amortization of Other Intangibles

      Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $2.1 million for the three months ended March 31, 2003 and $3.1 million for the three months ended March 31, 2002. The decrease was primarily the result of intangible assets becoming fully amortized and impairment charges recorded during 2002.

Restructuring Charges

      In March 2002, management took certain actions to realign our sales organization. This involved the involuntary termination of approximately 60 employees, primarily from our TechSolutions and Media operations. As a consequence, DoubleClick recorded a $1.4 million charge to operations during the three months ended March 31, 2002, primarily related to payments for severance. We recognized no such charges during the three months ended March 31, 2003.

      Of the remaining $104.2 million in cash outlays relating to our restructuring activities, we estimate that we will pay approximately $49.3 million in the next twelve months, and approximately $54.9 million thereafter. We anticipate that these outlays will be funded from available sources of liquidity. However, there can be no assurance that such cost reductions can be sustained or that estimated costs of such actions will not change.

      DoubleClick continues to review its operational performance and may incur additional restructuring charges in 2003, principally related to changes in estimates and assumptions surrounding excess real estate.

Loss from Operations

      DoubleClick’s operating loss was $0.5 million for the three months ended March 31, 2003 and $5.7 million for the three months ended March 31, 2002. The decrease in its operating loss of $5.1 million is primarily attributable to the decrease in our sales and marketing expenses of $10.2 million, a decrease in general and administrative expenses of $3.2 million, a decrease in product development costs of $2.9 million, a decrease in intangible amortization of $1.0 million and the decrease in restructuring charges of $1.4 million. This was offset by a decrease in gross profits of approximately $13.6 million. DoubleClick continues to manage its operations with a focus on productivity and manage its headcount accordingly, but due to the general economic and industry trends it may incur future losses from operations.

Equity in (losses) Income of Affiliates

      For the three months ended March 31, 2003, DoubleClick recognized equity losses of $1.3 million relating to its 15.6% interest in DoubleClick Japan and 19.8% investment in MaxWorldwide. For the three months ended March 31, 2002, DoubleClick recognized equity income of $0.1 million relating to its 50% interest in Abacus Direct Europe. Since the June 26, 2002 acquisition of the remaining 50% interest of Abacus Direct Europe that DoubleClick did not previously own, the results from operations of Abacus Direct Europe have been consolidated into DoubleClick’s operations.

Loss on Sale of Business

      DoubleClick’s loss on sale of business was $1.4 million for the three months ended March 31, 2002. The amount represents a loss incurred on the sale of our European Media operations in January 2002. We recognized no such losses during the three months ended March 31, 2003.

Interest and Other, Net

      Interest and other, net was $3.0 million for the three months ended March 31, 2003 and $3.4 million for the three months ended March 31, 2002. Interest and other, net included $5.0 million of interest income for the three months ended March 31, 2003, partially offset by $2.1 million in interest expense. For the three months ended March 31, 2002, Interest and other, net included $7.5 million of interest income, partially offset by $3.0 million in interest expense. The decrease in interest income was attributable to the decrease in average investment yields due to declines in interest rates. The decrease in interest expense is directly associated with the repurchase of Convertible Subordinated Notes during 2002. Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rates of our investments and any future debt repurchases.

Provision for Income Taxes

      The provision for income taxes recorded for the three months ended March 31, 2003 of $0.3 million consists principally of income taxes of $0.4 million on the earnings of some of DoubleClick’s foreign subsidiaries and $0.1 million of federal alternative minimum tax, reduced by a benefit of approximately $0.2 million of state and local tax refunds received during the first quarter. The provision for income taxes recorded for the three months ended March 31, 2002 of $2.6 million consists principally of income taxes of $2.0 million on the earnings of certain of DoubleClick’s foreign subsidiaries and gain on the sale of DoubleClick’s European Media business, and state and local taxes of $0.6 million. The provision for income taxes for the three months ended March 31, 2003 and 2002, does not reflect tax benefits attributable to DoubleClick’s net operating loss and other tax carryforwards due to limitations and uncertainty surrounding DoubleClick’s prospective realization of such benefit.

Minority Interest in Results of Consolidated Subsidiaries

      Minority interest in results of consolidated subsidiaries was $0.2 million for the three months ended March 31, 2002. This amount consists wholly of results from our consolidated subsidiary, DoubleClick Japan, of which DoubleClick maintained a 38.2% ownership interest. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan, reducing its ownership interest to 15.6%. DoubleClick will account for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

      Operating activities generated $4.9 million for the three months ended March 31, 2003 and $6.7 million for the three months ended March 31, 2002. Cash provided by operating activities for the three months ended March 31, 2003 resulted primarily from our net income, adjusted for non-cash items, and decreases in accrued expenses and other liabilities, offset by a decrease in prepaid and other assets and an increase in deferred revenue. Cash provided by operating activities for the three months ended March 31, 2002 resulted from our net loss, excluding non-cash items, and decreases in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable. Cash flow from operating activities may be impacted in the second quarter of 2003 due to restructuring payments associated with a lease termination agreement and may be impacted in future quarters based on the timing and amount of any additional restructuring payments.

      Investing activities provided $35.6 million for the three months ended March 31, 2003 and $22.4 million for the three months ended March 31, 2002. Cash provided by investing activities for the three months ended March 31, 2003 resulted primarily from the maturities of our investments in marketable securities, which was partially offset by the purchases of our investments in marketable securities and purchases of equipment. Cash provided by investing activities for the three months ended March 31, 2002 resulted principally from the maturities of our investments in marketable securities, which was partially offset by the purchases of our investments in marketable securities, purchases of equipment as well as net cash outlays for the acquisition of businesses and intangible assets. Capital expenditures are expected to increase in 2003 due to the replacement of obsolete equipment and the move of our data center operations from New York to Thornton, Colorado.

      Financing activities used $0.9 million and $6.3 million for the three months ended March 31, 2003 and March 31, 2002, respectively. Cash used by financing activities in both periods resulted primarily from payments under capital lease obligations offset by proceeds from the exercise of stock options. Cash flow from financing activities may be impacted in future periods based on the potential for additional repurchases of our convertible bonds and common stock.

      As of March 31, 2003, we had $163.2 million of cash and cash equivalents, $552.8 million in investments in marketable securities consisting of government and corporate debt securities and $29.0 million in restricted cash. As of March 31, 2003, our principal commitments consisted of $154.8 million principal amount our Convertible Subordinated Notes and our obligations under operating and capital leases.

      Although we have no material commitments for capital expenditures, we continue to anticipate that our capital expenditures, lease commitments, and lease termination fees will be a material use of our cash resources consistent with the levels of our operations, infrastructure, personnel, and excess real estate space.

      We believe that our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Related Party Transactions

      DoubleClick maintains a 15% interest in AdLINK Internet Media AG. This interest was acquired in January 2002 as a result of the sale of DoubleClick’s European Media business. DoubleClick recognized revenue of approximately $0.7 during the three months ended March 31, 2003 relating to services provided to AdLINK. Revenue recognized during the three months ended March 31, 2002 was not material.

      In addition, DoubleClick holds a 19.8% interest in MaxWorldwide, Inc. This interest was acquired in July 2002 as a result of the sale of DoubleClick’s North American Media business. DoubleClick recognized revenue of approximately $0.8 million during the three months ended March 31, 2003 relating to services provided to MaxWorldwide.

      Additionally, DoubleClick maintains a minority interest in DoubleClick Japan. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest from 38.2% to 15.6%. As a result of this transaction, DoubleClick will account for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick will also retain one seat on DoubleClick Japan’s board of directors. DoubleClick Japan will continue to sell DoubleClick’s suite of DART technology products as part of a long-term technology reseller agreement. DoubleClick recognized revenue through services provided to DoubleClick Japan of approximately $0.8 million during the three months ended March 31, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of March 31, 2003, our investments in marketable securities had a weighted average time to maturity of 402 days.

      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of March 31, 2003.

	Time to Maturity

	One Year	One to	Two to
	or Less	Two Years	Four Years	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$163,201	—	—	$163,201
Average interest rate	0.76%
Fixed-rate investments in marketable securities	$238,849	$274,174	$39,816	$552,839
Average interest rate	3.27%	2.39%	2.01%
Liabilities:
Convertible subordinated notes	—	—	$154,800	$150,384
Average interest rate			4.75%

      As of March 31, 2003, restricted cash was $29.0 million and the average interest rate associated with this cash was 1.79%. Restricted cash consists of office lease security deposits and funds to cover our automated clearinghouse payment function.

      We did not hold derivative financial instruments as of March 31, 2003 and have not held these instruments in the past.

Foreign Currency Risk

      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than the functional currency of DoubleClick and its subsidiaries. The effect of foreign exchange rate fluctuations on operations was not material for the three months ended March 31, 2003 and March 31, 2002, respectively.

      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2003, we had $35.5 million in cash and cash equivalents denominated in foreign currencies.

      Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Equity Risk

      We hold investments in equity instruments of public companies received as a result of certain business transactions, which are DoubleClick Japan, AdLINK Internet Media AG and MaxWorldwide, Inc. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. On March 12, 2003, MaxWorldwide agreed to sell its MaxOnline division to Focus Interactive, Inc. for approximately $5.0 million in cash plus additional amounts contingent upon the satisfaction of specified conditions. In addition, in MaxWorldwide’s Annual Report on Form 10-K, MaxWorldwide reported that if the sale of its MaxOnline division is consummated, MaxWorldwide currently intends to adopt a plan of liquidation and dissolution pursuant to which it would liquidate and dissolve the company. The sale is subject to MaxWorldwide shareholder approval and other closing conditions and may impact DoubleClick’s share of MaxWorldwide’s results in future periods. The following represents the cost basis and fair market value of these investments, which is included in as “Investment in affiliates” on the accompanying Consolidated Balance Sheets.

	As of March 31, 2003

		Fair Market
	Cost Basis	Value

	(In thousands)
DoubleClick Japan	$6,142	$5,005
AdLINK Internet Media AG	$1,855	$2,237
MaxWorldwide, Inc.	$988	$3,216

      Some of DoubleClick’s investments have suffered a decrease in value as a result of recent market volatility. As a consequence, we wrote-down these investments to their estimated fair value in 2002. We will continue to evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific assessments. In the event of a determination that a further decline in market value is other than temporary, a charge to earnings will be recorded for all or a portion of the unrealized loss, and a new cost basis in the investment will be established.

RISK FACTORS

      The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

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

We have a history of losses and anticipate continued losses at times in the future.

      We have incurred net losses each year since inception, including net losses of $117.9 million, $265.8 million and $156.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. We earned net income of approximately $0.9 million for the three months ended March 31, 2003 and as of March 31, 2003 our accumulated deficit was $665.5 million. We have not achieved profitability on an annual basis and expect to incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures. We also have lease obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities. As a result of these factors, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

      We cannot assure you that further reductions in marketing spending will not occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase, or not decrease, from current levels. A continued decline in the economic prospects of marketers or the economy in general could alter current or prospective marketers’ spending priorities or increase the time it takes to close a sale with a customer. As a result, our revenues from marketing and advertising services may decline significantly in any given period.

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

      Some of our customers have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to marketing in general and our offerings in particular. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current business environment for our customers does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, failure of our customers to comply with federal, state or local laws or our policies could damage our reputation and adversely affect our business, results of operations or financial condition.

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

      A significant part of our business model involves generating revenue by providing marketing technology and data products and services to direct marketers, Web publishers and advertisers. The long term profit potential for our business model has not yet been proven, and we have not yet achieved full-year profitability. The profitability of our business model is subject to external and internal factors. Any single factor or combination of factors could limit the profit potential, long term and short term, of our business model.

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

Direct marketing, online advertising and related products and services are competitive markets and we may not be able to compete successfully.

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

      In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART ad management technology. We are currently seeking reissue of this patent, which would limit the scope of the existing patent, and this reissue proceeding is pending before the U.S. Patent and Trademark Office. We cannot assure you that this patent will be reissued. We own other patents, and have patent applications pending for some of our other technology. We cannot assure you that the patent applications that we have filed in the United States and internationally will be issued or that patents issued or acquired by us now or in the future will be valid and enforceable or provide us with any meaningful protection.

      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include DOUBLECLICK®, DART®, DARTMAIL®, ABACUS™, DOUBLECLICK ENSEMBLE™, SITEADVANCE™ and CHANNELVIEW™. We have applied to register our trademarks and service marks in the United States and internationally. We cannot assure you that any of these current or future applications will be approved. Even if these marks are registered, these marks may be invalidated or successfully challenged by others. If our trademarks or service marks are not registered because third parties own these marks, our use of these marks will be restricted unless we are able to enter into arrangements with these parties, which may not be available on commercially reasonable terms, if at all.

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

      Any additional claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations and harm our reputation.

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

      As of March 31, 2003, we had 136,676,221 shares of common stock outstanding, excluding 15,727,550 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce prevailing market prices for our common stock.

Risks Related to Our Industry

Direct marketers and advertisers may be reluctant to devote a portion of their budgets to marketing technology and data products and services or online advertising.

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

      Laws applicable to Internet communications, e-commerce, Internet advertising, privacy and data protection, direct marketing and email marketing are becoming more prevalent in the United States and worldwide. For example, various U.S. state and foreign governments may attempt to regulate our ad delivery or levy sales or other taxes on our activities, and several states and foreign countries have enacted legislation regulating the sending of unsolicited emails.

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

      The following are examples of legislation enacted or currently being considered in the United States and internationally:

•	Legislation has been enacted in some countries and proposed in the United States to regulate the use of cookie technology. Our technology uses cookies for ad targeting and reporting, among other things. The changes required for us to comply with newly imposed requirements may be commercially unfeasible, or simply unattainable. We may, therefore, be required to discontinue the relevant business practice.

•	Data protection officials in some European countries have asserted that Internet protocol addresses and cookies are intrinsically personally identifiable information thereby subject to privacy standards that may be more stringent than those in the U.S. We cannot assure you that our current policies and procedures would meet these more restrictive standards. The cost of such compliance could be material and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

•	Legislation has been enacted by some foreign governments and several U.S. states to prohibit or restrict the sending of ‘unsolicited commercial email’ and similar U.S. federal legislation has been proposed several times in recent years. Although our email delivery is consent-based, it is possible that existing or future legislation in some jurisdictions may require us to change our current practices or may subject us to increased liabilities.

•	The impending expiration of a provision of the federal Fair Credit Reporting Act, or FCRA, may lead to a wave of new restrictions on the collection, use and disclosure of information about consumers. The FCRA currently prohibits U.S. states and localities from enacting new laws affecting certain uses and disclosures of consumer information. This provision is presently set to expire on January 1, 2004. If the provision is not extended, state and local governments may be permitted to enact new restrictions that could increase the costs of marketing and offering credit to consumers. Such restrictions could depress advertising spending, the overall demand for our products and services and could adversely affect our business, results of operations and financial condition, in particular the DoubleClick Data business.

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

Item 4.     Controls and Procedures

      a) Evaluation of disclosure controls and procedures. Based on our evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

      b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      In April 2002, a consolidated amended class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming us and certain of our officers and directors and certain underwriters of our follow on offerings as defendants. We and some of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of the alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. This action seeks, among other things, unspecified damages and costs, including attorneys’ fees. In October 2002, the action was dismissed against our officers and directors without prejudice. However, claims against us remain. In July 2002, we and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to us in February 2003. We believe that the claims asserted by these lawsuits are without merit, and intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Number	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLECLICK INC.

By:	/s/ CORY A. DOUGLAS

Cory A. Douglas
Vice President, Finance and Corporate Controller
(Chief Accounting Officer and
Duly Authorized Officer)

Date: May 15, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN P. RYAN

Kevin P. Ryan
Chief Executive Officer

Dated: May 15, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRUCE DALZIEL

Bruce Dalziel
Chief Financial Officer

Dated: May 15, 2003

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Statement of Differences

The trademark symbol shall be expressed as	‘TM’
The registered trademark symbol shall be expressed as	‘r’
The section symbol shall be expressed as	‘SS’