Form 10-Q
period 2003-06-30
DOUBLECLICK INC
filed 2003-08-11
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      As of August 8, 2003 there were 137,358,474 outstanding shares of the registrant’s Common Stock.

PART 1: FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
AMENDED AND RESTATED 1997 STOCK INCENTIVE PLAN
AMENDED AND RESTATED EMPLOYEE STOCK PURCHASE PLAN
THIRD AMENDMENT OF LEASE
FOURTH AMENDMENT OF LEASE
AGREEMENT OF LEASE
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

DOUBLECLICK INC.

PART 1:     FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

DOUBLECLICK INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$316,965	$123,671
Restricted cash	42,061	2,500
Investments in marketable securities	214,975	306,974
Accounts receivable, net of allowances of $9,028 and $13,704, respectively	47,503	48,850
Prepaid expenses and other current assets	20,467	24,324

Total current assets	641,971	506,319
Restricted cash	13,841	22,591
Investment in marketable securities	285,312	294,249
Property and equipment, net	89,919	98,545
Goodwill	25,711	20,572
Intangible assets, net	8,499	13,378
Investment in affiliates	10,435	12,125
Other assets	11,531	9,128

Total assets	$1,087,219	$976,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,706	$7,218
Accrued expenses and other current liabilities	144,519	117,320
Current portion of capital lease obligations	3,135	6,163
Convertible subordinated notes — 4.75% Coupon, due 2006	154,800	—
Deferred revenue	10,609	6,245

Total current liabilities	317,769	136,946
Convertible subordinated notes — Zero Coupon, due 2023	135,000	—
Convertible subordinated notes — 4.75% Coupon, due 2006	—	154,800
Long term portion of capital lease obligations	65	852
Other long term liabilities	11,316	73,747
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 138,861,683 and 137,854,385 shares issued, respectively	139	138
Treasury stock, 1,680,670 shares	(8,949)	(8,949)
Additional paid-in capital	1,284,631	1,281,244
Accumulated deficit	(659,704)	(666,441)
Other accumulated comprehensive income	6,952	4,570

Total stockholders’ equity	623,069	610,562

Total liabilities and stockholders’ equity	$1,087,219	$976,907

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$63,556	$75,651	$123,610	$159,307
Cost of revenue	22,448	27,866	44,395	59,865

Gross profit	41,108	47,785	79,215	99,442
Operating expenses:
Sales and marketing	20,852	25,639	40,508	55,460
General and administrative	8,360	12,056	17,226	24,083
Product development	8,528	10,418	16,573	21,320
Amortization of other intangibles	1,240	3,010	3,319	6,154
Restructuring (credits) charges	(6,871)	7,318	(6,871)	8,758

Total operating expenses	32,109	58,441	70,755	115,775
Income (loss) from operations	8,999	(10,656)	8,460	(16,333)
Other income (expense)
Equity in (losses) income of affiliates	(1,048)	159	(2,313)	219
Gain on sale of businesses, net	—	11,881	—	10,509
Interest and other, net	2,589	2,806	5,632	6,198
Loss from early extinguishment of debt	(4,406)	—	(4,406)	—

Total other income (expense)	(2,865)	14,846	(1,087)	16,926
Income before income taxes	6,134	4,190	7,373	593
Provision for income taxes	(303)	(766)	(636)	(3,400)

Income (loss) before minority interest	5,831	3,424	6,737	(2,807)
Minority interest in results of consolidated subsidiaries	—	650	—	837

Net income (loss)	$5,831	$4,074	$6,737	$(1,970)

Basic net income (loss) per share	$0.04	$0.03	$0.05	$(0.01)

Weighted average shares used in basic net income (loss) per share	136,922	136,173	136,679	135,696

Diluted net income (loss) per share	$0.04	$0.03	$0.05	$(0.01)

Weighted average shares used in diluted net income (loss) per share	140,434	139,323	139,597	135,696

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,737	$(1,970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and leasehold amortization	20,353	20,972
Amortization of intangible assets	4,980	7,038
Equity in losses (income) of affiliates	2,313	(219)
Gain on sale of businesses, net	—	(11,881)
Other non-cash items	5,608	4,591
Provisions for bad debts and advertiser discounts	3,258	9,639
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(71)	8,991
Prepaid expenses and other assets	3,892	2,071
Accounts payable	(3,677)	(9,921)
Lease termination payment	(14,400)	—
Accrued expenses and other liabilities	(28,829)	(12,105)
Deferred revenue	4,184	675

Net cash provided by operating activities	4,348	17,881
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities	(236,195)	(233,987)
Maturities of investments in marketable securities	335,139	225,329
Restricted cash	(30,811)	—
Purchases of property and equipment	(11,227)	(6,016)
Acquisition of businesses and intangible assets, net of cash acquired	(2,757)	(5,178)
Proceeds from sale of businesses	—	13,960
Proceeds from sale of investment in affiliates	656	—
Proceeds from sale of intangible asset, net	900	—

Net cash provided by (used in) investing activities	55,705	(5,892)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	335	761
Proceeds from the exercise of stock options	1,931	3,116
Proceeds from issuance of convertible subordinated notes, net	131,963	—
Payments under capital lease obligations	(3,681)	(12,575)
Other	—	(1,000)

Net cash provided by (used in) financing activities	130,548	(9,698)
Effect of exchange rate changes on cash and cash equivalents	2,693	5,294

Net increase in cash and cash equivalents	193,294	7,585
Cash and cash equivalents at beginning of period	$123,671	$99,511

Cash and cash equivalents at end of period	$316,965	$107,096

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS
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

      DoubleClick derives its revenues from two business segments: Technology (or “TechSolutions”) and Data. DoubleClick TechSolutions includes its ad management products, consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service, a suite of email products based on DoubleClick’s DARTmail Service and campaign management and analytics products and services. DoubleClick Data includes its Abacus division, which utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients. Going forward, the Data segment will include DoubleClick’s new Data Management division. This division was formed as a result of DoubleClick’s acquisition of Computer Strategy Coordinators, Inc., a data management company, which was completed on June 30, 2003.

      During 2002, through a series of transactions, DoubleClick divested of its media businesses and as a result no longer reports a DoubleClick Media segment.

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

      The accompanying interim consolidated financial statements have been prepared in accordance with the rules and regulations of Securities and Exchange Commission. The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Recent Developments

      On July 16, 2003, DoubleClick agreed to terminate the remaining portion of the lease for its New York headquarters. Total costs in connection with this termination and other exit costs are expected to be approximately $43.6, of which approximately $40.9 million was accrued for as of June 30, 2003. The majority

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of the remaining $2.7 million of payments will be expensed in the third quarter of 2003 and will be offset by the reversal of a deferred rent liability of approximately $1.6 million. DoubleClick expects to render the $43.6 million of payments throughout the remainder of 2003. Prior to this agreement, DoubleClick had terminated a portion of this lease during the second quarter of 2003 and made a cash payment of approximately $14.4 million (such amount is not included in the previously mentioned $43.6 million of payments). DoubleClick plans to relocate to its new headquarters in December 2003. As a result of this relocation, DoubleClick has accelerated the amortization of its leasehold improvements and furniture and fixtures at its New York headquarters due to the change in useful life of these assets. As of June 30, 2003, DoubleClick had placed approximately $26.9 million of the $43.6 million in escrow pending the satisfaction of certain conditions.

      These funds are included as a component of “Restricted cash” within current assets on the Consolidated Balance Sheets.

Cash and cash equivalents, investments in marketable securities and restricted cash

      Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

      Marketable securities consist of government and corporate debt securities and are classified as current or non-current assets depending on their dates of maturity. As of June 30, 2003, all marketable securities included in non-current assets have maturities greater than one year.

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

      Restricted cash primarily represents amounts placed in escrow relating to a lease termination agreement and funds to cover office lease security deposits and our automated clearinghouse payment function. As of June 30, 2003, approximately $26.9 million of the current portion of restricted cash relates to the lease termination agreement for the remaining portion of our New York headquarters.

Property and equipment

      Property and equipment is recorded at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. As required by SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, DoubleClick capitalizes certain computer software developed or obtained for internal use. Capitalized software is depreciated using the straight-line method over the estimated life of the software, generally three to five years.

Goodwill and intangible assets

      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the first and second quarters of 2003.

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Intangible assets include patents, trademarks, customer lists and purchased technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to five years.

Impairment of long-lived assets

      DoubleClick assesses the recoverability of long-lived assets, including intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows, undiscounted and without interest charges, expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

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

      For DoubleClick’s licensed ad serving and campaign management software solutions, revenues are recognized when product installation is complete, which generally occurs when customers begin utilizing the product, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. A portion of the initial ad serving software license fee is attributed to the customer’s right to receive, at no additional charge, software upgrades released during the subsequent twelve months. Revenues attributable to software upgrades are deferred and recognized ratably over the period covered by the software license agreement, which is generally one year.

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

Product development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expense associated with product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. To date, all product development costs have been expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of DoubleClick’s products and general release have substantially coincided. As a result, DoubleClick has not capitalized any software development costs.

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

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

Equity-based compensation

      DoubleClick accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals/or exceeds the fair value of the underlying stock on the date of the grant. DoubleClick has adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

      In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” See “New accounting pronouncements.”

      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS No. 123,

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

DoubleClick’s net income would have decreased and net loss would have increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net loss
As reported	$5,831	$4,074	$6,737	$(1,970)
Pro forma per FAS 123	$(21,361)	$(24,402)	$(44,602)	$(54,356)
Basic net income (loss) per share
As reported	$0.04	$0.03	$0.05	$(0.01)
Pro forma per FAS 123	$(0.16)	$(0.18)	$(0.33)	$(0.40)
Diluted net income (loss) per share
As reported	$0.04	$0.03	$0.05	$(0.01)
Pro forma per FAS 123	$(0.15)	$(0.18)	$(0.32)	$(0.40)

      The per share weighted average fair value of options granted for the three and six months ended June 30, 2003 was $4.04 and $3.98, respectively, and the per share weighted average fair value of options granted for the three and six months ended June 30, 2002 was $4.41 and $4.71, respectively, on the grant date with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.53%	4.44%	2.74%	4.45%
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	55%	68%	58%	70%

      The pro forma impact of options on the net income (loss) for the six months ended June 30, 2003 and 2002, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years stock option grants.

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

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss)	$5,831	$4,074	$6,737	$(1,970)

Weighted average basic common shares outstanding	136,922	136,173	136,679	135,696
Effect of dilutive securities: stock options and warrants	3,512	3,150	2,918	—

Weighted average diluted common shares outstanding	140,434	139,323	139,597	135,696

Net income (loss) per common share — basic	$0.04	$0.03	$0.05	$(0.01)

Net income (loss) per common share — diluted	$0.04	$0.03	$0.05	$(0.01)

      At June 30, 2003 and 2002, outstanding options of approximately 15.1 million and 18.0 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net income (loss) per share at June 30, 2003 and 2002 excludes the effect of 14.0 million shares and 5.3 million shares, respectively, issuable upon conversion of the Zero Coupon Convertible Subordinated Notes due 2023 and the 4.75% Convertible Subordinated Notes due 2006, respectively, since their inclusion would also have had an antidilutive effect.

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

Reclassifications

      Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation.

New accounting pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring.” The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has no effect on exit or disposal activities begun prior to this date.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. DoubleClick will continue to account for stock-based compensation in accordance with APB No. 25. DoubleClick has adopted the disclosure only provision of SFAS No. 148, which has been incorporated into these financial statements in the accompanying footnotes.

Change in Accounting Estimate

      Effective June 15, 2003, DoubleClick changed its estimate of the useful lives of its furniture and fixtures and leasehold improvements located at its New York headquarters. The average remaining useful life for these assets was reduced from approximately 2 and 12 years for furniture and fixtures and leasehold improvements, respectively, to 6  1/2 months for both asset types in order to recognize depreciation expense over the remaining time that the assets are expected to remain in service. The change was due to the planned relocation of DoubleClick’s New York headquarters in December 2003. As a result of this change, net income was reduced by approximately $0.8 million, or $0.01 per basic and diluted share, for the three and six months ended June 30, 2003. The amortization of these assets is allocated over headcount and therefore impacts cost of revenue, sales and marketing, general and administrative and product development expenses.

Note 2 —	Business Transactions

Acquisitions

2003

Computer Strategy Coordinators, Inc.

      On June 30, 2003, DoubleClick completed its acquisition of Computer Strategy Coordinators, Inc. (“CSC”), a data management company based in Schaumburg, Illinois. In the transaction, DoubleClick acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash, inclusive of $0.4 million of direct acquisition costs.

      The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$2.0
Property and equipment	1.1
Goodwill	6.4

Total assets acquired	$9.5
Total liabilities assumed	$(6.7)

Net assets acquired	$2.8

      Approximately $6.4 million of the purchase price has been preliminarily allocated to goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. This goodwill is not tax deductible, and in accordance with SFAS No. 142, will be periodically tested for impairment. DoubleClick is awaiting the results of appraisals and certain information regarding assets and liabilities we acquired. Any potential adjustment to goodwill, with respect to any acquired intangible assets, will be recorded during the three months ending September 30, 2003.

      The results of operations of CSC will be included in DoubleClick’s Consolidated Statement of Operations beginning in the third quarter of 2003.

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2002

MessageMedia

      On January 18, 2002 DoubleClick completed its acquisition of MessageMedia, Inc. (“MessageMedia”), a provider of permission-based email marketing and messaging solutions. The acquisition of MessageMedia allowed DoubleClick to expand its suite of email product and service offerings as well as broaden its client base.

      DoubleClick acquired all the outstanding shares, options, and warrants of MessageMedia in exchange for approximately one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick loaned $2.0 million to MessageMedia to satisfy MessageMedia’s operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, inclusive of approximately $1.6 million of direct acquisitions costs, was approximately $11.3 million.

Abacus Direct Europe

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. (“Abacus Direct Europe”) joint venture that it did not previously own from VNU Marketing Information Europe and Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing industry, primarily in the United Kingdom. DoubleClick’s investment in the joint venture was previously accounted for under the equity method of accounting. DoubleClick acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs.

Protagona

      On November 4, 2002, DoubleClick completed its acquisition of Protagona plc (“Protagona”), a campaign management software company based in the United Kingdom. In the transaction, DoubleClick acquired all the outstanding shares of Protagona in exchange for approximately $13.6 million in cash and approximately $0.2 million in direct acquisition costs.

Divestitures

European Media Business

      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG (“AdLINK”), a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG (“United Internet”), AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares for United Internet to vest. This option is only exercisable if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. However, if AdLINK should achieve EBITDA-positive results in the third or fourth quarters of 2003 then the option extends to the first quarter of 2004. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges, such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexercisable in December 2003 or March 2004, as applicable. AdLINK achieved EBITDA-positive results in the fourth quarter of 2002 but failed to achieve EBITDA-positive results for the three months ended March 31, 2003. AdLINK’s results for three months ended June 30, 2003, were not publicly available as of the date of this filing.

      As a result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK, which represented approximately 3.9 million shares valued at approximately $8.3 million. DoubleClick’s option to acquire an additional 21% of the outstanding common shares of AdLINK for United Internet also vested. DoubleClick was partially reimbursed $2.0 million for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media business. DoubleClick’s investment in AdLINK is included in “Investments in affiliates” in the Consolidated Balance Sheets.

      Revenue recognized from sales to AdLINK was approximately $0.7 million and $1.3 million during the three and six months ended June 30, 2003, respectively, and approximately $0.5 million and $0.9 million during the three and six months ended June 30, 2002, respectively.

North America Media Business

      On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction L90, Inc. was renamed MaxWorldwide, Inc. (“MaxWorldwide”). In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5.0 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results, for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. During the three months ended September 30, 2002, December 31, 2002 and March 31, 2003, MaxWorldwide did not achieve EBITDA-positive results. MaxWorldwide’s results for the three months ended June 30, 2003 were not publicly available as of the date of this filing.

      On August 13, 2002, MaxWorldwide repurchased 5,596,972 shares of its common stock. As a result of this repurchase, DoubleClick’s ownership percentage increased to 19.8%.

      DoubleClick accounts for this investment under the equity method of accounting and reports its share of MaxWorldwide’s results on a 90-day lag. The investment is included in “Investment in affiliates” in the Consolidated Balance Sheets.

      On August 1, 2003, MaxWorldwide announced that it had completed the sale of its MaxOnline division to Focus Interactive, Inc. for approximately $3.0 million in cash paid at closing, $2.0 million in cash to be paid upon the first anniversary of the closing, or six months thereafter plus additional amounts contingent upon the satisfaction of specified conditions. DoubleClick is evaluating the effect of this transaction on its right to receive the $6.0 million in contingent cash consideration from the sale of DoubleClick’s North American Media business to MaxWorldwide in July 2002 discussed above. At its Annual Meeting of Stockholders held on July 22, 2003, MaxWorldwide sought stockholder approval for a plan of liquidation and dissolution pursuant to which it would liquidate and dissolve MaxWorldwide and its subsidiaries upon consummation of the sale of its MaxOnline division. As of the date of the filing of this quarterly report, neither the results of the MaxWorldwide stockholder meeting nor the status of MaxWorldwide’s plan of liquidation were publicly available.

      DoubleClick recognized revenue of approximately $0.6 million and $1.4 million during the three and six months ended June 30, 2003 relating to services provided to MaxWorldwide.

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

@plan

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc. (“NetRatings”), a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock valued at approximately $6.1 million. DoubleClick sold the NetRatings shares in the fourth quarter of 2002 and the first quarter of 2003.

DoubleClick Japan

      On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and received proceeds of $14.3 million, reducing its ownership interest from 38.2% to 15.6%. As a result of this transaction, DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick also retains one seat on DoubleClick Japan’s board of directors. DoubleClick’s investment in DoubleClick Japan is included in “Investment in affiliates” in the Consolidated Balance Sheets.

      Revenue recognized through services provided to DoubleClick Japan was approximately $0.8 million and $1.6 million during the three and six months ended June 30, 2003, respectively.

      The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of CSC, Protagona, Abacus Direct Europe and MessageMedia, consummated during 2003 and 2002, and the dispositions of the European and North American Media businesses, @plan research product line, and a portion of our interest in DoubleClick Japan completed during 2002, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions and dispositions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

	Six Months Ended
	June 30,

	2003	2002

	(In thousands, except per
	share amounts)
Revenues	$128,860	$131,390
Net income (loss)	$6,373	$(3,878)
Net income (loss) per basic and diluted share	$0.05	$(0.03)

Note 3 — Investment in Affiliates

      DoubleClick’s investments in affiliates at June 30, 2003 and December 31, 2002 consist of the following:

	June 30,	December 31,
	2003	2002

	(In thousands)
AdLINK Internet Media AG	$4,187	$2,818
NetRatings, Inc.	—	746
MaxWorldwide, Inc.	67	1,994
DoubleClick Japan	6,015	6,401
Other	166	166

	$10,435	$12,125

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      During the first quarter of 2003, DoubleClick sold its remaining investment in NetRatings, Inc. and received proceeds of approximately $0.6 million. The gain recognized on the sale of this investment was not material.

      DoubleClick’s investment in AdLINK Internet Media AG represents an investment in a publicly traded company, which is accounted for as available-for-sale marketable securities. Accordingly this investment is carried at fair value with changes in fair value being reported as a component of other comprehensive income. At June 30, 2003 and December 31, 2002, DoubleClick’s cost basis in this investment was approximately $1.9 million.

      As of June 30, 2003, DoubleClick’s investment in MaxWorldwide, Inc. and DoubleClick Japan represent investments in publicly traded companies, which are accounted under the equity method of accounting. At June 30, 2003 and December 31, 2002 the fair value of these investments were as follows:

	June 30,	December 31,
	2003	2002

	(In thousands)
MaxWorldwide, Inc.	$3,456	$2,880
DoubleClick Japan	$6,417	$6,332

Note 4 — Goodwill

      The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Technology	Data	Total

	(In thousands)
Balance at December 31, 2002	$20,572	$—	$20,572
Acquisition of CSC (See Note 2)	—	6,442	6,442
Tax adjustment relating to the acquisition of FloNetwork	(403)	—	(403)
Other	(900)	—	(900)

Balance at June 30, 2003	$19,269	$6,442	$25,711

Note 5 — Intangible Assets

      Intangible assets consist of the following:

		June 30, 2003
	Weighted				December 31,
	Average	Gross			2002
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net	Net

	(In thousands)
Intangible assets:
Patents and trademarks	36 months	$2,084	$(2,074)	$10	$322
Customer lists	27 months	21,710	(18,637)	3,073	5,983
Purchased technology and other	32 months	10,715	(5,299)	5,416	7,073

	31 months	$34,509	$(26,010)	$8,499	$13,378

      Amortization expense was $2.0 million and $5.0 million for the three and six months ended June 30, 2003, respectively, and $3.5 million and $7.0 million for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2003, $0.8 million and $1.7 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Consolidated Statements of Operations. For the three and six months ended June 30, 2002, $0.5 million and $0.9 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.

      Based on the balance of intangible assets at June 30, 2003, the annual amortization expense for each of the succeeding four fiscal years is estimated to be $2.6 million, $0.8 million, $0.8 million and $0.4 million in 2004, 2005, 2006 and 2007, respectively. Amortization expense for the remaining balance of fiscal 2003 is estimated to be $3.9 million.

Note 6 — Restructuring Charges

      Throughout 2002, management took additional steps to realign its sales, development and administrative organization and reduce corporate overhead to position DoubleClick for profitable growth in the future consistent with management’s long-term objectives. This involved the involuntary termination of approximately 250 employees, primarily from DoubleClick’s TechSolutions division, as well as charges for excess real estate space and closure of several offices. During fiscal 2002, DoubleClick recorded restructuring charges of approximately $98.4 million of which $1.4 million and $7.3 million were recorded during the first and second quarter of 2002, respectively.

      DoubleClick did not record any restructuring charges during the first quarter of 2003. In the second quarter of 2003, DoubleClick recorded a net restructuring credit of $6.9 million. This credit resulted from a $14.3 million reversal of its real estate reserve for its New York headquarters, partially offset by $7.4 million in additional restructuring charges primarily relating to DoubleClick’s facilities in San Francisco and London. The reversal of DoubleClick’s restructuring reserve was the result of lease terminations with respect to our New York headquarters for which our reserve was in excess of our expected payments. A portion of DoubleClick’s New York lease was terminated during the second quarter of 2003 and required a cash payment of approximately $14.4 million. DoubleClick agreed to terminate the remainder of this lease on July 16, 2003. Total costs in connection with this termination and other exit costs are expected to be approximately $43.6, of which approximately $40.9 million was accrued for as of June 30, 2003. The majority of the remaining $2.7 million of payments will be expensed in the third quarter of 2003 and will be offset by the reversal of a deferred rent liability of approximately $1.6 million. These payments are expected to be made in the third and fourth quarters of 2003.

      In determining the restructuring charge associated with its future lease commitments, DoubleClick engaged a third party real estate firm to provide estimates of the expected future sublease income for its excess and idle space, which also includes an estimate of the time period required to identify new sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick’s facilities are located. This real estate firm also provided estimates of lease termination and buyout fees landlords may charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick’s restructuring charge relating to future lease commitments is based on its review of this information. Should market conditions or other circumstances change, this information may be updated and additional charges may be required.

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established (in thousands):

		Future Lease
	Severance	Costs	Total

Balance at December 31, 2002	$356	$106,758	$107,114
Cash expenditures	(356)	(17,471)	(17,827)
Restructuring charges	—	7,444	7,444
Restructuring credits	—	(14,315)	(14,315)

Balance at June 30, 2003	$—	$82,416	$82,416

      As of June 30, 2003, approximately $71.8 million and $10.6 million remains accrued in “Accrued expenses and other current liabilities” and “Other long-term liabilities”, respectively.

Note 7 — Convertible Subordinated Debt

      On June 23, 2003 DoubleClick issued $135.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 (the “Zero Coupon Notes”) in a private offering. The Zero Coupon Notes do not bear interest and have a zero yield to maturity. The Zero Coupon Notes are convertible under certain circumstances into DoubleClick Inc. common stock at a conversion price of approximately $13.12 per share, which would result in an aggregate of approximately 10.3 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Zero Coupon Notes will initially be convertible into 76.2311 shares of DoubleClick common stock prior to July 15, 2023 if the sale price of our common stock issuable upon conversion of the Zero Coupon Notes reaches a specified threshold for a defined period of time, if specified corporate transactions have occurred or if DoubleClick calls the Zero Coupon Notes for redemption. The specified thresholds for conversion prior to the maturity date are (a) during any calendar quarter after the quarter ending September 30, 2003, the last reported sale price of DoubleClick’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on that 30th trading day and (b) subject to certain exceptions, during the five business day period following any five consecutive trading day period, the trading price per $1,000 principal amount of Zero Coupon Notes for each of the five consecutive trading days is less than 98% of the product of the last reported sale price of DoubleClick’s common stock and the conversion rate (initially 76.2311) on each such day.

      The Zero Coupon Notes are DoubleClick’s general unsecured obligations and are subordinated in right of payment to all of its existing and future senior debt. DoubleClick may not redeem the Zero Coupon Notes prior to July 15, 2008. DoubleClick may be required to repurchase any or all of the Zero Coupon Notes upon a change of control or a termination of trading. DoubleClick may redeem for cash some or all of the Zero Coupon Notes at any time or after July 15, 2008. Holders of the Zero Coupon Notes also have the right to require DoubleClick to purchase some or all of their notes for cash on July 15, 2008, July 15, 2013 and July 15, 2018, at a price equal to 100% of the principal amount of the Zero Coupon Notes being redeemed plus accrued and unpaid liquidated damages, if any.

      DoubleClick received net proceeds of approximately $131.5 million and incurred issuance costs of approximately $3.5 million. The issuance costs will be amortized over the maturity of the Zero Coupon Notes and are included as a component of “Other assets” on the Consolidated Balance Sheet.

      DoubleClick is obligated to file by September 19, 2003, a shelf registration statement covering resales of the Zero Coupon Notes and the common stock issuable upon conversion of the Zero Coupon Notes.

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Zero Coupon Notes contain an embedded derivative, the value of which as of June 30, 2003 has been determined by a third party valuation to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

      On June 24, 2003, DoubleClick called for redemption its entire $154.8 million outstanding aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. On July 24, 2003, DoubleClick redeemed these notes at a redemption price equal to 102.036% of the aggregate principal plus accrued and unpaid interest. The proceeds from the sale of the Zero Coupon Convertible Subordinated Notes due 2023, together with existing cash, were used towards this redemption. As a result of the redemption, DoubleClick recorded a loss of approximately $4.4 million associated with the redemption premium and write-off of deferred issuance costs during the second quarter of 2003.

Note 8 — Contingencies

      In April 2002, a consolidated amended class action complaint alleging violation of the federal securities laws in connection with DoubleClick’s follow-on offerings was filed in the United States District Court for the Southern District of New York naming as defendants DoubleClick, some of its officers and directors and certain underwriters of DoubleClick’s follow-on offerings. In October 2002, the action was dismissed against the named officers and directors without prejudice. However, claims against DoubleClick remain. In July 2002, DoubleClick and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to DoubleClick in February 2003.

      In June 2003, DoubleClick’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of DoubleClick and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. DoubleClick would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims it may have against its underwriters. The Board agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO litigations. If this settlement is not finalized, DoubleClick intends to dispute these allegations and defend this lawsuit vigorously.

      DoubleClick is currently defending an arbitration claim in Sweden brought by a former shareholder of DoubleClick Scandinavia AB. The shareholder claims that DoubleClick breached its obligation to issue and register shares of DoubleClick’s Common Stock, which the shareholder claims caused it to incur damages. The arbitration hearing is currently scheduled for November 2003. If the shareholder is successful, other former shareholders of DoubleClick Scandinavia AB may make similar claims for damages. DoubleClick disputes these allegations and intends to defend this arbitration vigorously.

DOUBLECLICK INC.

NOTES TO THE FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 9 — Segment Reporting

      DoubleClick is organized into two segments: Technology (or “TechSolutions”) and Data. During 2002, through a series of transactions, DoubleClick divested of its media businesses and no longer reports a DoubleClick Media segment. Revenues and gross profit by segment are as follows (in thousands):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$43,469	$20,087	$63,556	$48,010	$17,892	$10,783	$76,685
Intersegment elimination	—	—	—	(932)	(102)	—	(1,034)

Revenue from external customers	$43,469	$20,087	$63,556	$47,078	$17,790	$10,783	$75,651

Segment gross profit	$26,906	$14,202	$41,108	$31,256	$12,730	$3,902	$47,888

Data commission fee			—				(103)

Consolidated gross profit			$41,108				$47,785

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$84,997	$38,613	$123,610	$98,436	$36,110	$27,120	$161,666
Intersegment elimination	—	—	—	(2,194)	(165)	—	(2,359)

Revenue from external customers	$84,997	$38,613	$123,610	$96,242	$35,945	$27,120	$159,307

Segment gross profit	$52,349	$26,866	$79,215	$65,615	$25,413	$8,571	$99,599

Data commission fee			—				(157)

Consolidated gross profit			$79,215				$99,442

Note 10 — Comprehensive Income

      Comprehensive income consists of net income (loss), unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income was $10.3 million and $9.1 million for the three and six months ended June 30, 2003, respectively. Comprehensive income was $12.1 million and $8.4 million for the three and six months ended June 30, 2002, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DOUBLECLICK INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward Looking Statements

      THIS QUARTERLY REPORT ON FORM 10-Q AND, IN PARTICULAR, THIS MANAGEMENT DISCUSSION AND ANALYSIS CONTAIN OR INCORPORATE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, FORECASTS AND PROJECTIONS ABOUT THE INDUSTRY AND MARKETS IN WHICH WE OPERATE AND MANAGEMENT’S BELIEFS AND ASSUMPTIONS. ANY STATEMENTS CONTAINED HEREIN, INCLUDING WITHOUT LIMITATION STATEMENTS TO THE EFFECT THAT DOUBLECLICK OR ITS MANAGEMENT “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “PLANS” AND SIMILAR EXPRESSIONS, THAT ARE NOT STATEMENTS OF HISTORICAL FACT SHOULD BE CONSIDERED FORWARD-LOOKING STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW UNDER THE HEADING “RISK FACTORS.” WE MAY NOT UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

      We derive revenues from two business segments:

•	DoubleClick Technology Solutions, which we refer to as our Technology or TechSolutions segment; and

•	DoubleClick Data, which we refer to as our Data segment.

      During 2002, through a series of transactions, we divested of our media businesses and as a result we no longer report a DoubleClick Media segment.

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

      DoubleClick Data. DoubleClick Data consists of our Abacus division, which provides products and services to direct marketers. Abacus maintains the Abacus Alliance database, which is the largest proprietary database of consumer transactions used for target marketing purposes. Abacus combines the power of this shared data with advanced statistical modeling to Alliance participants to help improve profitability and increase market share. Abacus’ key products and services include prospecting, housefile modeling and direct third party list optimization. DoubleClick also maintains an Alliance database in the United Kingdom. In the United States, Abacus also offers a Business-to-Business Alliance and ChannelView, an analytics tool that tracks multi-channel sales so marketers can effectively measure their promotion and campaign results. Going forward, the Data segment will include DoubleClick’s new Data Management division. This division was formed as a result of DoubleClick’s acquisition of Computer Strategy Coordinators, Inc., a data management company, which was completed on June 30, 2003.

Recent Developments

      On July 16, 2003, DoubleClick agreed to terminate the remaining portion of the lease for its New York headquarters. Total costs in connection with this termination and other exit costs are expected to be approximately $43.6, of which approximately $40.9 million was accrued for as of June 30, 2003. The majority of the remaining $2.7 million of payments will be expensed in the third quarter of 2003 and will be offset by the reversal of a deferred rent liability of approximately $1.6 million. DoubleClick expects to render the $43.6 million of payments throughout the remainder of 2003. Prior to this agreement, DoubleClick had terminated a portion of this lease during the second quarter of 2003 and made a cash payment of approximately $14.4 million (such amount is not included in the previously mentioned $43.6 million of payments). DoubleClick anticipates average annual cash rent savings of approximately $10.5 million, during the period commencing January 2004 and extending through January 2015 as a result of the New York lease termination and planned relocation.

      DoubleClick plans to relocate to its new headquarters in December 2003. As a result of this relocation, DoubleClick has accelerated the amortization of its leasehold improvements and furniture and fixtures at its New York headquarters due to the change in useful life of these assets. As a result of this change, net income was reduced by approximately $0.8 million, or $0.01 per basic and diluted share, for the three and six months ended June 30, 2003. In addition, DoubleClick expects net income to be reduced by approximately $5.3 million or $0.04 per basic and diluted share in each of the third and fourth quarters of 2003. The amortization of these assets is allocated over headcount and therefore impacts cost of revenue, sales and marketing, general and administrative and product development expenses.

      As of June 30, 2003, DoubleClick had placed approximately $26.9 million of the $43.6 million in escrow pending the satisfaction of certain conditions. These funds are included as a component of “Restricted cash” within current assets on the Consolidated Balance Sheets.

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

Restructuring Estimates

      DoubleClick’s restructuring reserves are primarily related to our facilities in New York, San Francisco and London. In determining the restructuring charge associated with our future lease commitments, DoubleClick engaged a third party real estate firm to provide it with estimates of the future sublease income for its excess and idle space, which also includes an estimate of the time period required to identify sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick’s facilities are located. This real estate firm also provided estimates of lease termination and buyout fees landlords may charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick’s restructuring charge relating to future lease commitments is based on its review of this information. Should market conditions change, this information may be updated and additional charges may be required.

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

Valuation of Investments in Affiliates

      DoubleClick invests in other companies, that are within its strategic focus, some of which have highly volatile fair values and uncertain profit potentials. DoubleClick evaluates its investments for impairment on a periodic basis and reduces the carrying values of such assets to their estimated fair value when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of strategic investments could indicate an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

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

Valuation of Goodwill and Long-lived Assets Including Intangible Assets

      DoubleClick evaluates its goodwill for impairment annually, as well as when an event triggering impairment may have occurred. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. In accordance with Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, DoubleClick utilizes a two-step process for impairment. Management tests for impairment based on projected discounted cash flows, revenue projections, recent transactions involving similar businesses and price/ revenue multiples at which they were bought and sold and price/ revenue multiples of competitors.

      DoubleClick assesses the recoverability of long-lived assets, including intangible assets held and used whenever events or changes in circumstances indicate that future cash flows, undiscounted and without interest charges, expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying value. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Deferred Tax Assets

      Pursuant to SFAS 109, DoubleClick records a valuation allowance to the extent its deferred tax assets are not more likely than not to be realized. For the three months ended June 30, 2003 and 2002, DoubleClick has recorded a full valuation allowance against its net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely that not that these assets will be realized. In the event that DoubleClick were to determine that it would be able to realize some or all of its deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital and/or adjust goodwill or other intangible assets, in the period such determination was made.

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

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring”. The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has no effect on exit or disposal activities begun prior to this date.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

Business Transactions

Acquisitions

2003

CSC

      On June 30, 2003, DoubleClick completed its acquisition of Computer Strategy Coordinators, Inc. (“CSC”), a data management company based in Schaumburg, Illinois. In the transaction, DoubleClick acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash, inclusive of $0.4 million of direct acquisition costs.

2002

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

Divestitures

European Media Business

      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. However, if AdLINK should achieve EBITDA-positive results in the third or fourth quarters of 2003 then the option extends to the first quarter of 2004. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexercisable in December 2003 or March 2004, as applicable. AdLINK achieved EBITDA-positive results in the fourth quarter of 2002 but failed to achieve EBITDA-positive results for the three months ended March 31, 2003. AdLINK’s results for three months ended June 30, 2003 were not publicly available as of the date of this filing.

      As the result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK, which represented approximately 3.9 million shares valued at approximately $8.3 million. DoubleClick’s option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. DoubleClick was partially reimbursed $2.0 million for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media business. As a result of this transaction, DoubleClick recognized a loss of approximately $1.4 million, which has been included in “Gain on sale of businesses, net” in the Consolidated Statements of Operations.

North America Media Business

      On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5.0 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results, for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. During the three months ended September 30, 2002, December 31, 2002 and March 31, 2003, MaxWorldwide did not achieve EBITDA-positive results. MaxWorldwide’s results for the three months ended June 30, 2003 were not publicly available as of the date of this filing.

      On August 1, 2003, MaxWorldwide announced that it had completed the sale of its MaxOnline division to Focus Interactive, Inc. for approximately $3.0 million in cash paid at closing, $2.0 million in cash to be paid upon the first anniversary of the closing or six months thereafter plus additional amounts contingent upon the satisfaction of specified conditions. DoubleClick is evaluating the effect of this transaction on its right to receive the $6.0 million in contingent cash consideration from the sale of DoubleClick’s North American Media business to MaxWorldwide in July 2002 discussed above. At its Annual Meeting of Stockholders held on July 22, 2003, MaxWorldwide sought stockholder approval for a plan of liquidation and dissolution pursuant to which it would liquidate and dissolve MaxWorldwide and its subsidiaries upon consummation of the sale of its MaxOnline division. As of the date of the filing of this quarterly report, neither the results of the MaxWorldwide stockholder meeting nor the status of MaxWorldwide’s plan of liquidation were publicly available.

@plan

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock valued at approximately $6.1 million. DoubleClick sold these shares in the fourth quarter of 2002 and the first quarter 2003.

DoubleClick Japan

      On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and received proceeds of $14.3 million, reducing its ownership interest to 15.6%. As a result of this transaction, DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick also retains one seat on DoubleClick Japan’s board of directors.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Results of Operations

      Revenues and gross profit by segment are as follows (in thousands):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$43,469	$20,087	$63,556	$48,010	$17,892	$10,783	$76,685
Intersegment elimination	—	—	—	(932)	(102)	—	(1,034)

Revenue from external customers	$43,469	$20,087	$63,556	$47,078	$17,790	$10,783	$75,651

Segment gross profit	$26,906	$14,202	$41,108	$31,256	$12,730	$3,902	$47,888

Data commission fee			—				(103)

Consolidated gross profit			$41,108				$47,785

DoubleClick TechSolutions

      DoubleClick TechSolutions revenue is derived primarily from the sales of our ad management products, which consist of our DART for Publishers and DART for Advertisers services as well as the DART Enterprise ad serving software product. TechSolutions revenue is also generated through sales of our suite of email products, based on DoubleClick’s DARTmail service, and DoubleClick Ensemble, our campaign management software product. TechSolutions cost of revenue consists of expenses associated with the delivery of advertisements and emails, including Internet access costs, depreciation of our ad and email delivery systems, the amortization of purchased technology, and facility- and personnel-related costs incurred to operate and support our ad management, email and campaign management products.

      TechSolutions revenue decreased 9.5% to $43.5 million for the three months ended June 30, 2003 from $48.0 million for the three months ended June 30, 2002. The decrease in TechSolutions revenue was primarily attributable to volume and pricing declines in our ad management products, partially offset by acquisition-related revenue growth from our Ensemble product offering. Ad management revenue decreased 14.5% to $32.6 million for the three months ended June 30, 2003 from $38.1 million for the three months ended June 30, 2002. Effective pricing for our ad management products decreased approximately 5% while volume dropped approximately 10.1%. A portion of these declines was caused by a reduction in volume-based technology support fees from our North American Media business, which was sold to MaxWorldwide in the summer of 2002. DARTmail revenues decreased 6.8% to $9.2 million for the three months ended June 30, 2003 from $9.9 million for the three months ended June 30, 2002. DARTmail volumes were flat while effective pricing declined approximately 5% from the three months ended June 30, 2002.

      DoubleClick TechSolutions gross margin was 61.9% for the three months ended June 30, 2003, compared to 65.1% for the three months ended June 30, 2002. The decrease in gross margin was primarily attributable to the decline in revenues and an increase in headcount-related costs and purchased technology amortization related to our acquisition of Protagona in November 2002. These amounts were partially offset by productivity gains in our ad management and email products and reductions in Internet access costs. The decline in Internet access costs was due to the favorable renegotiation of many of our contracts with Internet service providers.

      We anticipate slight increases in the absolute dollar amount of TechSolutions quarterly revenues in the second half of the year, resulting primarily from our product integration initiatives and seasonal volume growth. However, we expect a decrease in gross margin in the second half of 2003 due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters in December 2003. We believe that our TechSolutions business is tied to the relative health of the economy. Significant changes within the economy may materially impact these results.

DoubleClick Data

      DoubleClick Data revenue has historically been derived primarily from its Abacus division, which provides products and services such as prospecting, housefile modeling and list optimization to direct marketers and merchants in the Abacus member alliances. Following the acquisition of @plan.inc in February 2001, we created a separate research division within DoubleClick Data designed to offer market research analysis tools that provide advertisers, brand marketers and e-businesses with analyses of online advertising campaigns, consumer behavior and purchasing patterns. Research revenue was derived primarily from the sale of annual subscriptions to its market research systems. DoubleClick Data cost of revenue includes expenses associated with maintaining and updating the Abacus and Research databases, the technical infrastructure to produce our products and services, facility and personnel-related expenses to operate and support our production equipment, the amortization of purchased intangible assets, and subscriptions to third party providers of lifestyle and demographic data that is used to supplement our transactions based database.

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock, valued at approximately $6.1 million. Revenue and gross profits recognized by the @plan research product line were approximately $0.8 million and $0.5 million, respectively, for the three months ended June 30, 2002.

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing catalog industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition. Revenues and gross profits recognized for Abacus Direct Europe were approximately $1.5 million and $0.5 million, respectively, for the three months ended June 30, 2003. Revenues for Abacus Direct Europe were primarily related to prospecting services provided to Abacus Alliance members in the United Kingdom.

      DoubleClick Data revenue increased 12.3% to $20.1 million for the three months ended June 30, 2003 from $17.9 million for the three months ended June 30, 2002. Gross margin decreased to 70.7% for the three months ended June 30, 2003 from 71.1% for the three months ended June 30, 2002.

      Overall, DoubleClick Data revenue for the three months ended June 30, 2003 represents an increase over the prior year period in revenues generated from the Abacus US business of $1.6 million and revenues generated from Abacus Direct Europe of $1.5 million, offset by the impact of the sale of the @plan research product line in May 2002. The growth in revenues from the Abacus US business was split equally between its Business-to-Business and Business-to-Consumer segments for the three months ended June 30, 2002. This growth is related primarily to increases in prospecting and housefile modeling services provided to Abacus Alliance and Business-to-Business Alliance members as direct marketers began to focus on client acquisitions.

      The decrease in gross margin for the three months ended June 30, 2003 compared to the prior year period was primarily attributable to the increase in costs associated with the acquisition of the 50% of Abacus Direct Europe we did not previously own. The costs included additional facility- and personnel-related costs as well as the amortization of purchased intangible assets.

      We anticipate revenues and gross profits of DoubleClick Data to increase throughout the remainder of 2003 in comparison to the year ago periods as a result of our acquisition of CSC, as well as continued growth in our US and UK Business-to-Consumer and US Business-to-Business Alliances. However, we expect DoubleClick Data gross margins to decline due to the lower margin business of CSC.

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

      During 2002, through a series of transactions, DoubleClick divested of its media businesses. Revenue for DoubleClick Media was $10.8 million for the three months ended June 30, 2002. On January 28, 2002, DoubleClick completed the sale of the European Media business to AdLINK. On July 10, 2002, DoubleClick completed the sale of the North American Media business to L90, which was renamed MaxWorldwide. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. As a result of this transaction, DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting and no longer consolidates its results of operations. For the three months ended June 30, 2002, revenues derived by the North American and DoubleClick Japan Media businesses were $8.0 million and $2.8 million, respectively.

      DoubleClick Media’s gross margin was 36.2% for the three months ended June 30, 2002. Gross profits recognized by the North American and DoubleClick Japan Media businesses were approximately $3.2 million and $0.7 million, respectively, for the three months ended June 30, 2002.

Operating Expenses

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $20.9 million, or 32.8% of revenue, for the three months ended June 30, 2003, and $25.6 million, or 33.9% of revenue, for the three months ended June 30, 2002. The $4.8 million decrease in sales and marketing expense was primarily attributable to reductions in bad debt expense of $1.9 million and personnel-related costs of $1.2 million, as well as reductions in rent and utilities of $0.9 million. The reduction in bad debt expense reflects the adequacy of our receivable reserves and our improved collection efforts. The decrease in personnel related costs and rent and utilities are based on headcount reductions associated with our restructuring activities and other cost savings initiatives. We expect sales and marketing expenses to increase in absolute dollars due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters in December 2003, but to remain flat as a percentage of revenues for the remainder of 2003 due to anticipated higher revenues as compared to the second quarter of 2003.

General and Administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services, and other operating expenses associated with our executive, finance, human resources, legal, facilities and administrative departments. General and administrative expenses were $8.4 million, or 13.2% of revenue, for the three months ended June 30, 2003, and $12.1 million, or 15.9% of revenue, for the three months ended June 30, 2002. The $3.7 million decrease in general and administrative expense was primarily the result of reductions in personnel-related costs of $1.5 million, professional and outside services of $1.2 million, and rent and utilities of $0.4 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The reduction in professional and outside service fees was the result in management cost savings initiatives. We expect the absolute dollar amount of general and administrative expenses to increase due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters in December 2003, but to remain flat as a percentage of revenues for the remainder of 2003 due to anticipated higher revenues as compared to the second quarter of 2003.

Product Development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. Product development expenses were $8.5 million, or 13.4% of revenue, for the three months ended June 30, 2003, and $10.4 million, or 13.8% of revenues, for the three months ended June 30, 2002. The $1.9 million decrease in product development expenses was primarily the result of reductions in personnel-related costs of $0.3 million, rent and utilities of $0.4 million and depreciation and related hardware maintenance of $0.8 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The reduction in rent and utilities and depreciation expense was a result of headcount reductions as well as office closures and consolidations. Although we will continue to concentrate on the efficient allocation of our resources, we believe that on-going investment in product development is critical to the attainment of our strategic objectives. We expect product development expenses to increase in absolute dollars and as a percentage of revenues during the remainder of 2003 due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters in December 2003.

Amortization of Other Intangibles

      Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $1.2 million for the three months ended June 30, 2003 and $3.0 million for the three months ended June 30, 2002. The decrease was primarily the result of intangible assets becoming fully amortized and impairment charges recorded during 2002.

Restructuring Charges

      We did not record any restructuring charges during the first quarter of 2003. In the second quarter of 2003, DoubleClick recorded a net restructuring credit of $6.9 million. This credit resulted from a $14.3 million reversal of the real estate reserve for our New York headquarters, partially offset by $7.4 million in additional restructuring charges relating to our facilities, primarily San Francisco and London. The reversal of our restructuring reserve was a result of lease terminations with respect to our New York headquarters for which our reserve was in excess of our expected payments. A portion of our New York lease was terminated during the second quarter of 2003 and required a cash payment of approximately $14.4 million. We agreed to terminate the remainder of this lease on July 16, 2003. Total costs in connection with this termination and other exit costs are expected to be approximately $43.6, of which approximately $40.9 million was accrued for as of June 30, 2003. The majority of the remaining $2.7 million of payments will be expensed in the third quarter of 2003 and will be offset by the reversal of a deferred rent liability of approximately $1.6 million. DoubleClick expects to make the $43.6 million of payments in the third and fourth quarters of 2003. DoubleClick anticipates average annual cash rent savings of approximately $10.5 million during the period, commencing January 2004 and extending through January 2015 as a result of the New York lease termination and planned relocation.

      Of the remaining $82.4 million in cash outlays relating to our restructuring activities, we estimate that we will pay approximately $71.8 million in 2003, and approximately $10.6 million in 2004 and the following years. We anticipate that these outlays will be funded from available sources of liquidity.

      DoubleClick is continuing to review its operational performance and may incur additional restructuring credits or charges in 2003, principally related to changes in estimates and assumptions surrounding excess real estate.

      During the three months ended June 30, 2002, our management took certain actions to further increase operational efficiencies and to bring costs in line with revenues. As a result, DoubleClick recorded a restructuring charge totaling approximately $7.3 million. This charge included estimated costs of approximately $6.5 million for the write-off of fixed assets, accrual of future lease costs, net of estimated sublease income and deferred rent, as well as approximately $0.8 million in additional severance charges related to the involuntary termination of approximately 72 employees.

Income (Loss) from Operations

      DoubleClick’s operating income was $9.0 million for the three months ended June 30, 2003, compared to an operating loss of $10.7 million for the three months ended June 30, 2002. The increase in its operating income of $19.7 million is primarily attributable to a decrease in sales and marketing expenses of $4.8 million, a decrease in general and administrative expenses of $3.7 million, a decrease in product development costs of $1.9 million, a decrease in intangible amortization of $1.8 million and the decrease in restructuring charges of $14.2 million. This was partially offset by a decrease in gross profits of approximately $6.7 million. DoubleClick continues to manage its operations with a focus on productivity and profitability, but due to the general economic and industry trends it may incur future losses from operations.

Equity in (Losses) Income of Affiliates

      For the three months ended June 30, 2003, DoubleClick recognized equity losses of $1.0 relating to its 15.6% interest in DoubleClick Japan and 19.8% investment in MaxWorldwide. For the three months ended June 30, 2002, DoubleClick recognized equity income of $0.2 million relating to its 50% interest in Abacus Direct Europe. Since the June 26, 2002 acquisition of the remaining 50% interest of Abacus Direct Europe that DoubleClick did not previously own, the results from operations of Abacus Direct Europe have been consolidated into DoubleClick’s operations.

Gain on Sale of Businesses, Net

      DoubleClick’s gain on sale of business was $11.9 million for the three months ended June 30, 2002. The amount represents a gain received from the sale of our @plan research product line to NetRatings, Inc. in May 2002.

      We recognized no such gains during the three months ended June 30, 2003.

Interest and Other, Net

      Interest and other, net was $2.6 million for the three months ended June 30, 2003 and $2.8 million for the three months ended June 30, 2002. Interest and other, net included $4.1 million of interest income for the three months ended June 30, 2003, partially offset by $2.2 million in interest expense. For the three months ended June 30, 2002, Interest and other, net included $6.5 million of interest income, partially offset by $3.1 million in interest expense. The decrease in interest income was attributable to the decrease in average investment yields due to declines in interest rates. The decrease in interest expense is directly associated with the repurchase of a portion of the 4.75% Convertible Subordinated Notes due 2006 during 2002. Interest and other, net in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

Loss from Early Extinguishment of Debt

      On June 24, 2003, DoubleClick called for redemption its entire $154.8 million outstanding aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. On July 24, 2003, DoubleClick redeemed these notes at a redemption price equal to 102.036% of the aggregate principal plus accrued and unpaid interest. The proceeds from the sale of the Zero Coupon Convertible Subordinated Notes due 2023, together with existing cash, were used towards this redemption. As a result of the redemption, DoubleClick recorded a loss of approximately $4.4 million associated with the redemption premium and write-off of deferred issuance costs during the second quarter of 2003. As a result of the redemption, DoubleClick’s interest expense will be reduced by approximately $7.4 million on an annual basis.

Provision for Income Taxes

      The provision for income taxes recorded for the three months ended June 30, 2003 of $0.3 million consists principally of income taxes of $0.6 million on the earnings of some of DoubleClick’s foreign subsidiaries offset by a $0.3 million benefit related to a reduction of federal alternative minimum tax and state income taxes recorded in the period ended March 31, 2003, and resolution of certain prior year state tax matters. The provision for income taxes recorded for the three months ended June 30, 2002 of $0.8 million consists principally of income taxes of $0.9 million on the earnings of certain of DoubleClick’s foreign subsidiaries, reduced by a benefit of approximately $0.1 million for state and local tax refunds. The provision for income taxes for the three months ended June 30, 2003 and 2002 does not reflect tax benefits attributable to DoubleClick’s net operating loss and other tax carryforwards due to limitations and uncertainty surrounding DoubleClick’s prospective realization of such benefit.

Minority Interest in Results of Consolidated Subsidiaries

      Minority interest in results of consolidated subsidiaries was $0.7 million for the three months ended June 30, 2002. This amount consists wholly of our consolidated subsidiary, DoubleClick Japan, of which DoubleClick held a 38.2% ownership interest. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan, reducing its ownership interest to 15.6%. DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. As a result, we no longer record minority interest.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Results of Operations

      Revenues and gross profit by segment are as follows (in thousands):

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$84,997	$38,613	$123,610	$98,436	$36,110	$27,120	$161,666
Intersegment elimination	—	—	—	(2,194)	(165)	—	(2,359)

Revenue from external customers	$84,997	$38,613	$123,610	$96,242	$35,945	$27,120	$159,307

Segment gross profit	$52,349	$26,866	$79,215	$65,615	$25,413	$8,571	$99,599

Data commission fee			—				(157)

Consolidated gross profit			$79,215				$99,442

DoubleClick TechSolutions

      TechSolutions revenue decreased 13.7% to $85.0 million for the six months ended June 30, 2003 from $98.4 million for the six months ended June 30, 2002. The decrease in TechSolutions revenue was primarily attributable to declines in our ad management products, partially offset by acquisition-related growth from our Ensemble product offering. Ad management revenue decreased 19.3% to $63.7 million for the six months ended June 30, 2003 from $78.9 million for the six months ended June 30, 2002. Effective pricing for our ad management products decreased approximately 5.2% while volume dropped approximately 14.9%. In addition to increased levels of price competition, a portion of these declines were caused by a reduction in volume-based technology support fees from our North American Media business, which was sold to MaxWorldwide in the summer of 2002. DARTmail revenue decreased 3.6% to $18.8 million for the six months ended June 30, 2003 from $19.5 million for the six months ended June 30, 2002. DARTmail volumes were flat while effective pricing declined approximately 4.9% as compared to the six months ended June 30, 2002.

      DoubleClick TechSolutions gross margin was 61.6% for the six months ended June 30, 2003, compared to 66.7% for the six months ended June 30, 2002. The decrease in gross margin was primarily attributable to the decline in revenues and an increase in headcount-related costs and purchased technology amortization related to our acquisition of Protagona in November 2002. These amounts were partially offset by productivity gains in our ad management and email products and reductions in Internet access costs. The decline in Internet access costs was due to the renegotiation of many of our contracts with our Internet service providers.

      We anticipate slight increases in the absolute dollar amount of TechSolutions quarterly revenues in the second half of the year, resulting primarily from our product integration initiatives and seasonal volume growth. However, we expect a decrease in gross margin in the second half of 2003 due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters in December 2003. We believe that our TechSolutions business is tied to the relative health of the economy. Significant changes within the economy may materially impact these results.

DoubleClick Data

      DoubleClick Data revenue increased 6.9% to $38.6 million for the six months ended June 30, 2003 from $36.1 million for the six months ended June 30, 2002. Gross margin decreased to 69.6% for the six months ended June 30, 2003 from 70.4% for the six months ended June 30, 2002.

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock, valued at approximately $6.1 million. Revenue and gross profits recognized by the @plan research product line were approximately $3.1 million and $1.9 million, respectively, for the six months ended June 30, 2002.

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing catalog industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition. Revenues and gross profits recognized for Abacus Direct Europe were approximately $3.0 million and $1.1 million, respectively, for the six months ended June 30, 2003. Revenues for Abacus Direct Europe were primarily related to prospecting services provided to Abacus Alliance members in the United Kingdom.

      Overall, DoubleClick Data revenue for the six months ended June 30, 2003 represents an increase in revenues over the prior year period generated from the Abacus US business of $2.6 million and revenues generated from Abacus Direct Europe of $3.0 million, offset by the impact of the sale of the @plan research product line in May 2002. The growth in revenues from the Abacus US business related primarily to increases in prospecting and housefile modeling services provided to Abacus Alliance and Business-to-Business Alliance members as direct marketers began to focus on client acquisitions.

      The decrease in gross margin for the six months ended June 30, 2003 compared to the prior year period was primarily attributable to the increase in costs associated with acquisition of the 50% of Abacus Direct Europe we did not previously own. The costs included additional facility- and personnel-related costs as well as the amortization of purchased intangible assets.

      We anticipate revenues and gross profits of DoubleClick Data to increase throughout the remainder of 2003 in comparison to the year ago periods as a result of our acquisition of CSC, as well as continued growth in our US and UK Business-to-Consumer and US Business-to-Business Alliances. However, we expect DoubleClick Data gross margins to decline due to the lower margin business of CSC.

DoubleClick Media

      During 2002, through a series of transactions, DoubleClick divested of its Media businesses. Revenue for DoubleClick Media was $27.1 million for the six months ended June 30, 2002. On January 28, 2002, DoubleClick completed the sale of the European Media business to AdLINK. On July 10, 2002, DoubleClick completed the sale of the North American Media business to L90, which was renamed MaxWorldwide. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. As a result of this transaction, DoubleClick accounts for its remaining

31,271 shares in DoubleClick Japan under the equity method of accounting and no longer consolidates its results of operations. For the six months ended June 30, 2002, revenues derived by the European, North American and DoubleClick Japan Media businesses were $1.1 million, $19.9 million and $6.1 million, respectively.

      DoubleClick Media’s gross margin was 31.6% for the six months ended June 30, 2002. Gross profits recognized by the European, North American and DoubleClick Japan Media businesses were approximately $0.4 million, $6.8 million and $1.4 million, respectively, for the six months ended June 30, 2002.

Operating Expenses

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $40.5 million, or 32.8% of revenue, for the six months ended June 30, 2003, and $55.5 million, or 34.8% of revenue, for the six months ended June 30, 2002. The $15.0 million decrease in sales and marketing expense was primarily attributable to reductions in personnel-related costs of $6.4 million, as well as reductions in bad debt expense of $3.9 million, rent and utilities of $1.8 million and marketing expenses of $0.5 million. The decrease in personnel-related costs and rent and utilities is based on headcount reductions associated with our restructuring activities and other cost savings initiatives. The reduction in bad debt expense reflects the adequacy of our receivable reserves and our improved collection efforts. We expect sales and marketing expenses to increase in absolute dollars due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters in December 2003, but to remain flat as a percentage of revenues for the remainder of 2003 due to anticipated higher revenues as compared to the second quarter of 2003.

General and administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services, and other operating expenses associated with our executive, finance, human resources, legal, facilities, and administrative departments. General and administrative expenses were $17.2 million, or 13.9% of revenue, for the six months ended June 30, 2003, and $24.1 million, or 15.1% of revenue, for the six months ended June 30, 2002. The $6.9 million decrease in general and administrative expense was primarily the result of reductions in personnel-related costs of $3.0 million, professional and outside services of $1.1 million, rent and utilities of $1.0 million and depreciation expense of $0.6 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The reduction in professional and outside service fees was the result of management cost savings initiatives. We expect the absolute dollar amount of general and administrative expenses to increase due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters in December 2003, but to remain flat as a percentage of revenues for the remainder of 2003 due to anticipated higher revenues as compared to the second quarter of 2003.

Product Development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. Product development expenses were $16.6 million, or 13.4% of revenue, for the six months ended June 30, 2003, and $21.3 million, or 13.4% of revenues, for the six months ended June 30, 2002. The $4.7 million decrease in product development expenses were primarily the result of reductions in personnel-related costs of $1.6 million, rent and utilities of $0.9 million and depreciation and related hardware maintenance of $1.6 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The reduction in rent and utilities and depreciation expense was a result of headcount reductions as well as office closures and consolidations. Although we will continue to concentrate on the efficient allocation of our resources, we believe that on-going investment in product development is critical to the attainment of our strategic objectives. We expect product development expenses to increase in absolute dollars and as a percentage of revenues during the remainder of 2003 due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters in December 2003.

Amortization of Other Intangibles

      Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $3.3 million for the six months ended June 30, 2003 and $6.2 million for the six months ended June 30, 2002. The decrease was primarily the result of intangible assets becoming fully amortized and impairment charges recorded during 2002.

Restructuring Charges

      We did not record any restructuring charges during the first quarter of 2003. In the second quarter of 2003, DoubleClick recorded a net restructuring credit of $6.9 million. This credit resulted from a $14.3 million reversal of the real estate reserve for our New York headquarters, partially offset by $7.4 million in additional restructuring charges relating to our facilities, primarily San Francisco and London. The reversal of our restructuring reserve was a result of lease terminations with respect to our New York headquarters for which our reserve was in excess of our expected payments. A portion of our New York lease was terminated during the second quarter of 2003 and required a cash payment of approximately $14.4 million. We agreed to terminate the remainder of this lease on July 16, 2003. Total costs in connection with this termination and other exit costs are expected to be approximately $43.6, of which approximately $40.9 million was accrued for as of June 30, 2003. The majority of the remaining $2.7 million of payments will be expensed in the third quarter of 2003 and will be offset by the reversal of a deferred rent liability of approximately $1.6 million. DoubleClick expects to make the $43.6 million of payments in the third and fourth quarters of 2003. DoubleClick anticipates average annual cash rent savings of approximately $10.5 million, for the period commencing January 2004 and extending through January 2015 as a result of the New York lease termination and planned relocation.

      Of the remaining $82.4 million in cash outlays relating to our restructuring activities, we estimate that we will pay approximately $71.8 million in 2003, and approximately $10.6 million in 2004 and the following years. We anticipate that these outlays will be funded from available sources of liquidity. However, there can be no assurance that such cost reductions can be sustained or that estimated costs of such actions would not change.

      DoubleClick is continuing to review its operational performance and may incur additional restructuring charges in 2003, principally related to changes in estimates and assumptions surrounding excess real estate.

      During the six months ended June 30, 2002, management took certain actions to further increase operational efficiencies and to bring costs in line with revenues. These measures included the involuntary terminations of approximately 132 employees, primarily from our Media and TechSolutions operations, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded $8.8 million to operations during the six months ended June 30, 2002. This charge included approximately $2.1 for severance-related payments to terminated employees, and approximately $6.7 for the write-off of fixed assets, the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded) and other exit charges.

Income (Loss) from Operations

      DoubleClick’s operating income was $8.5 million for the six months ended June 30, 2003, compared to an operating loss of $16.3 million for the six months ended June 30, 2002. The increase in its operating income of $24.8 million is primarily attributable to the decrease in our sales and marketing expenses of $15.0 million, a decrease in general and administrative expenses of $6.9 million, a decrease in product development costs of

$4.7 million, a decrease in intangible amortization of $2.8 million and the decrease in restructuring charges of $15.6 million. This was partially offset by a decrease in gross profits of approximately $20.2 million. DoubleClick continues to manage its operations with a focus on productivity and manage its headcount accordingly, but due to the general economic and industry trends it may incur future losses from operations.

Equity in (Losses) Income of Affiliates

      For the six months ended June 30, 2003, DoubleClick recognized equity losses of $2.3 relating to its 15.6% interest in DoubleClick Japan and 19.8% investment in MaxWorldwide. For the six months ended June 30, 2003, DoubleClick recognized equity income of $0.2 million relating to its 50% interest in Abacus Direct Europe. Since the June 26, 2002 acquisition of the remaining 50% interest of Abacus Direct Europe that DoubleClick did not previously own, the results from operations of Abacus Direct Europe have been consolidated into DoubleClick’s operations.

Gain on Sale of Businesses, Net

      DoubleClick’s net gain on sale of businesses was $10.5 million for the six months ended June 30, 2002. The amount represents a gain incurred on the sale of our @plan research product line in May 2002 offset by a loss on the sale of our European Media operations in January 2002.

      We recognized no such losses during the six months ended June 30, 2003.

Interest and Other, Net

      Interest and other, net was $5.6 million for the six months ended June 30, 2003 and $6.2 million for the six months ended June 30, 2002. Interest and other, net included $9.1 million of interest income for the six months ended June 30, 2003, partially offset by $4.3 million in interest expense. For the six months ended June 30, 2002, Interest and other, net included $14.1 million of interest income, partially offset by $6.0 million in interest expense. The decrease in interest income was attributable to the decrease in average investment yields due to declines in interest rates. The decrease in interest expense is directly associated with the repurchase of a portion of the 4.75% Convertible Subordinated Notes due 2006 during 2002. Interest and other, net in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

Loss from Early Extinguishment of Debt

      On June 24, 2003, DoubleClick called for redemption its entire $154.8 million outstanding aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. On July 24, 2003, DoubleClick redeemed these notes at a redemption price equal to 102.036% of the aggregate principal plus accrued and unpaid interest. The proceeds from the sale of the Zero Coupon Convertible Subordinated Notes due 2023, together with existing cash, were used towards this redemption. As a result of the redemption, DoubleClick recorded a loss of approximately $4.4 million associated with the redemption premium and write-off of deferred issuance costs during the second quarter of 2003. As a result of the redemption, DoubleClick’s interest expense will be reduced by approximately $7.4 million on an annual basis.

Provision for Income Taxes

      The provision for income taxes of $0.6 million recorded for the six months ended June 30, 2003 consists principally of income taxes of $1.1 million on the earnings of some of DoubleClick’s foreign subsidiaries reduced by a benefit of approximately $0.5 million of state and local taxes related to state and local tax refunds received during the first quarter and settlement of certain state tax matters. The provision for income taxes recorded for the six months ended June 30, 2002 of $3.4 million consists principally of income taxes of $2.9 million on the earnings of certain of DoubleClick’s foreign subsidiaries and gain on the sale of DoubleClick’s European Media business, and state and local taxes of $0.5 million. The provision for income taxes for the six months ended June 30, 2003 and 2002 does not reflect tax benefits attributable to

DoubleClick’s net operating loss and other tax carryforwards due to limitations and uncertainty surrounding DoubleClick’s prospective realization of such benefit.

Minority Interest in Results of Consolidated Subsidiaries

      Minority interest in results of consolidated subsidiaries was $0.8 million for the six months ended June 30, 2002. This amount consists wholly of our consolidated subsidiary, DoubleClick Japan, of which DoubleClick held a 38.2% ownership interest. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan, reducing its ownership interest to 15.6%. DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. As a result, we recognized no such income during the six months ended June 30, 2003.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

      Operating activities generated $4.3 million for the six months ended June 30, 2003 and $17.9 million for the six months ended June 30, 2002. Cash provided by operating activities for the six months ended June 30, 2003 resulted primarily from our net income, excluding non-cash items, decreases in prepaid and other assets and an increase in deferred revenue, offset by the cash payment of approximately $14.4 relating to the termination of a portion of our New York lease and decreases in accrued expenses and other liabilities. Cash provided by operating activities for the six months ended 2002 resulted from our net loss, excluding non-cash items, and decreases in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable. Cash flow from operating activities will be impacted during the remainder of the year due to restructuring payments associated with lease termination fees for our New York headquarters. DoubleClick expects to pay approximately $43.6 in the third and fourth quarters of 2003 relating to the termination of this lease.

      Investing activities provided $55.7 million for the six months ended June 30, 2003 and used $5.9 million the six months ended June 30, 2002. Cash provided by investing activities for the six months ended June 30, 2003 resulted primarily from the maturities of our investments in marketable securities, offset by the purchases of equipment, the increase in the amounts held in restricted cash relating to our New York lease termination agreement and the net outlay of cash for the acquisition of businesses. Cash provided by investing activities for the six months ended June 30, 2002 resulted principally from the sale of businesses, offset by the purchase of equipment and the net cash outlays for the acquisition of businesses and intangible assets. Capital expenditures are expected to remain constant throughout 2003 due to the relocation of our New York headquarters and the replacement of furniture and fixtures and necessary leasehold improvements. Restricted cash is expected to decrease as the required funds are released from the escrow accounts for the New York lease termination.

      Financing activities provided $130.5 million and used $9.7 million for the six months ended June 30, 2003 and June 30, 2002, respectively. Cash provided by financing activities for the six months ended June 30, 2003 resulted primarily from the issuance of the Zero Coupon Convertible Subordinated Notes offset by payments under capital lease obligations. Cash used in financing activities for the six months ended June 30, 2002 resulted primarily from payments under capital lease obligations offset by proceeds from the exercise of stock options. Cash flow from financing activities in the third quarter 2003 will reflect our redemption of our 4.75% Convertible Subordinated Notes due 2006 on July 24, 2003.

      As of June 30, 2003, we had $317.0 million of cash and cash equivalents, $500.3 million in investments in marketable securities consisting of government and corporate debt securities and $55.9 million in restricted cash. As of June 30, 2003, our principal commitments consisted of $154.8 million principal amount of our 4.75% Convertible Subordinated Notes due 2006, $135 million of our Zero Coupon Convertible Subordinated Notes due 2023 and our obligations under operating and capital leases. On June 24, 2003, DoubleClick called for redemption its entire $154.8 million outstanding aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. On July 24, 2003, DoubleClick redeemed these notes at a redemption price equal to

102.036% of the aggregate principal plus accrued and unpaid interest. The proceeds from the sale of the Zero Coupon Convertible Subordinated Notes due 2023, together with existing cash, were used towards this redemption.

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

Related Party Transactions

      DoubleClick maintains a 15% interest in AdLINK Internet Media AG. This interest was acquired in January 2002 as a result of the sale of DoubleClick’s European Media business. DoubleClick recognized revenue of approximately $1.3 during the six months ended June 30, 2003 relating to services provided to AdLINK. Revenue recognized during the six months ended June 30, 2002 was not material.

      In addition, DoubleClick holds a 19.8% interest in MaxWorldwide, Inc. This interest was acquired in July 2002 as a result of the sale of DoubleClick’s North American Media business. DoubleClick recognized revenue of approximately $1.4 million during the six months ended June 30, 2003 relating to services provided to MaxWorldwide.

      Additionally, DoubleClick maintains a minority interest in DoubleClick Japan. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. As a result of this transaction, DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick also retains one seat on DoubleClick Japan’s board of directors. DoubleClick Japan will continue to sell DoubleClick’s suite of DART technology products as part of a long-term technology reseller agreement. DoubleClick recognized revenue through sales to DoubleClick Japan of approximately $1.6 million during the six months ended June 30, 2003.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate obligations and money market funds. As of June 30, 2003, our investments in marketable securities had a weighted average time to maturity of 256 days.

      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of June 30, 2003. This table excludes the $154.8 million in 4.75% Convertible Subordinated Notes due in 2006, which were redeemed in July 2003. The fair value of the 4.75% Convertible Subordinated Notes was approximately $158.5 million as of June 30, 2003.

	Time to Maturity

	One Year	One to	Two to
	or Less	Two Years	Four Years	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$316,965	—	—	$316,965
Average interest rate	0.84%
Fixed-rate investments in marketable securities	$214,975	$274,200	$11,112	$500,287
Average interest rate	3.13%	2.04%	1.39%
Liabilities:
Convertible Subordinated Notes — Zero Coupon	—	—	$135,000	$129,938
Average interest rate			0.00%

      As of June 30, 2003, the current portion of restricted cash was $42.1 million and the average interest rate associated with this cash was 0.52% and the non-current portion of restricted cash was $13.8 million with an average interest rate of 2.15%. Restricted cash primarily represents amounts placed in escrow relating to a lease termination agreement and funds to cover office lease security deposits and our automated clearinghouse payment function. As of June 30, 2003, approximately $26.9 million of the current portion of restricted cash related to the lease termination agreement of our New York headquarters.

      The Zero Coupon Convertible Subordinated Notes due 2023 contain an embedded derivative, the value of which as of June 30, 2003 has been determined to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of June 30, 2003, we did not hold any other derivative financial instruments.

Foreign Currency Risk

      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than the functional currency of DoubleClick and its subsidiaries. The effect of foreign exchange rate fluctuations on operations was not material for the six months ended June 30, 2003 and June 30, 2002, respectively.

      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2003, we had $47.1 million in cash and cash equivalents denominated in foreign currencies.

      Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Equity Risk

      We hold investments in equity instruments of public companies received as a result of certain business transactions, including shares held in DoubleClick Japan, AdLINK and MaxWorldwide. These investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. On August 1, 2003, MaxWorldwide announced that it had sold its MaxOnline division to Focus Interactive, Inc. for approximately $3.0 million in cash paid at closing, $2.0 million in cash to be paid upon the first anniversary of the closing or six months thereafter plus additional amounts contingent upon the satisfaction of specified conditions. At its Annual Meeting of Stockholders held on July 22, 2003, MaxWorldwide sought stockholder approval for a plan of liquidation and dissolution pursuant to which it would liquidate and dissolve MaxWorldwide and its subsidiaries upon consummation of the sale of its MaxOnline division. As of the date of the filing of this quarterly report, neither the results of the MaxWorldwide stockholder meeting nor the status of MaxWorldwide’s plan of liquidation were publicly available. The potential liquidation of MaxWorldwide may impact DoubleClick’s results in future periods. The following represents the cost basis and fair market value of these investments, which is included in as “Investment in affiliates” on the accompanying Consolidated Balance Sheets.

	As of June 30, 2003

		Fair Market
	Cost Basis	Value

	(In thousands)
DoubleClick Japan	$6,015	$6,417
AdLINK Internet Media AG	$1,855	$4,187
MaxWorldwide Inc.	$67	$3,456

      Some of DoubleClick’s investments have suffered a decrease in value in the past as a result of market volatility. As a consequence, DoubleClick wrote-down these investments to their estimated fair value in 2002. We will continue to evaluate our investments in marketable securities for impairment due to declines in market value considered to be other than temporary. That evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific assessments. In the event of a determination that a further decline in market value is other than temporary, a charge to earnings will be recorded for all or a portion of the unrealized loss and a new cost basis in the investment will be established.

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

      We have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including companies that provide marketing technology and data products and services. Our risks include:

•	ability to achieve anticipated revenue growth rates;

•	ability to manage our operations;

•	competition;

•	attracting, retaining and motivating qualified personnel;

•	maintaining our current, and developing, new relationships with direct marketers, Web publishers, advertisers and advertising agencies;

•	ability to anticipate and adapt to changing industry conditions; and

•	ability to develop and introduce new products and services and continue to develop, upgrade and integrate technology.

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

      We have incurred net losses each year since inception, including net losses of $117.9 million, $265.8 million and $156.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. We earned net income of approximately $5.8 million for the three months ended June 30, 2003 and as of June 30, 2003 our accumulated deficit was $659.7 million. We have not achieved profitability on an annual basis and expect to incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures. We also have lease obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities. As a result of these factors, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

      The revenue outlook for DoubleClick TechSolutions is adversely affected by an environment where the supply of advertising inventory exceeds advertisers’ demand. Under these circumstances, Web publishers tend to remove ad space from their Web sites in an effort to correct the supply-demand imbalance; other Web publishers may cut back on their Web presence or go out of business. Faced with smaller budgets, advertisers and advertising agencies purchase less advertising inventory and tend not to invest as much in online advertising. Consequently, the number of ad impressions delivered by DoubleClick TechSolutions have in the past declined and may in the future decline or fail to grow or the price that we can charge for our services may decline, which in either case would adversely affect our revenues. A decline in the economic prospects of direct marketers or the economy in general would also adversely impact the revenue outlook for our email business.

      DoubleClick Data, which provides products and services to direct marketers, may face similar pressures. Some direct marketers may respond to economic downturns by reducing the number of catalogs mailed, thereby possibly reducing the demand for DoubleClick Data’s services. If direct marketing activities fail to grow or decline, our revenues could be adversely affected.

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

      Many of our contracts with our customers are short-term. We cannot assure you that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenues. Further, we cannot assure you that our customers will continue to generate consistent amounts of revenues over time. Our failure to develop and sustain long-term relationships with our customers would materially and adversely affect our results of operations.

Many of our customers continue to experience business conditions that could adversely affect our business.

      Some of our customers have experienced, and may continue to experience, difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to marketing in general and our offerings in particular. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current business environment for our customers does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, failure of our customers to comply with federal, state or local laws or our policies could damage our reputation and adversely affect our business, results of operations or financial condition.

Industry shifts, continuing expansion of our products and services and other changes may strain our managerial, operational, financial and information system resources.

      In recent years, we have had to respond to significant changes in our industry. As a result, we have experienced industry shifts, continuing expansion of product and service offerings and other changes that have increased the complexity of our business and placed considerable demands on our managerial, operational and financial resources. We continue to increase and change the scope of our product and service offerings both domestically and internationally and to deploy our resources in accordance with changing business conditions and opportunities. To continue to successfully implement our business plan in our changing industry requires effective planning and management processes. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and will need to continue to train and manage our workforce. We cannot assure you that management will be effective in attracting and retaining qualified personnel, integrating acquired businesses or otherwise responding to new business conditions. We also cannot assure you that our information systems, procedures or policies will be adequate to support our operations or that our management will be able to achieve the execution necessary to offer our products and services and implement our business plan successfully. Our inability to effectively respond to these challenges could materially and adversely affect our business, financial condition and results of operations.

We may not be able to generate profits from many of our products and services.

      A significant part of our business model involves generating revenue by providing marketing technology and data products and services to direct marketers, Web publishers and advertisers. The long term profit potential for our business model has not yet been proven, and we have not yet achieved full-year profitability. The profitability of our business model is subject to external and internal factors. Any single factor or combination of factors could limit the profit potential, long-term and short-term, of our business model.

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

      We currently retain highly confidential information of our customers in secure database servers. Although we observe security measures throughout our operations, we cannot assure you that we will be able to prevent unauthorized individuals from gaining access to these database servers. Any unauthorized access to our servers, or abuse by our employees, could result in the theft of confidential customer information. If confidential customer information is compromised, we could lose customers or become subject to liability or litigation and our reputation could be harmed, any of which could materially and adversely affect our business and results of operations.

Direct marketing, online advertising and related products and services are competitive markets and we may not be able to compete successfully.

      The market for marketing technology and data products and services is very competitive. We expect this competition to continue because there are low barriers to entry for several of our businesses. Also, industry consolidation may lead to stronger, better capitalized entities against which we must compete. We expect that we will encounter additional competition from new sources as we expand our product and service offerings.

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

      DoubleClick Data competes with data aggregation companies, providers of database marketing services and providers of information products and marketing research services to the direct marketing industry. We also compete indirectly with others, such as providers of customer relationship management services, companies engaged in providing analytic services and other companies that facilitate marketing automation.

      Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than do we. These factors could allow them to compete more effectively than we can, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners, direct marketers, Web publishers and advertisers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our products and services or that achieve greater acceptance than our products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective direct marketer, Web publisher, advertising and ad agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross profits and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

Our quarterly operating results are subject to significant fluctuations and you should not rely on them as an indication of future operating performance.

      Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	direct marketer, Web publisher and advertiser demand for our products and services;

•	Internet user traffic levels;

•	number and size of ad units per page on our customers’ Web sites;

•	downward pricing pressures from current and potential customers for our products and services;

•	the introduction of new products or services by us or our competitors;

•	variations in the levels of capital, operating expenditures and other costs relating to our operations;

•	the size and timing of significant pre-tax charges, including for goodwill impairment and the write-down of assets and restructuring charges, such as costs for severance and idle or excess facilities;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general seasonal and cyclical fluctuations; and

•	general economic and industry conditions.

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

      Our quarterly operating results are also affected by changes that we make to our restructuring reserves. We have set up reserves to cover future real estate-related expenses for our idle and excess space. In order to be released from future lease obligations for this space, we may be required to make cash payments to third parties to terminate these leases. If these leases are terminated we will be required to reduce the useful life of our leasehold improvements associated with the space to reflect depreciation expense over the remaining time that the assets are expected to remain in service. Therefore, future income or losses may be impacted in subsequent periods.

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

      Our business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, FloNetwork, MessageMedia, Protagona and

Computer Strategy Coordinators, Inc. We may continue to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow our business. From time to time we have had discussions with other companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify other suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if we agree to buy a company, technology or other assets, we cannot assure you that we will be successful in consummating the purchase. If we are unable to continue to expand through acquisitions, our revenue may decline or fail to grow.

      We are also minority investors in a few technology companies, including AdLINK, MaxWorldwide and DoubleClick Japan. Our investments have decreased in value in the past, and may decrease in the future, as a result of market volatility, and periodically, we have recorded charges to earnings for all or a portion of the unrealized loss due to declines in market value considered to be other than temporary. The market value of these investments may decline in future periods due to the continued volatility in the stock market in general or the market prices of securities of technology companies in particular and we may be required to record further charges to earnings as a result. Further, we cannot assure you that we will be able to sell these securities at or above our cost basis. We have recorded goodwill in connection with a number of our acquired businesses, including MessageMedia and FloNetwork. As a result of significantly lower than-expected revenues generated to date and considerably reduced estimates of future performance, we have in the past recognized impairment charges with respect to the goodwill of some acquired businesses. If market conditions require, we may in the future record additional impairments in the value of our acquired businesses.

We may not manage the integration of acquired companies successfully or achieve desired results.

      As a part of our business strategy, we have in the past entered into, and could in the future enter into, a number of business combinations and acquisitions. Acquisitions are accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to technology and other integration;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of the integration of new management personnel;

•	the inability to develop new products and services that combine our knowledge and resources and our acquired businesses or the failure for a demand to develop for the combined companies’ new products and services;

•	potential failure to achieve additional sales and enhance our customer base through cross-marketing of the combined company’s products to new and existing customers;

•	potential litigation resulting from our business combinatons or acquisition activities; and

•	potential unknown liabilities associated with acquired businesses.

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

      We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for certain positions.

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

      In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART ad management technology. We are currently seeking reissue of this patent, which would limit the scope of the existing patent, and this reissue proceeding is pending before the U.S. Patent and Trademark Office. The patent examiner has raised some objections to our reissue application. Although we are contesting these objections, we cannot assure you that this patent will be reissued. We own other patents, and have patent applications pending for some of our other technology. We cannot assure you that the patent applications that we have filed in the United States and internationally will be issued or that patents issued or acquired by us now or in the future will be valid and enforceable or provide us with any meaningful protection.

      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include DOUBLECLICK®, DART®, DARTMAIL®, ABACUS™, DOUBLECLICK ENSEMBLE™, SITEADVANCE™ and CHANNELVIEW®. We have applied to register certain of our trademarks and service marks in the United States and internationally. We cannot assure you that any of these current or future applications will be approved. Even if these marks are registered, these marks may be invalidated or successfully challenged by others. If our trademarks or service marks are not registered because third parties own these marks, our use of these marks will be restricted unless we are able to enter into arrangements with these parties, which may not be available on commercially reasonable terms, if at all.

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

      We have been a defendant in several lawsuits alleging, among other things, that we unlawfully obtain and use Internet users’ personal information and that our use of cookies violates various laws. We have also been the subject of inquiries involving the Federal Trade Commission and the attorneys general of several states relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, Internet users. Although the last of these particular matters was resolved in 2002, we may in the future be subject to additional claims or regulatory inquiries with respect to our business practices. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome may be uncertain.

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

      We may be held liable to third parties for the content in the advertising and emails we deliver on behalf of our customers. We may be held liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims or counterclaims could be time consuming, result in costly litigation or divert management’s attention.

Our business depends in part on successful adaptation of our business to international markets, in which we have limited experience. Failure to successfully manage the risks of international operations, including sales and marketing efforts, would harm our results of operations and financial condition.

      We have operations in a number of countries and have limited experience in developing localized versions of our products and services and in marketing, selling and distributing our products and services internationally. We sell our technology products and services through our directly and indirectly owned subsidiaries primarily located in Australia, Canada, France, Germany, Spain, Ireland, the United Kingdom and Hong Kong. In Japan, we sell our technology products and services through DoubleClick Japan, of which we own approximately 15%. We also operate the DoubleClick Data business in the United Kingdom and Japan.

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

Anti-takeover provisions in our charter, by-laws and Delaware law may make it difficult for a third party to acquire us.

      Some of the provisions of our amended and restated certificate of incorporation, our amended and restated by-laws and Delaware law could, together or separately:

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

      As of June 30, 2003, we had 137,181,013 shares of common stock outstanding, excluding 18,552,108 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce prevailing market prices for our common stock.

Risks Related to Our Industry

Direct marketers and advertisers may be reluctant to devote a portion of their budgets to marketing technology and data products and services or online advertising.

      Companies doing business on the Internet, including DoubleClick, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers’ total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to online advertising or marketing technology and data products and services if they perceive the Internet or direct marketing to be a limited or ineffective marketing medium. Any shift in marketing budgets away from marketing technology and data products or services or online advertising spending could materially and adversely affect our business, results of operations or financial condition. In addition, advertising on the Internet could lose its appeal to those direct marketers and advertisers using the Internet as a result of excessive numbers of banner advertisements on the Web, Internet users installing “filter” software programs that allow them to block advertisements, and the limitations of the contents of advertisements on the Internet compared to other forms of media.

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

If the delivery of Internet advertising on the Web, or the delivery of our email messages, is limited or blocked, demand for our products and services may decline.

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

      We also depend on our ability to deliver emails over the Internet through Internet service providers and private networks. Internet service providers are able to block messages from reaching their users and we do not have, nor are we required to have, agreements with any Internet service providers to deliver emails to their customers. As a result, we could experience periodic temporary blockages of our delivery of emails to their customers, which would limit the effectiveness of our email marketing. Some Internet service providers also use proprietary technologies to handle and deliver email. If Internet service providers or private networks materially limit or block the delivery of our emails, or if our technology fails to be compatible with their email technologies, then our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of email marketing may decrease as a result of increased consumer resistance to email marketing in general.

New laws or regulation in the United States and internationally, and uncertainties regarding the application or interpretation of existing laws and regulations, could harm our business.

      Laws applicable to Internet communications, e-commerce, Internet advertising, privacy and data protection, direct marketing and email marketing are becoming more prevalent in the United States and worldwide. For example, various U.S., state and foreign governments may attempt to regulate our ad delivery or levy sales or other taxes on our activities, and several states and foreign countries have enacted or proposed legislation regulating the sending of unsolicited emails.

      In addition, many areas of the law affecting the Internet remain largely unsettled, even in areas where there has been some legislative action. It is difficult to determine whether and how existing laws, such as those governing intellectual property, privacy and data protection, libel, data security and taxation apply to the Internet, online marketing and advertising and our businesses.

      The growth and development of Internet commerce has prompted calls for more stringent consumer protection laws, both in the United States and abroad. These proposals may seek to impose additional burdens on companies conducting business over the Internet and may be considered through legislative action or ballot initiatives. Potential limitations on the collection and use of information relating to Internet users, particularly relating to email marketing, are being considered by legislatures and regulatory agencies and in the United States and internationally. We are unable to predict whether any particular proposal will pass, or the nature of the limitations that may be imposed. In addition, it is possible that changes to existing law, including both amendments to existing laws and new interpretations of existing law, could have a material and adverse impact on our business, financial condition and results of operations.

      The following are examples of legislation enacted or currently being considered in the United States and internationally:

•	Legislation has been enacted in some countries and proposed in the United States to regulate the use of cookie technology. Our technology uses cookies for ad targeting and reporting, among other things. The changes required for us to comply with newly imposed requirements may be commercially unfeasible, or simply unattainable. We may, therefore, be required to discontinue the relevant business practice.

•	Data protection officials in some European countries have asserted that Internet protocol addresses and cookies are intrinsically personally identifiable information thereby subject to privacy standards that may be more stringent than those in the U.S. We cannot assure you that our current policies and procedures would meet these more restrictive standards. The cost of such compliance could be material and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

•	Legislation has been enacted by some foreign governments and many states in the U.S. to prohibit or restrict the sending of “unsolicited commercial email” and similar U.S. federal legislation has been proposed several times in recent years. Although our email delivery is consent-based, it is possible that existing or future legislation in some jurisdictions may require us to change our current practices or may subject us to increased liabilities.

•	The impending expiration of a provision of the federal Fair Credit Reporting Act, or FCRA, may lead to a wave of new restrictions on the collection, use and disclosure of information about consumers. The FCRA currently prohibits states in the U.S. and localities from enacting new laws affecting certain uses and disclosures of consumer information. This provision is presently set to expire on January 1, 2004. If the provision is not extended, state and local governments may be permitted to enact new restrictions that could increase the costs of marketing and offering credit to consumers. Such restrictions could depress advertising spending and the overall demand for our products and services and could adversely affect our business, results of operations and financial condition, in particular the DoubleClick Data business.

      Any legislation enacted or regulation issued could dampen the growth and acceptance of our industry in general and of our offerings in particular. Our business could be negatively impacted by new laws or regulations applicable to direct marketing or the Internet, the application or interpretation of existing laws and regulations to direct marketing or the Internet or the application or interpretation of new laws and regulations to our business. In response to evolving legal requirements, we may be compelled to change or discontinue an existing offering, business or business model, or to cancel a proposed offering or new business. Any of these circumstances could have a material and adverse impact on our business, financial condition and results of operations. These changes could also require us to incur significant expenses or subject us to liability, and we may not find ourselves able to replace the revenue lost as a consequence of the changes.

      We are a member of the Network Advertising Initiative, including its Email Service Provider Coalition, and the Direct Marketing Association, both industry self-regulatory organizations. We cannot assure you that these organizations or similar organizations will not adopt additional, more burdensome guidelines, compliance with which could materially and adversely affect our business, financial condition and results of operations.

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

      The future success of DoubleClick Data is dependent in large part on the continued demand for our services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to us. Most of our Abacus customers are large consumer merchandise catalog operators in the United States, with a number of operators in the United Kingdom. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalog operators from the Abacus Alliance, would have a material adverse effect on our business, financial condition and results of operations. If email marketing or electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, increases significantly in the future, companies that now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for some DoubleClick Data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

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

Item 4.	Controls and Procedures.

      DoubleClick’s management, with the participation of DoubleClick’s chief executive officer and chief financial officer, evaluated the effectiveness of DoubleClick’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, DoubleClick’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, DoubleClick’s disclosure controls and procedures were (1) designed to ensure that material information relating to DoubleClick, including its consolidated subsidiaries, is made known to DoubleClick’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by DoubleClick in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in DoubleClick’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, DoubleClick’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

      In April 2002, a consolidated amended class action complaint alleging violations of the federal securities laws in connection with our follow-on offerings was filed in the United States District Court for the Southern District of New York naming us, some of our officers and directors and certain underwriters of our follow on offerings as defendants. We and some of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of the alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. This action seeks, among other things, unspecified damages and costs, including attorneys’ fees. In October 2002, the action was dismissed against our officers and directors without prejudice. However, claims against us remain. In July 2002, we and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to us in February 2003.

      In June 2003, our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Our Board agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO litigations. If the settlement is not finalized, we believe that the claims asserted by these lawsuits are without merit, and intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

      We are currently defending an arbitration claim in Sweden brought by a former shareholder of DoubleClick Scandanavia AB. The shareholder claims that we breached our obligation to issue and register shares of our Common Stock, which the shareholder claims caused it to incur damages. The arbitration hearing is currently scheduled for November 2003. If the shareholder is successful, other former shareholders of DoubleClick Scandanavia AB may make similar claims for damages. Due to the inherent uncertainties of litigation, we cannot predict the outcome of this matter. An unfavorable outcome in this arbitration would not have a material adverse effect on our business, but could materially and adversely affect our results of operations and cash flows during the period in which we were required to make any payments.

Item 2.	Changes in Securities and Use of Proceeds

      (c) Recent Sales of Unregistered Securities.

Rule 144A Private Placement

On June 23, 2003, DoubleClick, Inc., completed a private placement of $135,000,000 principal amount of its Zero Coupon Convertible Subordinated Notes due 2023. Pursuant to the offering, DoubleClick issued and sold the Zero Coupon Notes to certain institutional buyers pursuant to Rules 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The Zero Coupon Notes mature on July 15, 2023. The Zero Coupon Notes do not bear interest and have a zero yield to maturity. The Zero Coupon Notes are convertible under specified circumstances into DoubleClick Inc. common stock at a conversion price of approximately $13.12 per share, subject to adjustment. Citigroup Global Markets Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. were initial purchasers in the offering.

DoubleClick also initiated a call for redemption of all of its $154.8 million outstanding aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. The net proceeds received by DoubleClick from the Zero Coupon Note offering, together with existing cash, were used towards this redemption.

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our 2003 Annual Meeting of Stockholders on May 28, 2003. At that meeting, our stockholders (1) approved the election of W. Grant Gregory and Don Peppers as Class III directors whose term expires in 2006 and (2) approved the ratification of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003. In addition to the directors listed above who were elected at our 2003 Annual Meeting of Stockholders, the terms of the following directors continued after our 2003 Annual Meeting: Kevin P. Ryan, Dwight A. Merriman, David N. Strohm, Thomas S. Murphy, Mark E. Nunnelly and Kevin J. O’Connor.

      There were 120,163,649 votes cast for and 2,977,504 votes withheld in connection with the election of W. Grant Gregory as a director. There were 121,788,815 votes cast for and 1,352,338 votes withheld in connection with the election of Don Peppers as a director.

      There were 121,601,385 votes cast for, 1,494,037 votes cast against and 45,731 abstentions in connection with the ratification of PricewaterhouseCoopers LLP as independent auditors.

Item 5.	Other Information

      On May 16, 2003, we entered into the Third Amendment to the lease for our principal office in New York, New York (the “New York Lease”), pursuant to which we agreed to surrender a portion of our leased space and terminate the related lease obligations. In connection with this lease termination, we made a cash payment of $14.4 million during the second quarter of 2003. On July 16, 2003, we entered into the Fourth Amendment to our New York Lease pursuant to which we agreed to surrender all of our remaining space under this lease and terminate the related lease obligations. Total costs in connection with this termination and other exit costs are expected to be approximately $43.6 million, which payments are expected to be made throughout the remainder of 2003. On July 1, 2003, we entered into a lease for our new headquarters in New York, New York. The lease is for approximately 76,000 square feet and expires in June 2018. We expect to move to our new headquarters in December 2003.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Number	Description

4.1	Indenture, dated as of June 23, 2003, between DoubleClick Inc. and The Bank of New York, as Trustee (Incorporated by reference to DoubleClick Inc.’s Current Report on Form 8-K dated June 24, 2003).
4.2	Registration Rights Agreement, dated as of June 23, 2003, between DoubleClick Inc. and Citigroup Global Markets Inc. (Incorporated by reference to DoubleClick Inc.’s Current Report on Form 8-K dated June 24, 2003).
10.1	Amended and Restated 1997 Stock Incentive Plan.
10.2	Amended and Restated 1999 Employee Stock Purchase Plan.
10.3	Third Amendment of Lease and Partial Surrender Agreement, dated as of May 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc.
10.4	Fourth Amendment of Lease and Surrender Agreement, dated as of July 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc.
10.5	Agreement of Lease, dated as of July 1, 2003, between 111 Chelsea LLC and DoubleClick Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

On April 15, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12.

On June 17, 2003, we filed a Current Report on Form 8-K, under Items 5, 7 and 9, attaching (1) a press release announcing that we intended to offer $135 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 pursuant to Rule 144A under the Securities Act of 1933, as amended, and Regulation S thereunder and (2) furnishing a copy of our earnings release for the period ended June 30, 2003 (including financial statements) pursuant to Item 12.

On June 18, 2003, we filed a Current Report on Form 8-K, under Items 5 and 7, attaching a press release announcing the pricing of an aggregate of $135 million of Zero Coupon Convertible Subordinated Notes due 2023, to be sold by DoubleClick pursuant to Rule 144A under the Securities Act of 1933, as amended, and Regulation S thereunder.

On June 24, 2003, we filed a Current Report on Form 8-K, under Items 5 and 7, attaching a press release announcing that we completed the sale of $135 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 in a private offering, and that we had initiated a call for redemption of all of our 4.75% Convertible Subordinated Notes due 2006.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLECLICK INC.

By:	/s/ CORY A. DOUGLAS

Cory A. Douglas
Vice President, Finance and Corporate Controller
(Chief Accounting Officer and
Duly Authorized Officer)

Date: August 11, 2003

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

4.1	Indenture, dated as of June 23, 2003, between DoubleClick Inc. and The Bank of New York, as Trustee (Incorporated by reference to DoubleClick Inc.’s Current Report on Form 8-K dated June 24, 2003).
4.2	Registration Rights Agreement, dated as of June 23, 2003, between DoubleClick Inc. and Citigroup Global Markets Inc. (Incorporated by reference to DoubleClick Inc.’s Current Report on Form 8-K dated June 24, 2003).
10.1	Amended and Restated 1997 Stock Incentive Plan.
10.2	Amended and Restated 1999 Employee Stock Purchase Plan.
10.3	Third Amendment of Lease and Partial Surrender Agreement, dated as of May 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc.
10.4	Fourth Amendment of Lease and Surrender Agreement, dated as of July 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc.
10.5	Agreement of Lease, dated as of July 1, 2003, between 111 Chelsea LLC and DoubleClick Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Statement of Differences

The trademark symbol shall be expressed as	“TM”
The registered trademark symbol shall be expressed as	“r”
The section symbol shall be expressed as	“SS”