Form 10-Q
period 2003-09-30
DOUBLECLICK INC
filed 2003-11-14
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          As of November 13, 2003 there were 137,578,564 outstanding shares of the registrant’s Common Stock.

DOUBLECLICK INC.

PART 1:     FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

DOUBLECLICK INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited, in thousands,
	except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,692	$123,671
Investments in marketable securities	185,741	306,974
Restricted cash	13,750	2,500
Accounts receivable, net of allowances of $8,929 and $13,704, respectively	53,345	48,850
Prepaid expenses and other current assets	22,235	24,324

Total current assets	401,763	506,319
Investments in marketable securities	321,824	294,249
Restricted cash	13,991	22,591
Property and equipment, net	77,939	98,545
Goodwill	19,044	20,572
Intangible assets, net	12,783	13,378
Investment in affiliates	12,822	12,125
Other assets	11,395	9,128

Total assets	$871,561	$976,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,287	$7,218
Accrued expenses and other current liabilities	62,332	117,320
Current portion of capital lease obligations	989	6,163
Deferred revenue	7,874	6,245

Total current liabilities	77,482	136,946
Convertible subordinated notes — Zero Coupon, due 2023	135,000	—
Convertible subordinated notes — 4.75% Coupon, due 2006	—	154,800
Long term portion of capital lease obligations	—	852
Other long term liabilities	26,183	73,747
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 139,226,681 and 137,854,385 shares issued, respectively	139	138
Treasury stock, 1,680,670 shares	(8,949)	(8,949)
Additional paid-in capital	1,286,920	1,281,244
Accumulated deficit	(653,364)	(666,441)
Other accumulated comprehensive income	8,150	4,570

Total stockholders’ equity	632,896	610,562

Total liabilities and stockholders’ equity	$871,561	$976,907

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited, in thousands, except per share amounts)
Revenue	$74,790	$74,625	$198,400	$233,932
Cost of revenue	25,383	26,248	69,778	86,113

Gross profit	49,407	48,377	128,622	147,819
Operating expenses:
Sales and marketing	27,175	23,225	67,683	78,685
General and administrative	8,459	12,228	25,685	36,311
Product development	10,685	9,364	27,258	30,684
Amortization of intangibles	1,561	3,127	4,880	9,281
Goodwill impairment	—	45,185	—	45,185
Impairment of intangible assets	—	975	—	975
Restructuring (credits) charges, net	(2,221)	23,838	(9,092)	32,596

Total operating expenses	45,659	117,942	116,414	233,717
Income (loss) from operations	3,748	(69,565)	12,208	(85,898)
Other income (expense)
Equity in (losses) income of affiliates	(126)	—	(2,439)	219
Impairment of investment in affiliates	—	(14,147)	—	(14,147)
Gain (loss) from early extinguishment of debt	—	11,855	(4,406)	11,855
Gain on sale of businesses, net	—	7,437	—	17,946
Interest and other, net	3,491	4,574	9,123	10,772

Total other income (expense)	3,365	9,719	2,278	26,645
Income (loss) before income taxes	7,113	(59,846)	14,486	(59,253)
Provision for income taxes	(773)	(2,620)	(1,409)	(6,020)

Income (loss) before minority interest	6,340	(62,466)	13,077	(65,273)
Minority interest in results of consolidated subsidiaries	—	515	—	1,352

Net income (loss)	$6,340	$(61,951)	$13,077	$(63,921)

Basic net income (loss) per share	$0.05	$(0.46)	$0.10	$(0.47)

Weighted average shares used in basic net income (loss) per share	137,366	135,945	136,908	135,702

Diluted net income (loss) per share	$0.04	$(0.46)	$0.09	$(0.47)

Weighted average shares used in diluted net income (loss) per share	142,351	135,945	140,515	135,702

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited, in thousands)
OPERATING ACTIVITIES
Net income (loss)	$13,077	$(63,921)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and leasehold amortization	37,465	31,473
Amortization of intangible assets	7,483	10,793
Equity in losses (income) of affiliates	2,439	(219)
Gain on sale of businesses, net	—	(19,318)
Impairment of investment in affiliates	—	14,147
Goodwill impairment	—	45,185
Loss (gain) on early extinguishment of debt	4,406	(11,855)
Other non-cash items	1,307	5,511
Provisions for bad debts and advertiser discounts	6,367	14,924
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(9,022)	3,468
Prepaid expenses and other assets	2,714	3,770
Accounts payable	(2,096)	(13,275)
Lease termination and related payments	(70,874)	—
Accrued expenses and other liabilities	(33,748)	8,834
Deferred revenue	1,449	381

Net cash (used in) provided by operating activities	(39,033)	29,898
INVESTING ACTIVITIES
Purchases of investments in marketable securities	(334,195)	(283,005)
Maturities of investments in marketable securities	424,486	336,846
Restricted cash	(2,650)	(6,000)
Proceeds placed in escrow for acquisition of Protagona	—	(12,900)
Purchases of property and equipment	(17,234)	(10,021)
Acquisition of businesses and intangible assets, net of cash acquired	(2,757)	(6,280)
Proceeds from sale of businesses	—	16,927
Proceeds from sale of investment in affiliates	656	—
Proceeds from sale of intangible asset, net	900	—

Net cash provided by investing activities	69,206	35,567
FINANCING ACTIVITIES
Proceeds from the issuance of common stock	666	1,144
Proceeds from the exercise of stock option	3,784	3,721
Proceeds from issuance of convertible subordinated notes, net	131,963	—
Repurchase of convertible subordinated notes	(157,952)	(53,578)
Purchases of treasury stock	—	(4,483)
Payments under capital lease obligations and notes payable	(8,308)	(14,381)
Other	—	(1,000)

Net cash used in financing activities	(29,847)	(68,577)
Effect of exchange rate changes on cash	2,695	4,234

Net increase in cash and cash equivalents	3,021	1,122

Cash and cash equivalents at beginning of period	$123,671	$99,511

Cash and cash equivalents at end of period	$126,692	$100,633

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

      DoubleClick derives its revenues from two business segments: Technology (or “TechSolutions”) and Data. DoubleClick TechSolutions includes its ad management products, consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service, a suite of email products based on DoubleClick’s DARTmail Service and campaign management and analytics products and services. DoubleClick Data includes its Abacus and Data Management divisions. Abacus utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients. Data Management was formed as a result of DoubleClick’s acquisition of Computer Strategy Coordinators, Inc. which was completed on June 30, 2003. Data Management offers direct marketers solutions for building and managing customer marketing databases, tools to plan, execute and measure multi-channel marketing campaigns, as well as list processing and data hygiene products and services.

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

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Marketable securities consist of government and corporate debt securities and are classified as current or non-current assets depending on their dates of maturity. As of September 30, 2003, all marketable securities included in non-current assets have maturities greater than one year.

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

      Restricted cash primarily represents amounts placed in escrow relating funds to cover office lease security deposits and our automated clearinghouse payment function.

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

Goodwill and Intangible Assets

      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the first, second and third quarters of 2003.

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

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      Data. Abacus provides services to its clients that result in a deliverable product in the form of consumer and business prospect lists. Revenues are recognized when the product is shipped to the client, provided collection of the resulting receivable is reasonably assured. Data Management provides list processing, database development and management services. List processing and database development revenues are recognized in the period that the product is completed and delivered, provided that collection is reasonably assured. Database Management revenues are recognized over the period covered by the services agreement.

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

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Equity-Based Compensation

      DoubleClick accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. DoubleClick has adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

      In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” See “New accounting pronouncements.”

      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS No. 123, DoubleClick’s net income would have decreased and net loss would have increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss)
As reported	$6,340	$(61,951)	$13,077	$(63,921)
Pro forma per FAS 123	(22,527)	(92,824)	(73,962)	(152,693)
Basic net income (loss) per share
As reported	0.05	(0.46)	0.10	(0.47)
Pro forma per FAS 123	(0.16)	(0.68)	(0.54)	(1.13)
Diluted net income (loss) per share
As reported	0.04	(0.46)	0.09	(0.47)
Pro forma per FAS 123	(0.16)	(0.68)	(0.53)	(1.13)

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The per share weighted average fair value of options granted for the three and nine months ended September 30, 2003 was $5.08 and $4.06, respectively and the per share weighted average fair value of options granted for the three and nine months ended September 30, 2002 was $3.04 and $4.04, respectively, on the grant date with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.14%	3.35%	2.87%	4.08%
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	60%	70%	60%	70%

      The pro forma impact of options on the net income (loss) for the three and nine months ended September 30, 2003 and 2002, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years stock option grants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss)	$6,340	$(61,951)	$13,077	$(63,921)

Weighted average basic common shares outstanding	137,366	135,945	136,908	135,702
Effect of dilutive securities: stock options	4,985	—	3,607	—

Weighted average diluted common shares outstanding	142,351	135,945	140,515	135,702

Net income (loss) per common share — basic	$0.05	$(0.46)	$0.10	$(0.47)

Net income (loss) per common share — diluted	$0.04	$(0.46)	$0.09	$(0.47)

      At September 30, 2003 and 2002, outstanding options of approximately 13.2 million and 17.9 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net income (loss) per share at September 30, 2003 and 2002 excludes the effect of 10.3 million shares and 3.8 million shares, respectively, issuable upon conversion of the Zero Coupon Convertible Subordinated Notes due 2023 and the 4.75% Convertible Subordinated Notes due 2006, respectively, since their inclusion would also have had an antidilutive effect.

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on the scope of the provisions of Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The application of EITF 00-21 did not have a material effect on DoubleClick’s financial condition or operating results.

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

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Change in Accounting Estimate

      Effective June 15, 2003, DoubleClick changed its estimate of the useful lives of its furniture and fixtures and leasehold improvements located at its New York headquarters. The average remaining useful life for these assets was reduced from approximately two and twelve years for furniture and fixtures and leasehold improvements, respectively, to six and one half months for both asset types in order to recognize depreciation expense over the remaining time that the assets are expected to remain in service. The change was due to the planned relocation of DoubleClick’s New York headquarters in the fourth quarter of 2003. On August 19, 2003, DoubleClick entered into a Lease Termination Agreement to terminate the lease for its facility located in San Francisco. As a result of this lease termination, DoubleClick accelerated the amortization of its leasehold improvements at this facility due to the change in useful life of these assets. The average remaining useful life of these assets was reduced from approximately nine years to one month as DoubleClick vacated this facility on September 19, 2003. As a result of these changes for the New York and San Francisco facilities, net income was reduced by approximately $8.3 million, or $0.06 per basic and diluted share and $9.2 million, or $0.07 per basic and diluted share, for the three and nine months ended September 30, 2003, respectively. The amortization of these assets is allocated over headcount and therefore impacts cost of revenue, sales and marketing, general and administrative and product development expenses.

Note 2 — Business Transactions

Acquisitions

2003

Computer Strategy Coordinators, Inc.

      On June 30, 2003, DoubleClick completed its acquisition of Computer Strategy Coordinators, Inc. (“CSC”), a data management company based in Schaumburg, Illinois. In the transaction, DoubleClick acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash, inclusive of $0.4 million of direct acquisition costs, and the assumption of certain indebtedness.

      The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$2.2
Property and equipment	0.5
Other intangible assets	6.8

Total assets acquired	$9.5
Total liabilities assumed	$(6.7)

Net assets acquired	$2.8

      On the basis of estimated fair values, approximately $5.6 million of the purchase price has been allocated to customer lists and $1.2 million to purchased technology. These intangibles are being amortized on a straight-line basis over three years based on each intangible’s estimated useful life.

      The results of operations of CSC were included in DoubleClick’s Consolidated Statement of Operations beginning in the third quarter of 2003.

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2002

MessageMedia

      On January 18, 2002 DoubleClick completed its acquisition of MessageMedia, Inc. (“MessageMedia”), a provider of permission-based email marketing and messaging solutions. The acquisition of MessageMedia allowed DoubleClick to expand its suite of email product and service offerings as well as broaden its client base.

      DoubleClick acquired all the outstanding shares, options, and warrants of MessageMedia in exchange for approximately one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick lent $2.0 million to MessageMedia to satisfy MessageMedia’s operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, inclusive of approximately $1.6 million of direct acquisitions costs, was approximately $11.3 million.

Abacus Direct Europe

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. (“Abacus Direct Europe”) joint venture that it did not previously own from VNU Marketing Information Europe and Asia B.V. (“VNU”), an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing industry, primarily in the United Kingdom. DoubleClick’s investment in the joint venture was previously accounted for under the equity method of accounting. DoubleClick acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs.

Protagona

      On November 4, 2002, DoubleClick completed its acquisition of Protagona plc (“Protagona”), a campaign management software company based in the United Kingdom. In the transaction, DoubleClick acquired all the outstanding shares of Protagona in exchange for approximately $13.6 million in cash and approximately $0.2 million in direct acquisition costs.

Divestitures

          European Media Business

      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG (“AdLINK”), a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG (“United Internet”), AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares for United Internet to vest. This option is only exercisable if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. However, if AdLINK should achieve EBITDA-positive results in the third or fourth quarters of 2003 then the option extends to the first quarter of 2004. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges, such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexercisable in December 2003 or March 2004, as applicable. AdLINK achieved EBITDA-positive results in the fourth quarter of 2002 but failed to achieve EBITDA-positive results for the three months ended March 31, 2003 and June 30, 2003. AdLINK’s results for three months ended September 30, 2003, were not publicly available as of the date of this filing.

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

      Revenue recognized from sales to AdLINK was approximately $0.7 million and $2.0 million during the three and nine months ended September 30, 2003, respectively, and approximately $0.5 million and $1.4 million during the three and nine months ended September 30, 2002, respectively.

          North America Media Business

      On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction L90, Inc. was renamed MaxWorldwide, Inc. (“MaxWorldwide”). In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5.0 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results, for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. During the three months ended September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003, MaxWorldwide did not achieve EBITDA-positive results. MaxWorldwide’s results for the three months ended September 30, 2003 were not publicly available as of the date of this filing.

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

      On July 31, 2003, MaxWorldwide completed the sale of its MaxOnline division to Focus Interactive, Inc. for approximately $3.0 million in cash paid at closing, $2.0 million in cash to be paid upon the first anniversary of the closing, or nine months thereafter plus additional amounts contingent upon the satisfaction of specified conditions. DoubleClick is evaluating the effect of this transaction on its right to receive the $6.0 million in contingent cash consideration from the sale of DoubleClick’s North American Media business to MaxWorldwide in July 2002 discussed above. On July 22, 2003, MaxWorldwide stockholders approved a proposal to adopt a plan of liquidation and dissolution, pursuant to which it would dissolve and liquidate MaxWorldwide and its subsidiaries upon consummation of the sale of its MaxOnline division. In its quarterly report on Form 10-Q for the quarter ended June 30, 2003, MaxWorldwide stated that it intended to significantly curtail administrative expenses, discharge its outstanding liabilities and initiate an orderly distribution of its remaining assets to its stockholders. Based on MaxWorldwide’s pro forma balance sheet

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

disclosed in this quarterly report, DoubleClick currently estimates that it may receive liquidation proceeds of up to approximately $5.0 million.

      DoubleClick recognized revenue of approximately $0.3 million and $1.7 million during the three and nine months ended September 30, 2003, respectively, and $1.2 million for the three months and nine months ended September 30, 2002, relating to services provided to MaxWorldwide.

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

      Revenue recognized through services provided to DoubleClick Japan was approximately $0.8 million and $2.4 million during the three and nine months ended September 30, 2003, respectively.

      The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of CSC, Protagona, Abacus Direct Europe and MessageMedia, consummated during 2003 and 2002, and the dispositions of the European and North American Media businesses, the @plan research product line and a portion of its interest in DoubleClick Japan completed during 2002, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions and dispositions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands, except
	per share data)
Revenues	$203,650	$200,670
Net income (loss)	$12,713	$(73,887)
Net income (loss) per basic and diluted share	$0.09	$(0.54)

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 — Investment in Affiliates

      DoubleClick’s investments in affiliates at September 30, 2003 and December 31, 2002 consist of the following:

	September 30,	December 31,
	2003	2002

	(In thousands)
AdLINK Internet Media AG	$6,700	$2,818
NetRatings, Inc.	—	746
MaxWorldwide, Inc.	—	1,994
DoubleClick Japan	5,956	6,401
Other	166	166

	$12,822	$12,125

      During the first quarter of 2003, DoubleClick sold its remaining investment in NetRatings and received proceeds of approximately $0.6 million. The gain recognized on the sale of this investment was not material.

      DoubleClick’s investment in AdLINK represents an investment in a publicly traded company, which is accounted for as available-for-sale marketable securities. Accordingly this investment is carried at fair value with changes in fair value being reported as a component of other comprehensive income. At September 30, 2003 and December 31, 2002, DoubleClick’s cost basis in this investment was approximately $1.9 million.

      As of September 30, 2003, DoubleClick’s investment in MaxWorldwide and DoubleClick Japan represent investments in publicly traded companies, which are accounted under the equity method of accounting. At September 30, 2003 and December 31, 2002 the fair value of these investments were as follows:

	September 30,	December 31,
	2003	2002

	(In thousands)
MaxWorldwide, Inc.	$3,504	$2,880
DoubleClick Japan	$12,179	$6,332

      In 2002, as a result of the significant decline in the market value of Internet-based companies and the declining access of these companies to public and private financing, management performed an assessment of the carrying values of its investments in affiliates. In the third quarter of 2002, DoubleClick determined that the carrying value of certain of its investments, principally its cost-method investments in AdLINK and NetRatings and its equity-method investment in MaxWorldwide were impaired based on the continued decline in the fair market value of these investments. As a result, DoubleClick recorded an impairment charge of $11.7 million, which represented the difference between DoubleClick’s carrying value and the estimated fair value of these investments. The estimated fair values of DoubleClick’s investments in AdLINK, NetRatings and MaxWorldwide were based on the closing market price of their stock on September 30, 2002. Additionally, DoubleClick’s cost method investment in the joint venture, DoubleClick Asia, will be liquidated and has no continuing value. As a consequence, DoubleClick wrote-off its entire investment in DoubleClick Asia and recognized an impairment of $2.4 million.

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 4 — Goodwill

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

Balance at December 31, 2002	$20,572
Tax adjustment relating to the acquisition of FloNetwork	(628)
Other	(900)

Balance at September 30, 2003	$19,044

      Goodwill at September 30, 2003 and December 31, 2002 relates wholly to DoubleClick’s TechSolutions division.

Note 5 — Intangible Assets

      Intangible assets consist of the following:

		September 30, 2003
	Weighted				December 31,
	Average	Gross			2002
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net	Net

	(In thousands)
Intangible assets:
Patents and trademarks	33 months	$2,084	$(2,084)	$—	$322
Customer lists	21 months	27,345	(20,188)	7,157	5,983
Purchased technology and other	31 months	11,870	(6,244)	5,626	7,073

	25 months	$41,299	$(28,516)	$12,783	$13,378

      Amortization expense was $2.5 million and $7.5 million for the three and nine months ended September 30, 2003, respectively, and $3.8 million and $10.8 million for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2003, $0.9 million and $2.6 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2002, $0.6 million and $1.5 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.

      Based on the balance of intangible assets at September 30, 2003, the annual amortization expense for each of the succeeding four fiscal years is estimated to be $4.7 million, $3.8 million, $2.0 million and $0.4 million in 2004, 2005, 2006 and 2007, respectively. Amortization expense for the remaining balance of fiscal 2003 is estimated to be $1.9 million.

Note 6 —	Impairment of Goodwill and Other Intangible Assets

      In the third quarter of 2002, based on the prolonged softness in the economy and the then current and projected operational performance of DoubleClick’s email reporting unit, DoubleClick initiated a third-party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $45.2 million being recorded during the quarter. The fair market value of the email reporting unit was determined based on revenue projections, then recent transactions involving similar businesses and

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the price/ revenue multiples at which they were bought and sold and the price/ revenue multiples of our competitors in the email marketplace. As a result of the third party valuation of its email reporting unit, it was also determined that the fair value of certain intangible assets were considered impaired. DoubleClick recorded an impairment charge of $1.0 million in the third quarter of 2002 based on the difference between the carrying value and estimated fair value of the intangible assets.

Note 7 —	Restructuring

      Throughout 2002, management took additional steps to realign its sales, development and administrative organization and reduce corporate overhead to position DoubleClick for profitable growth in the future consistent with management’s long-term objectives. This involved the involuntary termination of approximately 250 employees, primarily from DoubleClick’s TechSolutions division, as well as charges for excess real estate space and closure of several offices. During fiscal 2002, DoubleClick recorded restructuring charges of approximately $98.4 million of which $1.4 million, $7.3 million and $23.8 million were recorded during the first, second and third quarters, respectively.

      DoubleClick did not record any restructuring charges during the first quarter of 2003.

      In the second quarter of 2003, DoubleClick recorded a net restructuring credit of $6.9 million, which related to real estate items. This credit resulted from a $14.3 million reversal of a portion of the reserve relating to its New York headquarters, partially offset by $7.4 million in additional charges primarily relating to DoubleClick’s facilities in San Francisco and London. The reversal of the reserve was the result of final lease terminations with respect to DoubleClick’s New York headquarters for which the reserve was in excess of our expected payments.

      During the third quarter of 2003, DoubleClick recorded a net restructuring credit of $2.2 million. This resulted from a net credit from our New York headquarters of approximately $1.5 million and the termination of the remainder of our lease in San Francisco, which resulted in a credit of approximately $0.7 million. The net credit associated with our New York headquarters consisted of certain exit costs of $2.5 million offset by the reversal of a deferred rent liability of approximately $1.5 million, all of which were required to be recorded during in the third quarter in accordance with SFAS No. 146. In addition, approximately $2.5 million of reserves were reversed as the result of favorable settlements of other real estate related items relating to our New York headquarters which occurred during the current quarter. The net credit associated with DoubleClick’s San Francisco facility resulted from the estimated restructuring reserve for this facility being in excess of the actual payments made in connection with the lease termination.

      Total costs to terminate the lease associated with our New York headquarters and San Francisco facility were approximately $44.5 million and $26.4 million, respectively, inclusive of broker commissions and related costs. The remaining restructuring accrual consists of approximately $9.0 million of payments to be made pursuant to the termination agreement in connection with our New York headquarters and $24.7 million relating to other facilities. The accrual associated with these other facilities represents the excess of future lease commitments over estimated sublease income, if any. These accruals were based on an analysis performed with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. Should market conditions or other circumstances change, this information may be updated and additional charges or credits may be required.

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established (in thousands):

		Future Lease
	Severance	Costs	Total

Balance at December 31, 2002	$356	$106,758	$107,114
Cash expenditures	(356)	(77,600)	(77,956)
Reclass of other real estate reserves	—	13,586	13,586
Restructuring charges	—	7,444	7,444
Restructuring credits	—	(16,536)	(16,536)

Balance at September 30, 2003.	$—	$33,652	$33,652

      As of September 30, 2003, approximately $12.2 million and $21.5 million remains accrued in “Accrued expenses and other current liabilities” and “Other long-term liabilities”, respectively. These amounts are inclusive of $13.6 million of other real estate reserves, which were reclassed into this accrual during the third quarter of 2003. These reserves were primarily recorded in connection with certain business combinations that were consummated in prior periods.

Note 8 —	Convertible Subordinated Debt

Convertible Subordinated Debt — Zero Coupon

      On June 23, 2003 DoubleClick issued $135.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 (the “Zero Coupon Notes”) in a private offering. The Zero Coupon Notes do not bear interest and have a zero yield to maturity. The Zero Coupon Notes are convertible under certain circumstances into DoubleClick common stock at a conversion price of approximately $13.12 per share, which would result in an aggregate of approximately 10.3 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Zero Coupon Notes will initially be convertible into 76.2311 shares of DoubleClick common stock prior to July 15, 2023 if the sale price of our common stock issuable upon conversion of the Zero Coupon Notes reaches a specified threshold for a defined period of time, if specified corporate transactions have occurred or if DoubleClick calls the Zero Coupon Notes for redemption. The specified thresholds for conversion prior to the maturity date are (a) during any calendar quarter after the quarter ending June 30, 2003, the last reported sale price of DoubleClick’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on that 30th trading day and (b) subject to certain exceptions, during the five business day period following any five consecutive trading day period, the trading price per $1,000 principal amount of Zero Coupon Notes for each of the five consecutive trading days is less than 98% of the product of the last reported sale price of DoubleClick’s common stock and the conversion rate (initially 76.2311) on each such day.

      The Zero Coupon Notes are DoubleClick’s general unsecured obligations and are subordinated in right of payment to all of its existing and future senior debt. DoubleClick may not redeem the Zero Coupon Notes prior to July 15, 2008. DoubleClick may be required to repurchase any or all of the Zero Coupon Notes upon a change of control or a termination of trading. DoubleClick may redeem for cash some or all of the Zero Coupon Notes at any time on or after July 15, 2008. Holders of the Zero Coupon Notes also have the right to require DoubleClick to purchase some or all of their notes for cash on July 15, 2008, July 15, 2013 and July 15, 2018, at a price equal to 100% of the principal amount of the Zero Coupon Notes being redeemed plus accrued and unpaid liquidated damages, if any.

      DoubleClick received net proceeds of approximately $131.5 million and incurred issuance costs of approximately $3.5 million. The issuance costs will be amortized from the date of issuance through July 15, 2008 and are included as a component of “Other assets” on the Consolidated Balance Sheet.

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Zero Coupon Notes contain an embedded derivative, the value of which as of September 30, 2003 has been determined by a third party valuation to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Convertible Subordinated Debt — 4.75% Coupon

      On March 17, 1999, DoubleClick issued 4.75% Convertible Subordinated Notes due 2006 with a principal amount of $250 million. The 4.75% Convertible Notes were convertible into DoubleClick common stock at a conversion price of $41.25 per share, subject to adjustment at the occurrence of certain events and at the holder’s option. Interest on the Convertible Notes is payable semiannually on March 15 and September 15 of each year.

      In 2001, DoubleClick repurchased approximately $30.3 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $21.9 million in cash. DoubleClick wrote off approximately $0.2 million in deferred issuance costs and recognized a gain of approximately $8.2 million.

      In the third quarter of 2002, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $53.6 million in cash, inclusive of $1.2 million of accrued interest. DoubleClick wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million.

      On June 24, 2003, DoubleClick called for redemption of its remaining $154.8 million outstanding aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. On July 24, 2003, DoubleClick redeemed these notes at a redemption price equal to 102.036% of the aggregate principal (approximately $158.0 million) plus accrued and unpaid interest. The proceeds from the sale of the Zero Coupon Convertible Subordinated Notes due 2023, together with existing cash, were used towards this redemption. As a result of the redemption, DoubleClick recorded a loss of approximately $4.4 million associated with the redemption premium and write-off of deferred issuance costs during the second quarter of 2003.

Note 9 — Contingencies

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

DOUBLECLICK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      DoubleClick is currently defending an arbitration claim in Sweden brought by a former shareholder of DoubleClick Scandinavia AB. The shareholder claims that DoubleClick breached its obligation to issue and register shares of DoubleClick’s common stock, which the shareholder claims caused it to incur damages. The arbitration hearing is currently scheduled for the end of November 2003. If the shareholder is successful, other former shareholders of DoubleClick Scandinavia AB may make similar claims for damages. DoubleClick disputes these allegations and intends to defend this arbitration vigorously.

      In October 2003, DoubleClick received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York (“U.S. Attorney’s Office”) seeking documents regarding certain vendors that provided services to DoubleClick during the period from 1999 through 2001. The services provided by these vendors are unrelated to the products and services provided by DoubleClick to its customers. DoubleClick is fully cooperating with the U.S. Attorney’s Office. In addition, DoubleClick is conducting an internal investigation and implementing remedial measures to improve its selection, use and oversight of its vendors. Based on the internal investigation completed to date, DoubleClick does not believe that any overpayments made by it or other inappropriate payments, if any, relating to these vendors are material with respect to its financial statements for the periods in question or its current financial condition.

Note 10 — Segment Reporting

      DoubleClick is organized into two segments: Technology (or “TechSolutions”) and Data. During 2002, through a series of transactions, DoubleClick divested of its media businesses and no longer reports a DoubleClick Media segment. Revenues and gross profit by segment are as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$43,514	$31,276	$74,790	$45,098	$26,811	$3,130	$75,039
Intersegment elimination	—	—	—	(277)	(137)	—	(414)

Revenue from external customers	$43,514	$31,276	$74,790	$44,821	$26,674	$3,130	$74,625

Segment gross profit	$26,980	$22,427	$49,407	$28,102	$19,644	$768	$48,514

Data commission fee			—				(137)

Consolidated gross profit			$49,407				$48,377

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$128,511	$69,889	$198,400	$143,534	$62,921	$30,250	$236,705
Intersegment elimination	—	—	—	(2,472)	(301)	—	(2,773)

Revenue from external customers	$128,511	$69,889	$198,400	$141,062	$62,620	$30,250	$233,932

Segment gross profit	$79,329	$49,293	$128,622	$93,717	$45,057	$9,338	$148,112

Data commission fee			—				(293)

Consolidated gross profit			$128,622				$147,819

Note 11 —	Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income was $7.5 million and $16.7 million for the three and nine months ended September 30, 2003, respectively. Comprehensive loss was $62.8 million and $54.4 million for the three and nine months ended September 30, 2002, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DOUBLECLICK INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward Looking Statements

      THIS QUARTERLY REPORT ON FORM 10-Q AND, IN PARTICULAR, THIS MANAGEMENT DISCUSSION AND ANALYSIS CONTAIN OR INCORPORATE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, FORECASTS AND PROJECTIONS ABOUT THE INDUSTRY AND MARKETS IN WHICH WE OPERATE AND MANAGEMENT’S BELIEFS AND ASSUMPTIONS. ANY STATEMENTS CONTAINED HEREIN, INCLUDING WITHOUT LIMITATION STATEMENTS TO THE EFFECT THAT DOUBLECLICK OR ITS MANAGEMENT “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “PLANS” AND SIMILAR EXPRESSIONS, THAT ARE NOT STATEMENTS OF HISTORICAL FACT SHOULD BE CONSIDERED FORWARD-LOOKING STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW UNDER THE HEADINGS “RISK FACTORS” AND “OTHER INFORMATION.” WE MAY NOT UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

      DoubleClick Data. DoubleClick Data consists of our Abacus and Data Management divisions, which provides products and services to direct marketers. Abacus maintains the Abacus Alliance database, which is the largest proprietary database of consumer transactions used for target marketing purposes. Abacus combines the power of this shared data with advanced statistical modeling to Alliance participants to help improve profitability and increase market share. Abacus’ key products and services include prospecting, housefile modeling and direct third party list optimization. DoubleClick also maintains an Alliance database in the United Kingdom. In the United States, Abacus also offers a Business-to-Business Alliance and ChannelView, an analytics tool that tracks multi-channel sales so marketers can effectively measure their promotion and campaign results. In addition, as a result of DoubleClick’s acquisition of Computer Strategy Coordinators, Inc., a data management company, in June 2003 we began to offer a direct marketers solutions for building and managing customer marketing databases and other related products and services as part of the new Data Management division.

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

Restructuring Estimates

      DoubleClick’s restructuring reserves are primarily related to our facilities in New York, Louisville, Colorado and London. In determining the restructuring accrual associated with our future lease commitments, DoubleClick engaged a third party real estate firm to provide it with estimates of the future sublease income, if any, for its excess and idle space, which also includes an estimate of the time period required to identify sublessees. This analysis was performed based on the current real estate market conditions in the local markets where DoubleClick’s facilities are located. This real estate firm also provided estimates of lease termination and buyout fees landlords may charge to terminate existing leases rather than subleasing idle and excess space. DoubleClick’s restructuring accrual relating to future lease commitments is based on its review of this information. Should market conditions change, this information may be updated and additional charges or credits may be required.

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

Valuation of Investments in Affiliates

      DoubleClick invests in other companies that are within its strategic focus, some of which have highly volatile fair values and uncertain profit potentials. DoubleClick evaluates its investments for impairment on a periodic basis and reduces the carrying values of such assets to their estimated fair value when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of strategic investments could indicate an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

      When it is determined that the carrying value of investments may not be recoverable, management measures impairment based on projected discounted cash flows, revenue projections, recent transactions involving similar businesses and the price/revenue multiples at which they were bought and sold, the price/revenue multiples of competitors and the closing market price for investments that are publicly traded.

Valuation of Goodwill and Long-lived Assets Including Intangible Assets

      DoubleClick evaluates its goodwill for impairment annually, as well as when an event triggering impairment may have occurred. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. In accordance with Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, DoubleClick utilizes a two-step process for impairment. Management tests for impairment based on projected discounted cash flows, revenue projections, recent transactions involving similar businesses and the price/revenue multiples at which they were bought and sold and the price/revenue multiples of competitors.

      DoubleClick assesses the recoverability of long-lived assets, including intangible assets held and used, whenever events or changes in circumstances indicate that future cash flows, undiscounted and without interest charges, expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying value. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Deferred Tax Assets

      Pursuant to SFAS 109, DoubleClick records a valuation allowance to the extent its deferred tax assets are not more likely than not expected to be realized. As of September 30, 2003 and December 31, 2002, DoubleClick has recorded a full valuation allowance against its net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized. In the event that DoubleClick were to determine that it would be able to realize some or all of its deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital and/or adjust goodwill or other intangible assets, in the period such determination was made.

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

Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring”. The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has no effect on exit or disposal activities begun prior to this date.

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on the scope of the provisions of Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The application of EITF 00-21 did not have a material effect on the DoubleClick’s financial condition or operating results.

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

Business Transactions

Acquisitions

2003

CSC

      On June 30, 2003, DoubleClick completed its acquisition of Computer Strategy Coordinators, Inc. a data management company known as CSC and based in Schaumburg, Illinois. In the transaction, DoubleClick acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash, inclusive of $0.4 million of direct acquisition costs, and the assumption of certain indebtedness.

2002

MessageMedia

      On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc., a provider of permission-based, email marketing and messaging solutions. DoubleClick acquired all the outstanding shares, options and warrants of MessageMedia in exchange for approximately one million shares of DoubleClick common stock valued at approximately $7.5 million, and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick lent $2.0 million to MessageMedia to satisfy MessageMedia’s operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, inclusive of approximately $1.6 million of direct acquisition costs, was approximately $11.3 million.

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

Divestitures

European Media Business

      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable if AdLINK has achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 2003. However, if AdLINK should achieve EBITDA-positive results in the third or fourth quarters of 2003 then the option extends to the first quarter of 2004. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexercisable in December 2003 or March 2004, as applicable. AdLINK achieved EBITDA-positive results in the fourth quarter of 2002 but failed to achieve EBITDA-positive results for the three months ended March 31, 2003 and June 30, 2003. AdLINK’s results for three months ended September 30, 2003 were not publicly available as of the date of this filing.

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

North America Media Business

      On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc. Upon completion of the transaction, L90, Inc. was renamed MaxWorldwide, Inc. In exchange for the North American Media business, DoubleClick received 4.8 million shares in MaxWorldwide and $5.0 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide has achieved EBITDA-positive results, for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. During the three months ended September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, MaxWorldwide did not achieve EBITDA-positive results. MaxWorldwide’s results for the three months ended September 30, 2003 were not publicly available as of the date of this filing.

      On July 31, 2003, MaxWorldwide completed the sale of its MaxOnline division to Focus Interactive, Inc. for approximately $3.0 million in cash paid at closing, $2.0 million in cash to be paid upon the first anniversary of the closing, or nine months thereafter plus additional amounts contingent upon the satisfaction of specified conditions. DoubleClick is evaluating the effect of this transaction on its right to receive the $6.0 million in contingent cash consideration from the sale of DoubleClick’s North American Media business to MaxWorldwide in July 2002 discussed above. On July 22, 2003, MaxWorldwide stockholders approved a proposal to adopt a plan of liquidation and dissolution, pursuant to which it would dissolve and liquidate MaxWorldwide and its subsidiaries upon consummation of the sale of its MaxOnline division. In its quarterly report on Form 10-Q for the quarter ended June 30, 2003, MaxWorldwide stated that it intended to significantly curtail administrative expenses, discharge its outstanding liabilities and initiate an orderly distribution of its remaining assets to its stockholders. Based on MaxWorldwide’s pro forma balance sheet disclosed in this quarterly report, DoubleClick currently estimates that it may receive liquidation proceeds of up to approximately $5.0 million.

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

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Results of Operations

      Revenues and gross profit by segment are as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$43,514	$31,276	$74,790	$45,098	$26,811	$3,130	$75,039
Intersegment elimination	—	—	—	(277)	(137)	—	(414)

Revenue from external customers	$43,514	$31,276	$74,790	$44,821	$26,674	$3,130	$74,625

Segment gross profit	$26,980	$22,427	$49,407	$28,102	$19,644	$768	$48,514

Data commission fee			—				(137)

Consolidated gross profit			$49,407				$48,377

DoubleClick TechSolutions

      DoubleClick TechSolutions revenue is derived primarily from the sales of our ad management products, which consist of our DART for Publishers and DART for Advertisers services as well as the DART Enterprise ad serving software product. TechSolutions revenue is also generated through sales of our suite of email products, based on DoubleClick’s DARTmail service, DoubleClick Ensemble, our campaign management software product and our analytics products and services. TechSolutions cost of revenue consists of expenses associated with the delivery of advertisements and emails, including Internet access costs, depreciation of our ad and email delivery systems, the amortization of purchased technology, and facility- and personnel-related costs incurred to operate and support our ad management, email and campaign management products.

      TechSolutions revenue decreased 3.5% to $43.5 million for the three months ended September 30, 2003 from $45.1 million for the three months ended September 30, 2002. The decrease in TechSolutions revenue was primarily attributable to our ad management product offerings, which experienced a continuing shift in our customer mix towards larger, lower-priced customers and increased levels of price competition. These pricing-related declines were partially offset by ad management volume increases and acquisition-related revenue growth from our Ensemble campaign management product. Ad management revenue decreased 12.4% to $31.0 million for the three months ended September 30, 2003 from $35.4 million for the three months ended September 30, 2002. Effective pricing for our ad management products decreased approximately 26.1% and was offset by an increase in volume of approximately 18.3%. DARTmail revenues decreased slightly to $9.6 million for the three months ended September 30, 2003 from $9.7 million for the three months ended September 30, 2002. DARTmail volumes decreased approximately 23.1% while effective pricing increased approximately 26.6% from the three months ended September 30, 2002.

      DoubleClick TechSolutions gross margin was 62.0% for the three months ended September 30, 2003, compared to 62.3% for the three months ended September 30, 2002. The decrease in gross margin was primarily attributable to the decline in revenues. In addition, it was affected by an increase in depreciation expense of approximately $1.3 million due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters and the termination of our lease for our facility in San Francisco. These amounts were partially offset by productivity gains in our ad management and email products and reductions in Internet access costs. The decline in Internet access costs was due to the favorable renegotiation of many of our contracts with Internet service providers.

      We anticipate slight increases in the absolute dollar amount of TechSolutions quarterly revenues in the last quarter of the year as compared to the third quarter of 2003, resulting primarily from seasonal volume growth and our product integration initiatives. We expect a slight increase in gross margin in the last quarter of 2003 due to the anticipated decrease in depreciation expense associated with the termination of our lease of our facility in San Francisco. The expected slight increase in gross margin is inclusive of the accelerated amortization of our New York leasehold improvements and furniture and fixtures that will continue to impact margins until the relocation of our New York headquarters in the fourth quarter of 2003. We believe that our TechSolutions business is tied to the relative health of the economy. Significant changes within the economy may materially impact these results.

DoubleClick Data

      DoubleClick Data revenue historically has been derived primarily from its Abacus division, which provides products and services such as prospecting, house-file modeling and list optimization to direct marketers and merchants in the Abacus member alliances. As a result of DoubleClick’s acquisition of CSC in June 2003, we began to offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of the new Data Management division. DoubleClick Data’s cost of revenue includes expenses associated with maintaining and updating the Abacus database, the technical infrastructure to produce our products and services, facility and personnel-related expenses to operate and support our production equipment, the amortization of purchased intangible assets, and subscriptions to third party providers of lifestyle and demographic data that is used to supplement our transactions based database.

      DoubleClick Data revenue increased 16.7% to $31.3 million for the three months ended September 30, 2003 from $26.8 million for the three months ended September 30, 2002. The increase in Data revenues was associated with our Abacus division and from acquisition related growth in the Data Management division. Abacus revenues increased 7.3% to $28.8 million while Data Management revenues were approximately $2.5 million. The growth in revenues from the Abacus division was split equally between its Business-to-Consumer and Business-to-Business segments for the three months ended September 30, 2003. This growth is related primarily to increases in prospecting services provided to Abacus Alliance and Business-to-Business Alliance members.

      Gross margin decreased to 71.7% for the three months ended September 30, 2003 from 73.3% for the three months ended September 30, 2002. The decrease in gross margin for the three months ended September 30, 2003 compared to the prior year period was primarily attributable to the increase in costs associated with the acquisition of CSC, which was consummated at the end of the second quarter. The costs included additional facility- and personnel-related costs as well as the amortization of purchased intangible assets.

      We anticipate revenues and gross margins of DoubleClick Data to decrease in the last quarter of 2003 as compared to the third quarter of 2003 due to seasonal volume associated with the Abacus business, partially offset by growth in our Data Management business.

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

      During 2002, through a series of transactions, DoubleClick divested of its media businesses. Revenue for DoubleClick Media was $3.1 million for the three months ended September 30, 2002. On January 28, 2002, DoubleClick completed the sale of the European Media business to AdLINK. On July 10, 2002, DoubleClick completed the sale of the North American Media business to L90, which was renamed MaxWorldwide. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. As a result of this transaction, DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting and no longer consolidates its results of operations. For the three months ended September 30, 2002, revenues derived by the North American and DoubleClick Japan Media businesses were $0.7 million and $2.4 million, respectively.

      DoubleClick Media’s gross margin was 24.5% for the three months ended September 30, 2002. Gross profits recognized by the North American and DoubleClick Japan Media businesses were approximately $0.3 million and $0.5 million, respectively, for the three months ended September 30, 2002.

Operating Expenses

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $27.2 million, or 36.3% of revenue, for the three months ended September 30, 2003, and $23.2 million, or 31.1% of revenue, for the three months ended September 30, 2002. The $4.0 million increase in sales and marketing expense was primarily attributable to increases in depreciation expense of $3.5 million, personnel-related costs of $1.2 million, offset by reductions in bad debt expense of $1.5 million. The increase in depreciation expense was due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters and the termination of the lease for our facility in San Francisco. The increase in personnel related costs was due to an increase in headcount during this quarter primarily relating to our acquisition of CSC. The reduction in bad debt expense reflects our improved collection efforts. We expect sales and marketing expenses to decrease in absolute dollars during the fourth quarter of 2003 primarily due to a decrease in depreciation expense. This expected decline is associated with our San Francisco lease termination for which the acceleration of leasehold improvement amortization only impacted the third quarter of 2003. We expect sales and marketing expenses as a percentage of revenues to remain flat for the fourth quarter of 2003 due to anticipated lower revenues as compared to the third quarter of 2003.

General and Administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services, and other operating expenses associated with our executive, finance, human resources, legal, facilities and administrative departments. General and administrative expenses were $8.5 million, or 11.3% of revenue, for the three months ended September 30, 2003, and $12.2 million, or 16.4% of revenue, for the three months ended September 30, 2002. The $3.7 million decrease in general and administrative expense was primarily the result of reductions in personnel-related costs of $2.2 million and professional services of $2.4 million offset by an increase in depreciation expense of $0.9 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The reduction in professional service fees was primarily the result of the receipt of an approximately $1.4 million insurance claim settlement during the quarter. The increase in depreciation expense was due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters and the termination of the lease for our facility in San Francisco. We expect general and administrative expenses to increase in absolute dollars and as a percentage of revenues during the fourth quarter of 2003 as compared to the third quarter of 2003. This expected increase is the result of anticipated lower revenues and the absence of the beneficial impact of the insurance claim settlement received during the third quarter of 2003.

Product Development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. Product development expenses were $10.7 million, or 14.3% of revenue, for the three months ended September 30, 2003, and $9.4 million, or 12.5% of revenues, for the three months ended September 30, 2002. The $1.3 million increase in product development expenses was primarily the result of increase in personnel-related costs of $0.6 million and depreciation expense of $0.9 million. The increase in personnel related costs relates to an increase in headcount. The increase in depreciation expense was due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters in the fourth quarter of 2003. Although we will continue to concentrate on the efficient allocation of our resources, we believe that on-going investment in product development is critical to the attainment of our strategic objectives. We expect product development expenses to increase slightly in absolute dollars due to an increase in headcount, which will be offset by a decrease in depreciation expense. We expect product development expenses to increase as a percentage of revenues for the remainder of 2003 due to anticipated lower revenues as compared to the third quarter of 2003.

Amortization of Other Intangibles

      Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $1.6 million for the three months ended September 30, 2003 and $3.1 million for the three months ended September 30, 2002. The $1.5 million decrease was primarily the result of intangible assets becoming fully amortized and impairment charges recorded during 2002.

Goodwill Impairment

      In the third quarter of 2002, based on the prolonged softness in the economy and the then current and operational performance of DoubleClick’s email reporting unit, DoubleClick initiated a third-party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $45.2 million being recorded during the quarter. The fair market value of the email reporting unit was determined based on revenue projections, then recent transaction involving similar businesses and the price/revenue multiples at which they were bought and sold, and the price/revenue multiples of our competitors in the email marketplace.

      DoubleClick did not record any goodwill impairment charges in the third quarter of 2003.

      DoubleClick continues to evaluate its acquired intangible assets for evidence of impairment. If economic conditions continue to deteriorate and/or our investments do not perform in line with expectations, additional impairment charges related to our acquired intangible assets could be recorded in future periods.

Impairment of Intangible Assets

      In the third quarter of 2002, as a result of the third party valuation of its email reporting unit, the fair value of certain intangible assets were considered impaired. As a result, DoubleClick recorded an impairment charge of $1.0 million during the quarter based on the difference between the carrying value and estimated fair value of the intangible assets.

      We recognized no such charges during the three months ended September 30, 2003.

Restructuring (Credits) Charges, Net

      During the third quarter of 2003, DoubleClick recorded a net restructuring credit of $2.2 million. This resulted from a net credit from our New York headquarters of approximately $1.5 million and the termination of the remainder of our lease in San Francisco, which resulted in a credit of approximately $0.7 million. The net credit associated with our New York headquarters consisted of certain exit costs of $2.5 million offset by the reversal of a deferred rent liability of approximately $1.5 million, all of which were required to be recorded during in the third quarter in accordance with SFAS No. 146. In addition, approximately $2.5 million of reserves were reversed as the result of favorable settlements of other real estate related items relating to our New York headquarters which occurred during the current quarter. The net credit associated with our San Francisco facility resulted from our estimated restructuring reserve for this facility being in excess of our actual payments made in connection with the lease termination.

      Of the remaining $33.7 million in cash outlays relating to our restructuring activities, we estimate that we will pay approximately $2.0 million in the fourth quarter of 2003, and approximately $31.7 million in 2004 and the following years. We anticipate that these outlays will be funded from available sources of liquidity.

      DoubleClick is continuing to review its operational performance and may incur additional restructuring credits or charges in 2003, principally related to changes in estimates and assumptions surrounding excess real estate.

      During the three months ended September 30, 2002, our management took certain actions to further increase operational efficiencies and to bring costs in line with revenues. As a result, DoubleClick recorded a restructuring charge totaling approximately $23.8 million. This charge included estimated costs of approximately $21.2 million for the write-off of fixed assets, accrual of future lease costs, net of estimated sublease income and deferred rent, as well as approximately $2.6 million in additional severance charges related to the involuntary termination of approximately 98 employees.

Income (Loss) from Operations

      DoubleClick’s operating income was $3.7 million for the three months ended September 30, 2003, compared to an operating loss of $69.6 million for the three months ended September 30, 2002. The increase in its operating income of $73.3 million is primarily attributable to an increase in gross profits of approximately $1.0 million, a goodwill impairment charge of $45.2 million expensed in 2002, $1.0 million for an impairment of intangible assets expensed in 2002, a decrease in general and administrative expenses of $3.7 million, a decrease in intangible amortization of $1.6 million and the decrease in restructuring charges of $26.1 million. This was partially offset by an increase in sales and marketing expenses of $4.0 million and an increase in product development costs of $1.3 million. DoubleClick continues to manage its operations with a focus on productivity and profitability, but due to the general economic and industry trends it may incur future losses from operations.

Equity in (Losses) Income of Affiliates

      For the three months ended September 30, 2003, DoubleClick recognized equity losses of $0.1 million relating to its 15.6% interest in DoubleClick Japan and 19.8% investment in MaxWorldwide.

      We recognized no such losses or income during the three months ended September 30, 2002.

Gain on Sale of Businesses, Net

      DoubleClick’s net gain on sale of businesses was $7.4 million for the three months ended September 30, 2002. The amount represents a gain incurred on the sale of our North American Media operations in July 2002.

      We recognized no such gains or losses during the three months ended September 30, 2003.

Interest and Other, Net

      Interest and other, net was $3.5 million for the three months ended September 30, 2003 and $4.6 million for the three months ended September 30, 2002. Interest and other, net included $3.7 million of interest income for the three months ended September 30, 2003, partially offset by $0.8 million in interest expense. For the three months ended September 30, 2002, Interest and other, net included $6.2 million of interest income and $0.6 million in contract termination fee income, partially offset by $2.6 million in interest expense. The decrease in interest income was attributable to the decrease in average investment yields due to declines in interest rates and the decline in our average quarterly balances of our investments in marketable securities due to payments associated with real estate terminations. The decrease in interest expense is directly associated with the redemption of the remaining principal amount of the 4.75% Convertible Subordinated Notes due 2006 during July 2003. Interest and other, net in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

Gain from Early Extinguishment of Debt

      In the third quarter of 2002, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Subordinated Notes due 2006 for approximately $53.6 million in cash. DoubleClick wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million as a result of the early retirement of this debt.

      We recognized no such gains or losses during the three months ended September 30, 2003.

Provision for Income Taxes

      The provision for income taxes recorded for the three months ended September 30, 2003 of $0.8 million consists principally of income taxes of $0.7 million on the earnings of some of DoubleClick’s foreign subsidiaries and $0.1 million of state and local taxes. The provision for income taxes recorded for the three months ended September 30, 2002 of $2.6 million consists principally of income taxes of $1.5 million on the earnings of certain of DoubleClick’s foreign subsidiaries. In addition, DoubleClick recorded $0.6 million of federal alternative minimum tax related to gains on the sale of DoubleClick’s North American Media business and on the early extinguishment of debt. DoubleClick also recorded approximately $0.5 million for state and local taxes. The provision for income taxes for the three months ended September 30, 2003 and 2002 does not reflect tax benefits attributable to DoubleClick’s net operating loss and other tax carryforwards due to limitations and uncertainty surrounding DoubleClick’s prospective realization of such benefit.

Minority Interest in Results of Consolidated Subsidiaries

      Minority interest in results of consolidated subsidiaries was $0.5 million for the three months ended September 30, 2002. This amount consisted wholly of our consolidated subsidiary, DoubleClick Japan, of which DoubleClick held a 38.2% ownership interest. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan, reducing its ownership interest to 15.6%. DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. As a result, we no longer record minority interest.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Results of Operations

      Revenues and gross profit by segment are as follows (in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Technology	Data	Total	Technology	Data	Media	Total

Revenue	$128,511	$69,889	$198,400	$143,534	$62,921	$30,250	$236,705
Intersegment elimination	—	—	—	(2,472)	(301)	—	(2,773)

Revenue from external customers	$128,511	$69,889	$198,400	$141,062	$62,620	$30,250	$233,932

Segment gross profit	$79,329	$49,293	$128,622	$93,717	$45,057	$9,338	$148,112

Data commission fee			—				(293)

Consolidated gross profit			$128,622				$147,819

DoubleClick TechSolutions

      TechSolutions revenue decreased 10.5% to $128.5 million for the nine months ended September 30, 2003 from $143.5 million for the nine months ended September 30, 2002. The decrease in TechSolutions revenue was primarily attributable to declines in our ad management products, partially offset by acquisition-related growth from our Ensemble product offering. Ad management revenue decreased 17.2% to $94.7 million for the nine months ended September 30, 2003 from $114.4 million for the nine months ended September 30, 2002. Effective pricing for our ad management products decreased approximately 13.0% while volume dropped approximately 4.9%. A portion of these declines were caused by a reduction in volume-based technology support fees from our North American Media business, which was sold to MaxWorldwide in July 2002. Additionally we experienced a shift in our customer mix towards larger, lower priced customers. DARTmail revenue decreased 2.4% to $28.5 million for the nine months ended September 30, 2003 from $29.2 million for the nine months ended September 30, 2002. DARTmail volumes decreased approximately 8.6% and effective pricing increased approximately 5.9% as compared to the nine months ended September 30, 2002.

      DoubleClick TechSolutions gross margin was 61.7% for the nine months ended September 30, 2003, compared to 65.3% for the nine months ended September 30, 2002. The decrease in gross margin was primarily attributable to the decline in revenues. In addition, it was affected by an increase in depreciation expense of approximately $1.4 million due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters and the termination of our lease for our facility in San Francisco. These amounts were partially offset by productivity gains in our ad management and email products and reductions in Internet access costs. The decline in Internet access costs was due to the renegotiation of many of our contracts with our Internet service providers.

      We anticipate slight increases in the absolute dollar amount of TechSolutions quarterly revenues in the last quarter of 2003, resulting primarily from seasonal volume growth and our product integration initiatives. We expect a slight increase in gross margin in the last quarter of 2003 due to the anticipated decrease in depreciation expense associated with the termination of the lease our facility in San Francisco. The expected slight increase in gross margin is inclusive of the accelerated amortization of our New York leasehold improvements and furniture and fixtures that will continue to impact margins until our relocation of our New York headquarters in the fourth quarter of 2003. We believe that our TechSolutions business is tied to the relative health of the economy. Significant changes within the economy may materially impact these results.

DoubleClick Data

      DoubleClick Data revenue increased 11.1% to $69.9 million for the nine months ended September 30, 2003 from $62.9 million for the nine months ended September 30, 2002. Gross margin decreased to 70.5% for the nine months ended September 30, 2003 from 71.6% for the nine months ended September 30, 2002.

      On May 6, 2002, DoubleClick sold its @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock, valued at approximately $6.1 million. Revenue and gross profits recognized by the @plan research product line were approximately $3.1 million and $1.9 million, respectively, for the nine months ended September 30, 2002.

      On June 26, 2002, DoubleClick acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that it did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing catalog industry, primarily in the United Kingdom. The results of operations for Abacus Direct Europe have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition. Revenues and gross profits recognized for Abacus Direct Europe were approximately $5.6 million and $2.6 million, respectively, for the nine months ended September 30, 2003. Revenues for Abacus Direct Europe were primarily related to prospecting services provided to Abacus Alliance members in the United Kingdom.

      On June 30, 2003, DoubleClick completed its acquisition of CSC. The results of operations for CSC have been included in DoubleClick’s Consolidated Statements of Operations beginning in the third quarter of 2003.

      Overall, DoubleClick Data revenue for the nine months ended September 30, 2003 represents an increase in revenues over the prior year period generated from the Abacus US business of $3.3 million, revenues generated from Abacus Direct Europe of $3.2 million and acquisition related growth in the Data Management division of $2.5 million, offset by the impact of the sale of the @plan research product line in May 2002. Overall volumes and effective-costs per thousand, known as e-cpms, are slightly higher than a year ago. We believe we have continued to increase our share of total dollars spent by our clients on customer marketing databases and brokered lists through strong account management and more advanced modeling techniques.

      The decrease in gross margin for the nine months ended September 30, 2003 compared to the prior year period was primarily attributable to the increase in costs associated with the acquisition of the 50% of Abacus Direct Europe we did not previously own in June 2002 and the acquisition of CSC in June 2003. The costs included additional facility- and personnel-related costs as well as the amortization of purchased intangible assets.

      We anticipate revenues and gross margins of DoubleClick Data to decrease in the last quarter of 2003 as compared to the third quarter of 2003 due to seasonal volume associated with the Abacus business, partially offset by growth in our Data Management business.

DoubleClick Media

      During 2002, through a series of transactions, DoubleClick divested of its Media businesses. Revenue for DoubleClick Media was $30.3 million for the nine months ended September 30, 2002. On January 28, 2002, DoubleClick completed the sale of the European Media business to AdLINK. On July 10, 2002, DoubleClick completed the sale of the North American Media business to L90, which was renamed MaxWorldwide. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. As a result of this transaction, DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting and no longer consolidates its results of operations. For the nine months ended September 30, 2002, revenues derived by the European, North American and DoubleClick Japan Media businesses were $1.1 million, $20.7 million and $8.5 million, respectively.

      DoubleClick Media’s gross margin was 30.9% for the nine months ended September 30, 2002. Gross profits recognized by the European, North American and DoubleClick Japan Media businesses were approximately $0.4 million, $7.1 million and $1.8 million, respectively, for the nine months ended September 30, 2002.

Operating Expenses

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with the sales and marketing departments. Sales and marketing expenses were $67.7 million, or 34.1% of revenue, for the nine months ended September 30, 2003, and $78.7 million, or 33.6% of revenue, for the nine months ended September 30, 2002. The $11.0 million decrease in sales and marketing expense was primarily attributable to reductions in personnel-related costs of $5.9 million, as well as reductions in bad debt expense of $5.4 million, telephone and computer hardware expenses of $1.5 million, rent and utilities of $0.8 million and marketing expenses of $0.5 million. This was partially offset by an increase of $3.3 million for depreciation due to the accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the planned relocation of our New York headquarters and the termination of the lease for our facility in San Francisco. The decrease in personnel-related costs and rent and utilities was based on headcount reductions associated with our restructuring activities and other cost savings initiatives. The reduction in bad debt expense reflects our improved collection efforts. We expect sales and marketing expenses to decrease in absolute dollars during the fourth quarter of 2003 primarily due to a decrease in depreciation expense. This expected decline is associated with our San Francisco lease termination for which the acceleration of leasehold improvement amortization only impacted the third quarter. We expect sales and marketing expenses as a percentage of revenues to remain flat for the fourth quarter of 2003 due to anticipated lower revenues as compared to the third quarter of 2003.

General and administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services, and other operating expenses associated with our executive, finance, human resources, legal, facilities, and administrative departments. General and administrative expenses were $25.7 million, or 12.9% of revenue, for the nine months ended September 30, 2003, and $36.3 million, or 15.5% of revenue, for the nine months ended September 30, 2002. The $10.6 million decrease in general and administrative expense was primarily the result of reductions in personnel-related costs of $5.0 million and professional and outside services of $3.6 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities. The reduction in professional service fees was primarily the result of an insurance claim during the third quarter of 2003. We expect general and administrative expenses to increase in absolute dollars and as a percentage of revenues during the fourth quarter of 2003 as compared to the third quarter of 2003. This expected increase is the result of anticipated lower revenues and the absence of the beneficial impact of the insurance claim settlement received during the third quarter of 2003.

Product Development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. Product development expenses were $27.3 million, or 13.7% of revenue, for the nine months ended September 30, 2003, and $30.7 million, or 13.1% of revenues, for the nine months ended September 30, 2002. The $3.4 million decrease in product development expenses was primarily the result of reductions in personnel-related costs of $1.0 million, rent and utilities of $0.7 million and telephone and computer hardware of $1.5 million. Personnel-related costs declined as the result of headcount reductions associated with our restructuring activities in 2002. The reduction in rent and utilities was a result of headcount reductions as well as office closures and consolidations. Although we will continue to concentrate on the efficient allocation of our resources, we believe that on-going investment in product development is critical to the attainment of our strategic objectives. We expect product development expenses to increase slightly in absolute dollars due to an increase in headcount, which will be offset by a decrease in depreciation expense. We expect product development expenses to increase as a percentage of revenues for the remainder of 2003 due to anticipated lower revenues as compared to the third quarter of 2003.

Amortization of Other Intangibles

      Amortization of intangible assets consists primarily of the amortization of customer lists and patents. Amortization expense was $4.9 million for the nine months ended September 30, 2003 and $9.3 million for the nine months ended September 30, 2002. The $4.4 million decrease was primarily the result of intangible assets becoming fully amortized and impairment charges recorded during 2002.

Goodwill Impairment

      In the third quarter of 2002, based on the prolonged softness in the economy and the then current and operational performance of DoubleClick’s email reporting unit, DoubleClick initiated a third-party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $45.2 million being recorded during the nine months ended September 30, 2002. The fair market value of the email reporting unit was determined based on revenue projections, then recent transaction involving similar businesses and the price/ revenue multiples at which they were bought and sold, and the price/revenue multiples of our competitors in the email marketplace.

      DoubleClick did not record any goodwill impairment charges in the nine months ended September 30, 2003.

      DoubleClick continues to evaluate its acquired intangible assets for evidence of impairment. If economic conditions continue to deteriorate and/or our investments do not perform in line with expectations, additional impairment charges related to our acquired intangible assets could be recorded in future periods.

Impairment of Intangible Assets

      In the third quarter of 2002, as a result of the third party valuation of its email reporting unit, the fair value of certain intangible assets was considered impaired. As a result, DoubleClick recorded an impairment charge of $1.0 million during the nine months ended September 30, 2002, based on the difference between the carrying value and estimated fair value of the intangible assets.

      We recognized no such charges during the nine months ended September 30, 2003.

Restructuring (Credits) Charges, Net

      During nine months ended September 30, 2003, DoubleClick recorded restructuring credits of approximately $16.5 million offset by restructuring charges of approximately $7.4 million. This resulted in a net restructuring credit of $9.1 million. This credit was due to the reversal of a portion of its real estate reserve relating to its New York headquarters and its San Francisco facility. The reversal of the reserve was a result of final lease terminations with respect to our New York headquarters and San Francisco facility for which our reserve was in excess of our expected payments. Total costs to terminate the lease associated with these facilities were approximately $44.5 million and $26.4 million, respectively, inclusive of broker commissions and related costs. DoubleClick anticipates average annual cash rent savings of approximately $14 million during the period, commencing January 2004 and extending through January 2015 as a result of the New York and San Francisco lease terminations.

      Of the remaining $33.7 million in cash outlays relating to our restructuring activities, we estimate that we will pay approximately $2.0 million in the fourth quarter of 2003, and approximately $31.7 million in 2004 and the following years. We anticipate that these outlays will be funded from available sources of liquidity. However, there can be no assurance that such cost reductions can be sustained or that estimated costs of such actions would not change.

      DoubleClick is continuing to review its operational performance and may incur additional restructuring credits or charges in 2003, principally related to changes in estimates and assumptions surrounding excess real estate.

      During the nine months ended September 30, 2002, management took certain actions to further increase operational efficiencies and to bring costs in line with revenues. These measures included the involuntary terminations of approximately 230 employees, primarily from our TechSolutions operations, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded $32.6 million to operations during the nine months ended September 30, 2002. This charge included approximately $4.7 million for severance-related payments to terminated employees, and approximately $27.9 million for the write-off of fixed assets, the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded) and other exit charges.

                  Income (Loss) from Operations

      DoubleClick’s operating income was $12.2 million for the nine months ended September 30, 2003, compared to an operating loss of $85.9 million for the nine months ended September 30, 2002. The increase in its operating income of $98.1 million is primarily attributable to a goodwill impairment charge of $45.2 million expensed in 2002, $1.0 million for an impairment of intangible assets expensed in 2002, a decrease in our sales and marketing expenses of $11.0 million, a decrease in general and administrative expenses of $10.6 million, a decrease in product development costs of $3.4 million, a decrease in intangible amortization of $4.4 million and the decrease in restructuring charges of $41.7 million. This was partially offset by a decrease in gross profits of approximately $19.2 million. DoubleClick continues to manage its operations with a focus on productivity and manage its headcount accordingly, but due to the general economic and industry trends, it may incur future losses from operations.

Equity in (Losses) Income of Affiliates

      For the nine months ended September 30, 2003, DoubleClick recognized equity losses of $2.4 million relating to its 15.6% interest in DoubleClick Japan and 19.8% investment in MaxWorldwide. For the nine months ended September 30, 2002, DoubleClick recognized equity income of $0.2 million relating to its 50% interest in Abacus Direct Europe. Since the June 26, 2002 acquisition of the remaining 50% interest of Abacus Direct Europe that DoubleClick did not previously own, the results from operations of Abacus Direct Europe have been consolidated into DoubleClick’s operations.

Gain on Sale of Businesses, Net

      DoubleClick’s net gain on sale of businesses was $17.9 million for the nine months ended September 30, 2002. The amount represents a gain incurred on the sale of our North American Media operations in July 2002 and @plan research product line in May 2002 offset by a loss on the sale of our European Media operations in January 2002.

      We recognized no such gains or losses during the nine months ended September 30, 2003.

Interest and Other, Net

      Interest and other, net was $9.1 million for the nine months ended September 30, 2003 and $10.8 million for the nine months ended September 30, 2002. Interest and other, net included $12.8 million of interest income for the nine months ended September 30, 2003, partially offset by $5.1 million in interest expense. For the nine months ended September 30, 2002, Interest and other, net included $20.2 million of interest income, partially offset by $8.7 million in interest expense. The decrease in interest income was attributable to the decrease in average investment yields due to declines in interest rates. The decrease in interest expense is directly associated with the repurchase of a portion of the 4.75% Convertible Subordinated Notes due 2006 during the third quarter of 2002 and the redemption of its remaining principal outstanding of these Convertible Subordinated Notes in July of 2003. Interest and other, net in future periods may fluctuate in correlation with the average cash and investment balances we maintain and as a result of changes in the market rates of our investments.

Gain (Loss) from Early Extinguishment of Debt

      On June 24, 2003, DoubleClick called for redemption of its remaining $154.8 million outstanding aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. On July 24, 2003, DoubleClick redeemed these notes at a redemption price equal to 102.036% of the aggregate principal (approximately $158.0 million) plus accrued and unpaid interest. The proceeds from the sale of the Zero Coupon Convertible Subordinated Notes due 2023, together with existing cash, were used towards this redemption. As a result of the redemption, DoubleClick recorded a loss of approximately $4.4 million associated with the redemption premium and write-off of deferred issuance costs during the second quarter of 2003. As a result of this redemption, DoubleClick’s interest expense will be reduced by approximately $7.4 million on an annual basis.

      In the third quarter of 2002, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Subordinated Notes for approximately $53.6 million in cash. DoubleClick wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million as a result of the early retirement of this debt.

Provision for Income Taxes

      The provision for income taxes of $1.4 million recorded for the nine months ended September 30, 2003 consists principally of income taxes of $1.8 million on the earnings of some of DoubleClick’s foreign subsidiaries reduced by a benefit of approximately $0.4 million related to certain state and local tax refunds and settlements. The provision for income taxes recorded for the nine months ended September 30, 2002 of $6.0 million consists principally of income taxes of $4.4 million on the earnings of certain of DoubleClick’s foreign subsidiaries and gain on the sale of DoubleClick’s European Media business. In addition, DoubleClick recorded federal alternative minimum tax of $0.6 million related to gains on the sales of DoubleClick’s North American Media business and @plan research product line, and gain on early extinguishment of debt. DoubleClick also recorded approximately $1.0 million of state and local taxes. The provision for income taxes for the nine months ended September 30, 2003 and 2002 does not reflect tax benefits attributable to DoubleClick’s net operating loss and other tax carryforwards due to limitations and uncertainty surrounding DoubleClick’s prospective realization of such benefit.

Minority Interest in Results of Consolidated Subsidiaries

      Minority interest in results of consolidated subsidiaries was $1.4 million for the nine months ended September 30, 2002. This amount consists wholly of our consolidated subsidiary, DoubleClick Japan, of which DoubleClick held a 38.2% ownership interest. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan, reducing its ownership interest to 15.6%. DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. As a result, we no longer record minority interest.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through private placements of equity securities, and public offerings of our common stock and Convertible Subordinated Notes.

      Operating activities used $39.0 million in net cash for the nine months ended September 30, 2003 and provided $29.9 million for the nine months ended September 30, 2002. Cash used by operating activities for the nine months ended September 30, 2003 resulted primarily from total cash payments of approximately $70.9 million relating to the termination of our New York and San Francisco lease, increases in accounts receivable and decreases in accrued expenses and other liabilities, offset by our net income, excluding non-cash items, increases in depreciation expense and a one-time loss for early retirement of debt. Cash provided by operating activities for the nine months ended September 30, 2002 resulted from our net loss, excluding non-cash items, and decreases in accounts receivable, prepaid expenses and other assets, and increases in accrued expenses and other current liabilities, offset by decreases in accounts payable. We expect cash flow from operating activities during the fourth quarter of 2003 to improve versus each of the previous quarters during the year due to a reduction in restructuring related payments as a result of the New York and San Francisco lease termination agreements.

      Investing activities provided $69.2 million in net cash for the nine months ended September 30, 2003 and $35.6 million the nine months ended September 30, 2002. Cash provided by investing activities for the nine months ended September 30, 2003 resulted primarily from the maturities of our investments in marketable securities, offset by the purchases of equipment, and the net outlay of cash for the acquisition of businesses offset by the decrease in the amounts held in restricted cash. Cash provided by investing activities for the nine months ended September 30, 2002 resulted principally from the net maturity of some of our investments in marketable securities, cash paid for the purchase of equipment, proceeds placed in escrow in connection with our acquisition of Protagona, restricted cash and the acquisition of businesses and intangible assets, which were partially offset by proceeds received from the sale of businesses. We expect capital expenditures to increase during the fourth quarter of 2003 due to the relocation of our New York headquarters and the replacement of furniture and fixtures and necessary leasehold improvements.

      Financing activities used $29.8 million and $68.6 million in net cash for the nine months ended September 30, 2003 and September 30, 2002, respectively. Cash provided by financing activities for the nine months ended September 30, 2003 resulted primarily from the issuance of the Zero Coupon Convertible Subordinated Notes offset by the redemption of the 4.75% Convertible Subordinated Notes and payments under our capital lease obligations. Cash used in financing activities for the nine months ended September 30, 2002 resulted primarily from the repurchase of a portion of the 4.75% Convertible Subordinated Notes, purchases of treasury stock, and payments of capital lease obligations offset by proceeds from issuance of common stock in connection with our employee stock purchase and stock option plans. We expect cash flows from financing activities to be minimal during the fourth quarter of 2003 and consist of proceeds from the exercise of stock options offset by payments for capital lease obligations.

      As of September 30, 2003, we had $126.7 million of cash and cash equivalents, $507.6 million in investments in marketable securities consisting of government and corporate debt securities and $27.7 million in restricted cash. As of September 30, 2003, our principal commitments consisted of $135 million of our Zero Coupon Convertible Subordinated Notes due 2023 and our obligations under operating and capital leases.

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

Related Party Transactions

      DoubleClick maintains a 15% interest in AdLINK. This interest was acquired in January 2002 as a result of the sale of DoubleClick’s European Media business. DoubleClick recognized revenue of approximately $2.0 million during the nine months ended September 30, 2003 relating to services provided to AdLINK. Revenue recognized during the nine months ended September 30, 2002 was not material.

      In addition, DoubleClick holds a 19.8% interest in MaxWorldwide. This interest was acquired in July 2002 as a result of the sale of DoubleClick’s North American Media business. DoubleClick recognized revenue of approximately $1.7 million and $1.2 million during the nine months ended September 30, 2003 and September 30, 2002, respectively, relating to services provided to MaxWorldwide.

      Additionally, DoubleClick maintains a minority interest in DoubleClick Japan. On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. As a result of this transaction, DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick also retains one seat on DoubleClick Japan’s board of directors. DoubleClick Japan continues to sell DoubleClick’s suite of DART technology products as part of a long-term technology reseller agreement. DoubleClick recognized revenue through sales to DoubleClick Japan of approximately $2.4 million during the nine months ended September 30, 2003.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate debt obligations and money market funds. As of September 30, 2003, our investments in marketable securities had a weighted average time to maturity of 401 days.

      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of September 30, 2003.

	Time to Maturity

	One Year	One to Two	Two to Five	Five and
	or Less	Years	Years	Thereafter	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$126,692	—	—	—	$126,692
Average interest rate	0.35%
Fixed-rate investments in marketable securities	$191,741	$304,813	$11,011	—	$507,565
Average interest rate	3.03%	1.82%	1.85%
Liabilities:
Convertible subordinated notes	—	—	—	$135,000	$138,881
Average interest rate				0.00%

      As of September 30, 2003, the current portion of restricted cash was $13.8 million and the average interest rate associated with this cash was 1.35% and the non-current portion of restricted cash was $14.0 million with an average interest rate of 1.45%. Restricted cash primarily represents amounts placed in escrow relating to funds to cover office lease security deposits and our automated clearinghouse payment function.

      DoubleClick may redeem for cash some or all of the Zero Coupon Notes at any time on or after July 15, 2008. Holders of the Zero Coupon Notes also have the right to require DoubleClick to purchase some or all of their notes for cash on July 15, 2008, July 15, 2013 and July 15, 2018, at a price equal to 100% of the principal amount of the Zero Coupon Notes being redeemed plus accrued and unpaid liquidated damages, if any.

      The Zero Coupon Notes contain an embedded derivative, the value of which as of September 30, 2003 has been determined by a third party valuation to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of September 30, 2003, we did not hold any other derivative financial instruments.

Foreign Currency Risk

      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than the functional currency of DoubleClick and its subsidiaries. The effect of foreign exchange rate fluctuations on operations was not material for the nine months ended September 30, 2003 and September 30, 2002, respectively.

      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2003, we had $49.3 million in cash and cash equivalents denominated in foreign currencies.

      Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Equity Risk

      We hold investments in equity instruments of public companies received as a result of certain business transactions, including shares held in DoubleClick Japan, AdLINK and MaxWorldwide. These investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. On July 31, 2003, MaxWorldwide completed the sale of its MaxOnline division to Focus Interactive, Inc. for approximately $3.0 million in cash paid at closing, $2.0 million in cash to be paid upon the first anniversary of the closing, or nine months thereafter plus additional amounts contingent upon the satisfaction of specified conditions. On July 22, 2003, MaxWorldwide stockholders approved a proposal to adopt a plan of liquidation and dissolution, pursuant to which it would dissolve and liquidate MaxWorldwide and its subsidiaries upon consummation of the sale of its MaxOnline division. In its quarterly report on Form 10-Q for the quarter ended June 30, 2003 MaxWorldwide stated that it intended to significantly curtail administrative expenses, discharge its outstanding liabilities and initiate an orderly distribution of its remaining assets to its stockholders. Based on MaxWorldwide’s pro forma balance sheet disclosed in this quarterly report, DoubleClick currently estimates that it may receive liquidation proceeds of up to approximately $5.0 million. The following represents the cost basis and fair market value of these investments, which is included in as “Investment in affiliates” on the accompanying Consolidated Balance Sheets.

	As of September 30, 2003

		Fair Market
	Cost Basis	Value

	(In thousands)
AdLINK Internet Media AG	$1,855	$6,700
DoubleClick Japan	$5,956	$12,179
MaxWorldwide, Inc.	$—	$3,504

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

      We have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including companies that provide marketing technology and data products and services. Our risks include:

•	ability to achieve anticipated revenue growth rates;

•	ability to manage our operations;

•	competition;

•	ability to develop and introduce new products and services and continue to develop, upgrade and integrate technology;

•	attracting, retaining and motivating qualified personnel;

•	maintaining our current, and developing, new relationships with direct marketers, Web publishers, advertisers and advertising agencies; and

•	ability to anticipate and adapt to changing industry conditions.

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

We have a history of losses and may have losses at times in the future.

      We have incurred net losses each year since inception, including net losses of $117.9 million, $265.8 million and $156.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. We earned net income of approximately $6.3 million for the three months ended September 30, 2003 and as of September 30, 2003 our accumulated deficit was $653.4 million. We have not achieved profitability on an annual basis and expect to incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures. We also have lease obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities. As a result of these factors, we will need to generate significant revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

      Like other businesses in the marketing and advertising sectors, our revenue outlook is sensitive to downturns in the economy, including declines in advertising and marketing budgets. The profit potential of our business model is also subject to the acceptance of our products and services by direct marketers, Web publishers and advertisers. Intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace existing techniques, or may feel that our offerings fall short of their needs. If these outcomes occur, it could have an adverse effect on the profit potential of our business model.

      Internal factors also influence the profit potential of our business model. In order to be profitable, our revenue must exceed the expense incurred by us to run our technology infrastructure, research and development, sales and marketing and all other operations. Our failure to achieve these results could adversely affect the profit potential of our business model.

Misappropriation of confidential information could cause us to lose customers or incur liability.

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

      Our divisions face competition from a variety of sources. DoubleClick TechSolutions competes with providers of software, service bureau solutions and in-house solutions for the delivery of Web ads and email for direct marketers, Web publishers and advertisers. We also compete indirectly with providers of other solutions for online advertising, such as providers of paid search services.

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

      Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	direct marketer, Web publisher and advertiser demand for our products and services;

•	Internet user traffic levels;

•	number and size of ad units per page on our customers’ Web sites;

•	downward pricing pressures from current and potential customers for our products and services;

•	the introduction of new products or services by us or our competitors;

•	variations in the levels of capital, operating expenditures and other costs relating to our operations;

•	the size and timing of significant pre-tax charges, including for goodwill impairment and the write-down of assets and restructuring charges and credits, such as those relating to idle or excess facilities and severance;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general seasonal and cyclical fluctuations; and

•	general economic and industry conditions.

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

      Our business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, FloNetwork, MessageMedia, Protagona and Computer Strategy Coordinators. We may continue to acquire or make investments in other complementary businesses, products, services or technologies as a means to grow our business. From time to time we have had discussions with other companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify other suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make other acquisitions or investments on commercially acceptable terms, if at all. Even if we agree to buy a company, technology or other assets, we cannot assure you that we will be successful in consummating the purchase. If we are unable to continue to expand through acquisitions, our revenue may decline or fail to grow.

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

      As a part of our business strategy, we have in the past entered into, and could in the future enter into, a number of business combinations and acquisitions. Acquisitions are accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to technology and other integration;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of the integration of new management personnel;

•	the inability to develop new products and services that combine our knowledge and resources and our acquired businesses or the failure for a demand to develop for the combined companies’ new products and services;

•	potential failure to achieve additional sales and enhance our customer base through cross-marketing of the combined company’s products to new and existing customers;

•	potential litigation resulting from our business combinations or acquisition activities; and

•	potential unknown liabilities associated with the acquired businesses.

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

      Our DART ad management and DARTmail technologies reside in our data centers in multiple locations in the United States and abroad. Continued and uninterrupted performance of our technology is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer or our ability to deliver a customer’s online marketing campaign. Sustained or repeated system failures would reduce the attractiveness of our products and services to our customers and could result in contract terminations, fee rebates or credits, for damages resulting from claims or litigation, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

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

      We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in delivering our products and services. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider could be substantial and require us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process could be both expensive and time consuming. In addition, failure of our Internet and related telecommunications providers to provide the data communications capacity in the time frame we require could cause interruptions in the services we provide. Unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our services, causing a loss of revenue and potential loss of customers.

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

      In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART ad serving and ad management technology. We are currently seeking reissue of this patent, which would limit the scope of the existing patent, and this reissue proceeding is pending before the U.S. Patent and Trademark Office. The patent examiner has raised some objections to our reissue application. Although we are contesting these objections, we cannot assure you that this patent will be reissued. We own other patents, and have patent applications pending for some of our other technology. We cannot assure you that the patent applications that we have filed in the United States and internationally will be issued or that patents issued or acquired by us now or in the future will be valid and enforceable or provide us with any meaningful protection.

      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include DOUBLECLICK®, DART®, DARTMAIL®, ABACUS™, DOUBLECLICK ENSEMBLE™, SITEADVANCE™, CHANNELVIEW® and MOTIF™. We have applied to register certain of our trademarks and service marks in the United States and internationally. We cannot assure you that any of these current or future applications will be approved. Even if these marks are registered, these marks may be invalidated or successfully challenged by others. If our trademarks or service marks are not registered because third parties own these marks, our use of these marks will be restricted unless we are able to enter into arrangements with these parties, which may not be available on commercially reasonable terms, if at all.

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

      Third party infringement claims and any resultant litigation against us or our technology partners or providers, should it occur, could subject us to significant liability for damages, restrict us from using our or their technology or operating our business generally, or require changes to be made to our technology. Even if we prevail, litigation is time consuming and expensive to defend and would result in the diversion of management’s time and attention. Claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into royalty, licensing or other similar agreements with the third parties asserting these claims.

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

      We have been a defendant in several lawsuits alleging, among other things, that we unlawfully obtain and use Internet users’ personal information and that our use of ad serving cookies violates various laws. We have also been the subject of inquiries involving the Federal Trade Commission and the attorneys general of several states relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, Internet users. Although the last of these particular matters was resolved in 2002, we may in the future be subject to additional claims or regulatory inquiries with respect to our business practices. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome may be uncertain.

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

Our stock price may experience extreme price and volume fluctuations, and this volatility could result in us becoming subject to securities or other litigation, which is expensive and could result in a diversion of resources.

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

      As of September 30, 2003, we had 137,546,011 shares of common stock outstanding, excluding 18,185,616 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce prevailing market prices for our common stock.

Risks Related to Our Industry

Direct marketers and advertisers may be reluctant to devote a portion of their budgets to marketing technology and data products and services or online advertising.

      Companies doing business on the Internet, including DoubleClick, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers’ total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to online advertising or marketing technology and data products and services if they perceive the Internet or direct marketing to be a limited or ineffective marketing medium. Any shift in marketing budgets away from marketing technology and data products or services or online advertising spending, including a shift to paid search services, could materially and adversely affect our business, results of operations or financial condition. In addition, online advertising could lose its appeal to those direct marketers and advertisers using the Internet as a result of excessive numbers of banner advertisements on the Web, Internet users installing “filter” software programs that allow them to block advertisements, and the limitations of the contents of advertisements on the Internet compared to other forms of media.

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

      We also depend on our ability to deliver emails over the Internet through Internet service providers and private networks. Internet service providers are able to block messages from reaching their users and we do not have, nor are we required to have, agreements with any Internet service providers to deliver emails to their customers. As a result, we could experience periodic temporary or permanent blockages of our delivery of emails to their customers, which would limit the effectiveness of our email marketing. Some Internet service providers also use proprietary technologies to handle and deliver email. If Internet service providers or private networks materially limit or block the delivery of our emails, or if our technology fails to be compatible with their email technologies, then our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of email marketing may decrease as a result of increased consumer resistance to email marketing in general.

New laws or regulation in the United States and internationally, and uncertainties regarding the application or interpretation of existing laws and regulations, could harm our business.

      Laws applicable to Internet communications, e-commerce, Internet advertising, privacy and data protection, the collection and sharing of data, direct marketing and email marketing are becoming more prevalent in the United States and worldwide. For example, various U.S., state and foreign governments may attempt to regulate our ad delivery or levy sales or other taxes on our activities, and numerous states and foreign countries have enacted or proposed legislation regulating the sending of unsolicited emails.

      In addition, many areas of the law affecting the Internet remain largely unsettled, even in areas where there has been some legislative action. It is difficult to determine whether and how existing laws, such as those governing intellectual property, privacy and data protection, libel, data security and taxation apply to the Internet, online and offline marketing and advertising and our businesses.

      The growth and development of Internet commerce has prompted calls for more stringent consumer protection laws, both in the United States and abroad. These proposals may seek to impose additional burdens on companies conducting business over the Internet and may be considered through legislative action or ballot initiatives. Potential limitations on the collection and use of information relating to the Internet and direct marketing, particularly relating to email marketing, are being considered by legislatures and regulatory agencies and in the United States and internationally. We are unable to predict whether any particular proposal will pass, or the nature of the limitations that may be imposed. In addition, it is possible that changes to existing law, including both amendments to existing laws and new interpretations of existing law, could have a material and adverse impact on our business, financial condition and results of operations.

      The following are examples of legislation enacted or currently being considered in the United States and internationally:

•	Legislation has been enacted in some countries and proposed in the United States to regulate the use of cookie technology. Our technology uses cookies for ad targeting and reporting, among other things. The changes required for us to comply with newly imposed requirements may be commercially unfeasible, or simply unattainable. We may, therefore, be required to discontinue the relevant business practice.

•	Data protection officials in some European countries have asserted that Internet protocol addresses and cookies are intrinsically personally identifiable information thereby subject to privacy standards that may be more stringent than those in the U.S. We cannot assure you that our current policies and procedures would meet these more restrictive standards. The cost of such compliance could be material and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner.

•	Legislation has been enacted by some foreign governments and many states in the U.S. to prohibit or restrict the sending of “unsolicited commercial email” and similar U.S. federal legislation is currently pending in Congress. California has recently enacted a law, scheduled to take effect January 1, 2004, that prohibits unsolicited commercial email sent from California or sent to a California electronic mail address unless the recipient directly consents in advance to receive email from the advertiser or there is a pre-existing or current business relationship between the recipient and the advertiser. Although our email delivery is consent-based, it is possible that existing or future legislation in some jurisdictions may require us to change our current practices or may subject us to increased liabilities.

•	The impending expiration of a provision of the federal Fair Credit Reporting Act, or FCRA, may lead to a wave of new restrictions on the collection, use and disclosure of information about consumers. The FCRA currently prohibits states in the U.S. and localities from enacting new laws affecting certain uses and disclosures of consumer information. This provision is presently set to expire on January 1, 2004. Congress is currently considering legislation that, if enacted into law, would make this provision permanent. If the provision is not extended, state and local governments may be permitted to enact new restrictions that could increase the costs of marketing and offering credit to consumers. Such restrictions could depress advertising spending and the overall demand for our products and services and could adversely affect our business, results of operations and financial condition, in particular the DoubleClick Data business.

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

      DoubleClick’s management, with the participation of DoubleClick’s chief executive officer and chief financial officer, evaluated the effectiveness of DoubleClick’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, DoubleClick’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, DoubleClick’s disclosure controls and procedures were (1) designed to ensure that material information relating to DoubleClick, including its consolidated subsidiaries, is made known to DoubleClick’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by DoubleClick in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in DoubleClick’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, DoubleClick’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

      In April 2002, a consolidated amended class action complaint alleging violations of the federal securities laws in connection with our follow-on offerings was filed in the United States District Court for the Southern District of New York naming us, some of our officers and directors and certain underwriters of our follow-on offerings as defendants. We and some of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of the alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. This action seeks, among other things, unspecified damages and costs, including attorneys’ fees. In October 2002, the action was dismissed against our officers and directors without prejudice. However, claims against us remain. In July 2002, we and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to us in February 2003.

      In June 2003, our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Our Board of Directors agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO litigations. If the settlement is not finalized, we believe that the claims asserted by these lawsuits are without merit, and intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

      We are currently defending an arbitration claim in Sweden brought by a former shareholder of DoubleClick Scandinavia AB. The shareholder claims that we breached our obligation to issue and register shares of our Common Stock, which the shareholder claims caused it to incur damages. The arbitration hearing is currently scheduled for end of November 2003. If the shareholder is successful, other former shareholders of DoubleClick Scandinavia AB may make similar claims for damages. Due to the inherent uncertainties of litigation, we cannot predict the outcome of this matter. An unfavorable outcome in this arbitration would not have a material adverse effect on our business, but could materially and adversely affect our results of operations and cash flows during the period in which we were required to make any payments.

      In October 2003, we received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York (“U.S. Attorney’s Office”) seeking documents regarding certain vendors that provided services to us during the period from 1999 through 2001. The services provided by these vendors are unrelated to the products and services provided by us to our customers. We are fully cooperating with the U.S. Attorney’s Office. In addition, we are conducting an internal investigation and implementing remedial measures to improve our selection, use and oversight of our vendors. Based on the internal investigation completed to date, we do not believe that any overpayments made by us or other inappropriate payments, if any, relating to these vendors are material with respect to our financial statements for the period in question or our current financial condition.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Number	Description

10.1	Lease Termination Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated August 26, 2003).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

On July 22, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the period ended June 30, 2003 (including financial statements) pursuant to Item 12.

On August 26, 2003, we filed a Current Report on Form 8-K, under Item 5, announcing that on August 19, 2003, the Company had entered into a Lease Termination Agreement pursuant to which it agreed to terminate the lease and all obligations thereunder for its office located in San Francisco, California.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLECLICK INC.

By:	/s/ CORY A. DOUGLAS

Cory A. Douglas
Vice President, Finance and Corporate Controller
(Chief Accounting Officer and
Duly Authorized Officer)

Date: November 14, 2003

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Lease Termination Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated August 26, 2003).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Statement of Differences

The trademark symbol shall be expressed as	“TM”
The registered trademark symbol shall be expressed as	“r”
The section symbol shall be expressed as	“SS”