Form 10-K
period 2003-12-31
DOUBLECLICK INC
filed 2004-03-10
CIK 1049480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from to .

Commission file number 000-23709

DoubleClick Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3870996
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

111 Eighth Avenue, 10th Floor

New York, New York 10011
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

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $1,166,825,858 (based on the last reported sale price on the NASDAQ National Market on that date). As of March 8, 2004 there were 137,007,276 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

DOUBLECLICK INC.

2003 FORM 10-K ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

      This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management “believes”, “expects”, “anticipates”, “plans” or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this annual report on Form 10-K and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we may not update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business Overview

      We are a leading provider of products and services used by direct marketers, Web publishers and advertisers to plan, execute and analyze their marketing programs. Combining technology and data expertise, our solutions help our customers optimize their advertising and marketing campaigns online and through direct mail. We offer a broad array of technology and data products and services to our customers to allow them to address the full range of the marketing processes, from pre-campaign planning and testing, to execution, measurement and campaign refinements.

      In 2003, we derived our revenues from two business units: TechSolutions and Data (consisting of our Abacus and Data Management divisions).

      DoubleClick TechSolutions: DoubleClick TechSolutions offers direct marketers, Web publishers and advertisers industry-leading technology solutions for their marketing needs in an increasingly multi-channel world. In 2003, DoubleClick TechSolutions reported revenues of $175.4 million, a decline of 6.3% from 2002.

      Since the successful launch of our first technology product in 1997, DoubleClick TechSolutions has established a track record of innovation and reliability. Solutions offered by TechSolutions include our ad management products and services, consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service and DART Motif, and our marketing automation products and services, consisting of email products and services based on our DARTmail Service, Ensemble, our campaign management software product, and our SiteAdvance analytics tools.

      During 2003, we focused on improving the features and functionality of both our ad management and marketing automation products to address the needs of direct marketers and Web publishers. In particular, we released DARTmail 4.0, an enhanced email platform, that provides customers with advanced reporting capabilities, enhanced subscription management tools and integration with many of our other products and services. In addition, we launched Ensemble 6.5, an improved campaign management solution, that features new customer intelligence, real-time marketing and integration with our DARTmail product. In addition, we introduced DART Motif, a rich media authoring and delivery solution.

      Our patented DART (Dynamic, Advertising, Reporting and Targeting) ad management technology is the platform for many of our TechSolutions products and services. The DART ad management technology is a sophisticated targeting, reporting and delivery tool, relied upon by our customers to measure campaign performance and provide dynamic ad space inventory management.

•	Ad Management Products and Services

•	DART for Publishers Service. Since January 1997, our DART for Publishers Service has provided Web publishers with a comprehensive solution for ad inventory management and ad targeting, delivery and reporting. Deploying the DART ad management technology in data centers all over the world, the DART for Publishers Service offers the scalability, reliability and design needed to deliver large volumes of ads.

•	DART Enterprise Software. DART Enterprise is an online advertising and marketing management licensed software product for Web publishers and merchants. This ad serving software automates critical processes needed to run a successful online marketing business, including sophisticated inventory and order management, precision targeting, dynamic delivery, tracking and detailed campaign reporting.

•	DART for Advertisers Service. The DART for Advertisers Service, which also uses the DART ad management technology, is a Web-based application that enables advertisers and their agencies to increase their return on investment and to streamline the ad management process through analytical reporting. The DART for Advertisers Service offers effective campaign planning, management and optimization to allow advertisers and their agencies to simplify and control their online ad campaigns, understand their customers and act quickly on knowledge gained.

•	DART Motif. DART Motif unites Macromedia Flash, a design authoring tool for rich media ads, with our ad management products, to reduce steps and resources in each stage of the rich media advertising process. It offers DART ad management product users the convenience of one unified system that automates the complete rich media workflow, including creative development, trafficking and delivery, comprehensive, centralized reporting, and billing and reconciliation.

•	MediaVisor. MediaVisor is a Web-based workflow solution that streamlines the entire media planning, buying and tracking process for agencies and advertisers. MediaVisor can be used as a stand-alone tool or in conjunction with DART for Advertisers or with many existing in-house systems.

•	Marketing Automation Products and Services

•	Email. Our suite of email technology products includes both the DARTmail Service, which is a Web-based application, and a licensed software product. Our DARTmail Service enables advertisers and merchants to deliver personalized email communications to their customers for the purpose of building long-term, profitable relationships. These products and services allow direct marketers and Web publishers to manage and deliver their email marketing campaigns. We also offer a Strategic Services team that helps our email marketing clients define, answer and act upon marketing problems and provides strategic consulting guidance and recommendations.

•	Campaign Management. Ensemble is an integrated campaign management software solution that allows direct marketers to plan and execute their acquisition and retention programs from their desktop. Ensemble helps customers improve their marketing return on investment through faster and more granular segmentation as well as enhance marketing velocity through automated scheduling and execution of campaigns.

•	Marketing Analytics. SiteAdvance is a hosted Web site measurement and analysis solution that provides in-depth marketing analytics connecting Web site metrics with multi-channel marketing data. This tool, which complements our DARTmail and DART for Advertisers products and services, enables direct marketers to understand the interaction between marketing programs, site traffic and online transactions.

      Our TechSolutions offerings are backed worldwide by our Global Technical Services team, which offers service 24 hours a day, seven days a week. Through our Global Technical Services team, we provide our customers with a full range of support, from pre-sales technical design and architecture to post-sale implementation. We also provide comprehensive education and consulting services that help our customers maximize the value of our TechSolutions products and services. These consulting services include providing strategic guidance and recommendations, customizing and extending existing TechSolutions products and services, integrating our products and services into existing infrastructure and data assets and training employees to use our products and services more effectively.

      DoubleClick Data: DoubleClick Data, which consists of our Abacus and Data Management divisions, generated revenues of $95.9 million in 2003, an increase of 15.1% from 2002. 2003 revenues include $5.5 million of revenue from our new Data Management division that was formed in June 2003 when we acquired Computer Strategy Coordinators, Inc., a data management company. Abacus revenues were up 12.8% over 2002 to $90.4 million. DoubleClick Data’s 2002 revenues included $3.1 million in revenue from divested businesses.

•	Abacus Division

      Abacus is a leading provider of information products and services to the direct marketing industry. Abacus services help direct marketers, merchants and businesses to increase response rates and profits from their direct mail marketing campaigns. Abacus applies advanced statistical modeling techniques to cooperative databases of consumer and business purchasing behavior to help the Alliance members acquire and retain customers. Based on this data modeling, Abacus identifies those consumers or businesses most likely to purchase a particular product or service. Alliance members use this data to reach identified consumers and businesses by direct mail and email. Abacus is a blind cooperative alliance and only those members of the Abacus Alliance that contribute transaction information into the Abacus Alliance database are entitled to the full range of Abacus services.

      Core Abacus Products. Abacus has been primarily a United States based merchant to consumer business. The Abacus Alliance databases offer a combination of transactional, geographic, demographic and behavioral profile data, enabling marketers to gain a better understanding of consumer behaviors and conduct more effective marketing campaigns. The key products and services we offer to our Abacus Alliance members in the United States include the following:

•	Acquisition Solutions. Our acquisition solutions provide customers with new prospect names ranked according to the likelihood that the consumer will respond to a particular direct marketing offer. The criteria for ranking include recency, frequency, time of year and dollar amount of catalog purchases. This service enables catalog companies to expand their business base and offset consumer attrition.

•	Retention Solutions. Abacus retention solutions allow customers to match Abacus Alliance data to their existing customer information and model the resulting information. This service offers our clients a ranking of the customers contained in a client’s housefile list according to their propensity to respond. This service also allows clients to select only optimal customers to mail, to reactivate older buyers, activate inquiries, suppress low performing names, cross-sell and replace marginal prospect lists at a lower cost.

•	List Optimization. Like our acquisition solutions service, our list optimization service ranks names on a direct mail list according to likelihood of response. This optimization service enables the customer to identify and target the most likely buyers. This process not only increases the potential profitability of the lists a client currently uses, whether a house list or acquired from another source, but also permits the client to use lists that were previously considered unprofitable by selecting names most likely to generate sales.

      Business-to-Business Alliance. Abacus also maintains a Business-to-Business Alliance which now has over one billion transactions and helps its members to improve their direct mail targeting and customer segmentation. The Business-to-Business Alliance allows its participants to leverage the combined breadth of member transactional data managed through a cooperative database. Unlike the Abacus core business-to-consumer Alliance, which focuses on consumer catalog purchase data, the Business-to-Business Alliance is designed for directly marketed business-to-business products and services.

      Abacus International. Abacus maintains the Abacus Alliance for direct marketers in the United Kingdom, which was operated through a joint venture with VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited, until June 2002, at which time we acquired VNU’s 50% interest in the joint venture. In addition, during 2003, we launched an Abacus Alliance in Japan and formed a joint venture with AZ Direct GmbH, a subsidiary of Bertelsmann AG, to operate an Abacus alliance in Germany. We plan to provide products similar to those offered to direct marketers in the United States to our Abacus clients internationally.

•	Data Management Division

      Our Data Management division was formed in June 2003 following our acquisition of Computer Strategy Coordinators, Inc. This division offers direct marketers solutions for building and managing customer marketing databases, tools to plan, execute and measure multi-channel marketing campaigns, as well as list processing and data hygiene products and services. Our data management products and services enable clients to analyze their customer’s purchasing behavior and preferences to make better merchandising decisions and improve target marketing communications. These products and services can help direct marketers improve response rates to marketing campaigns, increase frequency with which customers make purchases, enhance the value of each order and improve customer loyalty over time.

Technology Infrastructure

      Our technology infrastructure and operations are built to deliver high availability, performance, security and scalability. We built our systems environment with multiple layers of redundancy to help ensure we meet and exceed any service level agreements with our customers. We utilize multiple hosting and Internet service provider partners to maximize redundancy and diversity.

      Our systems management tools are designed to switch traffic from one server to another, one data center to another and from one Internet service provider to another seamlessly and efficiently. We have built in horizontal scaling capabilities where appropriate to help ensure the unlimited scalability of our systems. At the same time, the design helps us to minimize the impact of the problems if they occur.

      We have implemented tight change management processes to help ensure the integrity of the production environment. We emphasize the quality of service to our customers by employing internal as well as external monitoring capabilities. We not only provide the 24 hour, seven days a week monitoring for our internal technology environment, but we also provide this service from the end-user perspective. In addition, we have a problem resolution process and escalation steps to handle problems we may encounter while monitoring.

Sales and Marketing

North America

      We sell our products and services in the United States through a sales and marketing organization that consisted of 364 employees as of December 31, 2003. These employees are primarily located at our headquarters in New York and also are based in other North American cities, including Broomfield, Colorado, Thornton, Colorado, San Mateo, California and Toronto, Canada. We generally organize the sales force for our TechSolutions products into two teams, one focused on our ad management products and services and one focused on our marketing automation products and services. Our sales force for our Abacus products and services is generally organized into three teams, one dedicated to the business-to-consumer segment, another dedicated to the business-to-business segment, both of which focus on selling Abacus and other DoubleClick products and services to existing customers, and a third dedicated to new business development with new and existing customers. Our Data Management division has a separate sales force primarily focused on selling its product and services as well as our marketing automation products and services.

      We conduct comprehensive marketing programs and support our direct sales efforts to actively promote the DoubleClick brand. These programs include public relations, online advertisements, print advertisements, Web advertising seminars, trade shows and ongoing customer communications programs.

International

      Our European operations are based out of our Irish subsidiary located in Dublin, Ireland. Our Asian operations are run through our branch office in Hong Kong. We sell our technology products and services through our directly and indirectly owned subsidiaries primarily located in Australia, China, France, Germany, Ireland, Spain, the United Kingdom and Hong Kong. In Japan, our technology products and services are sold through DoubleClick Japan, of which we own approximately 15% of the outstanding shares. We operate the international DoubleClick Data business through indirect wholly owned subsidiaries located in the United Kingdom and Japan and a joint venture located in Germany of which we own a 50% interest. Our international sales and marketing organization consisted of 103 employees as of December 31, 2003. Please see our discussion of the risks relating to our international operations under “Risk Factors” beginning on page 8.

Corporate History

      We were incorporated in Delaware on January 23, 1996 as DoubleClick Incorporated, and changed our name to DoubleClick Inc. on May 14, 1996.

      Our Internet address is www.doubleclick.net. We make available free of charge on our Internet Web Site our annual reports on Form 10-K quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      See Note 18 to the Consolidated Financial Statements for revenues and operating income (loss) attributable to each of our lines of business and revenues and long-lived asset information by geographic region.

Competition

      The market for marketing technology and data products and services is very competitive. We expect this competitive environment to continue in some of our businesses due to low barriers to entry. Competition may also increase as a result of industry consolidation.

      We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

•	the timing and acceptance of new products and services and enhancements to existing products and services developed either by us or our competitors;

•	customer service and support efforts;

•	our ability to adapt, integrate and scale our technology and products, and develop and introduce new technologies, as customer needs change and grow;

•	sales and marketing efforts;

•	the features, ease of use, performance, price and reliability of products and services developed either by us or our competitors; and

•	the relative impact of general economic and industry conditions on either us or our competitors.

      TechSolutions’ ad management products and services compete with providers of outsourced ad management services, ad serving software and related services for the delivery of Web ads for direct marketers, Web publishers and advertisers as well as inhouse solutions. We also compete indirectly with providers of other solutions for online advertising, such as providers of paid search services.

      Within marketing automation, our email delivery products and services compete with other providers of email delivery and inhouse solutions, including providers of email delivery software and related services. We also face competition from providers of enterprise software solutions for online and offline campaign management. In addition, we compete with Web analytics companies and providers of strategic consulting services to online marketers, advertisers and Web publishers.

      Data, through the Abacus division, competes with a broad range of companies that provide information products and marketing research services to the direct marketing industry. Data also competes with direct marketing list providers, data aggregation companies and providers of database marketing services and information products and marketing research services to the direct marketing industry.

      We also face competition from large marketing services providers, including service bureau solutions, that may offer competing products and services as an extension of their other offerings and, therefore may provide customers with a more integrated enterprise solution set. In addition, we compete with point solution providers that may offer expertise in a particular segment or solutions within a specialized market, including providers of online advertising and email products and services.

      We also compete indirectly with others, such as providers of customer relationship management services, and companies that facilitate marketing automation.

Privacy and Data Protection

      We continue to be a leader in promoting consumers’ privacy and understanding the technologies that our clients, direct marketers, advertising agencies and data companies use to communicate with their existing customers and to acquire new customers. Our Chief Privacy Officer leads our privacy and data protection efforts. Our privacy team focuses on ensuring that we are effectively implementing our privacy policies and procedures and works with our clients to institute and improve their privacy procedures, while helping them to educate their customers about the privacy issues applicable to them. In addition, our privacy team actively participates in a number of industry privacy organizations.

Seasonality and Cyclicality

      We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick TechSolutions business, and the direct marketing industry generally compiles more customer data in the third calendar quarter, which directly affects our DoubleClick Data business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising. Expenditures by direct marketers and advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. We believe that our email technology business may experience seasonal patterns similar to those of the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues later in the year. If these patterns continue our revenue may be affected by these fluctuations. Our revenue has in the past and may in the future be materially affected by a decline in the economic prospects of our customers or in the economy or our industry in general, which could alter our current or prospective customers’ spending priorities or budget cycles or extend our sales cycle.

Proprietary Rights

      Our success and ability to effectively compete are substantially dependent on the protection of our proprietary technologies and our other intellectual property, which we protect through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART ad management technology and service. We own other patents, and have patent applications pending, for our some of technology and related products and services.

      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include, among others, DOUBLECLICK®, DART®, DARTMAIL®, ABACUSSM,

DOUBLECLICK ENSEMBLESM, SITEADVANCESM, MEDIAVISORSM, CHANNELVIEWSM and MOTIFSM. We have applied to register our trademarks in the United States and internationally. We have received registrations for the marks DOUBLECLICK®, DART®, DARTMAIL® and the Abacus logo and have applied for registrations of others. We cannot assure you that any of our current or future patent applications or trademark or service mark applications will be approved. In addition, we have licensed, and may license in the future, our trademarks, trade dress and similar proprietary rights to third parties.

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

      Third parties have asserted, and may in the future assert, infringement claims against us, which could adversely affect the value of our proprietary rights, our intellectual property and our reputation. Such claims could subject us to significant liability for damages, and we could be restricted from using our intellectual property. Any claims asserted by third parties or litigation instituted by third parties may also result in limitations on our ability to use our intellectual property, unless we enter into arrangements with third parties asserting such claims, which may not be available on commercially reasonable terms, if at all.

EMPLOYEES

      As of December 31, 2003, we employed 1,223 persons, including 467 in sales and marketing, 219 in engineering and product development, 397 in technology operations, customer support and consulting, and 140 in general administration. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

RISK FACTORS

      As indicated in this annual report on Form 10-K under the caption “Cautionary Note Regarding Forward-Looking Statements”, certain of the information contained in this annual report consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Form 10-K include the following:

RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

                  WE HAVE A LIMITED OPERATING HISTORY AND OUR FUTURE FINANCIAL RESULTS MAY FLUCTUATE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

      We have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including companies that provide marketing technology and data products and services. Our risks include the ability to:

•	achieve anticipated revenue growth rates;

•	manage our operations;

•	compete effectively in the marketplace;

•	develop and introduce new products and services;

•	continue to develop, upgrade and integrate our products and services;

•	attract, retain and motivate qualified personnel;

•	maintain our current, and develop new, relationships with direct marketers, Web publishers, advertisers and advertising agencies; and

•	anticipate and adapt to changing industry conditions.

      We also depend on the use of the Internet for advertising and as a communications medium, the demand for advertising and marketing services in general, and on general economic and industry conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. If we are unsuccessful in addressing these risks, our revenues may decline or may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

WE HAVE A HISTORY OF LOSSES AND MAY HAVE LOSSES AT TIMES IN THE FUTURE.

      With the exception of this past fiscal year, we have incurred net losses each year since inception, including net losses of $117.9 million and $265.8 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2003 our accumulated deficit was $649.5 million. With the exception of this past fiscal year, we have not achieved profitability on an annual basis and may incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures, which may include obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities. As a result of our expenditures, we will need to generate significant revenue to maintain profitability. Even if we do continue to achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

A DECREASE IN EXPENDITURES BY DIRECT MARKETERS AND ADVERTISERS OR A DOWNTURN IN THE ECONOMY COULD CAUSE OUR REVENUES TO DECLINE SIGNIFICANTLY IN ANY GIVEN PERIOD.

      We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenue from products and services we provide to direct marketers, Web publishers, advertisers and advertising agencies. Expenditures by direct marketers and advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including online advertising, has been characterized in the last few years by increasing softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from customers and the reduction of marketing and advertising budgets, especially for online advertising. As a result of these reductions, advertising spending across traditional media, as well as the Internet, has decreased over the past few years. We cannot assure you that further reductions will not occur.

      The number of ad impressions delivered by DoubleClick TechSolutions have, at times in the past, declined and may in the future decline or fail to grow or the price that we can charge for our services may decline, which in either case would adversely affect our revenues. A decline in the economic prospects of direct marketers or the economy in general would also adversely impact the revenue outlook for our marketing automation business. DoubleClick Data, which provides products and services to direct marketers, may face similar pressures. Some direct marketers may respond to economic downturns by reducing the number of catalogs mailed, thereby possibly reducing the demand for DoubleClick Data’s services. If direct marketing activities fail to grow or decline, our revenues could be adversely affected.

      We cannot assure you that reductions in marketing spending will not occur or that marketing spending will not be diverted to more traditional media or other online marketing products and services. However, even if economic conditions improve, we cannot assure you that marketing budgets and advertising spending will increase, or not decrease, from current levels. A decline in the economic prospects of marketers or the economy in general could alter current or prospective marketers’ spending priorities or increase the time it takes to close a sale with a customer. As a result, our revenues from marketing and advertising services may not increase or may decline significantly in any given period.

DISRUPTION OF OUR SERVICES DUE TO UNANTICIPATED PROBLEMS OR FAILURES COULD HARM OUR BUSINESS.

      Our ad management, email marketing and data management technologies reside in our data centers in multiple locations in the United States and abroad. Continued and uninterrupted performance of our technology is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer or our ability to deliver a customer’s online marketing campaign. Sustained or repeated system failures would reduce the attractiveness of our products and services to our customers and could result in contract terminations, fee rebates or credits, or damages resulting from claims or litigation, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

      Our operations are dependent on our ability to protect our computer systems against damage from natural disasters, fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our products or services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our products and services. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts, delays or destroys our operations. Some of our data centers are located at facilities provided by third parties and if these parties are unable to adequately protect our data centers, our business, results of operations and financial conditions could be materially and adversely affected.

WE DO NOT HAVE MULTI-YEAR AGREEMENTS WITH MOST OF OUR CUSTOMERS AND MAY BE UNABLE TO RETAIN CUSTOMERS, ATTRACT NEW CUSTOMERS OR REPLACE DEPARTING CUSTOMERS WITH CUSTOMERS THAT CAN PROVIDE COMPARABLE REVENUES.

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

      In recent years, we have had to respond to significant changes in our industry. As a result, we have experienced industry shifts, continuing expansion of product and service offerings and other changes that have increased the complexity of our business and placed considerable demands on our managerial, operational and financial resources. We continue to increase and change the scope of our product and service offerings both domestically and internationally and to deploy our resources in accordance with changing business conditions and opportunities. We have also grown through geographic expansion and as a result have dispersed offices and operation centers that make it more challenging to manage, operate and monitor our business and operations. To continue to successfully implement our business plan in our changing industry requires effective planning and management processes. We expect that we will need to continue to improve our financial and managerial controls and information and reporting systems and procedures and will need to continue to train and manage our workforce. Our inability to effectively respond to these challenges could materially and adversely affect our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO GENERATE PROFITS FROM MANY OF OUR PRODUCTS AND SERVICES.

      A significant part of our business model involves generating revenue by providing marketing technology and data products and services to direct marketers, Web publishers, advertisers and advertising agencies. The long term profit potential for our business model has not yet been proven. The profitability of our business model is subject to external and internal factors. Any single factor or combination of factors could limit the profit potential, long-term and short-term, of our business model. Like other businesses in the marketing and advertising sectors, our revenue outlook is sensitive to downturns in the economy, including declines in advertising and marketing budgets. The profit potential of our business model is also subject to the acceptance of our products and services by direct marketers, Web publishers, advertisers and advertising agencies. Intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace existing techniques, or may feel that our offerings fall short of their needs. If these outcomes occur, it could have an adverse effect on the profit potential of our business model.

MISAPPROPRIATION OF CONFIDENTIAL INFORMATION COULD CAUSE US TO LOSE CUSTOMERS OR INCUR LIABILITY.

      We currently retain highly confidential information on behalf of our customers in secure database servers. Although we observe security measures throughout our operations, we cannot assure you that we will be able to prevent unauthorized individuals from gaining access to these database servers. Any unauthorized access to our servers, or abuse by our employees, could result in the theft of confidential customer information. If confidential information is compromised, we could lose customers or become subject to liability or litigation and our reputation could be harmed, any of which could materially and adversely affect our business and results of operations.

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

      We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

•	the features, performance, price and reliability of products and services offered either by us or our competitors;

•	the launch timing and market success of products and services developed either by us or our competitors;

•	our ability to adapt, integrate and scale our products and services, and to develop and introduce new products and services that respond to market needs;

•	our ability to adapt to evolving technology and industry standards;

•	our customer service and support efforts;

•	our sales and marketing efforts; and

•	the relative impact of general economic and industry conditions on either us or our competitors.

      Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than do we. These factors could allow them to compete more effectively than we can, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners, direct marketers, Web publishers and advertisers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our products and services or that achieve greater acceptance than our products and services. In addition, current and potential competitors have or may merge or have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective direct marketer, Web publisher, advertising and advertising agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross profits and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

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

WE MAY NOT BE ABLE TO MANAGE OUR OPERATIONAL SPENDING PROPERLY WHICH COULD ADVERSELY IMPACT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

SEASONAL TRENDS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

      Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick TechSolutions business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising. The direct marketing industry generally uses our data services more in the third calendar quarter based on plans for holiday season mailings, which directly affects our DoubleClick Data business. The email technology business may experience seasonal patterns similar to the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues later in the year. As a result, we believe that period-to-period comparisons of our results of operations may not be indicators of future performance.

WE MAY NOT BE ABLE TO CONTINUE TO GROW THROUGH ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

      Our business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, FloNetwork, MessageMedia, Protagona and Computer Strategy Coordinators. We have recorded goodwill in connection with a number of our acquired businesses, including MessageMedia and FloNetwork. We have in the past recognized impairment charges with respect to the goodwill of some acquired businesses as a result of significantly lower-than-expected revenues generated with respect to acquired businesses and considerably reduced estimates of future performance. If market conditions require, we may in the future record additional impairments in the value of our acquired businesses.

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

WE ARE DEPENDENT ON KEY PERSONNEL AND ON KEY EMPLOYEE RETENTION AND RECRUITING FOR OUR FUTURE SUCCESS.

      Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. We do not have employment agreements with these executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.

      We have from time to time in the past experienced, and we expect to continue to experience from time to time in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for certain positions.

WE MAY BE UNABLE TO INTRODUCE NEW OR ENHANCED PRODUCTS AND SERVICES THAT MEET OUR CUSTOMERS’ REQUIREMENTS.

      Our future success will depend in part upon our ability to enhance and integrate our existing products and to introduce new, competitively priced products and solutions with features that meet evolving customer requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products and services:

•	delays or difficulties in product acquisition, integration or development;

•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products; and

•	our failure to anticipate changes in customers’ requirements.

      If we are unable to introduce new and enhanced products and services effectively, our revenues may decline or may not grow in accordance with our business model.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR DAMAGES TO THIRD PARTIES.

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

      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include DOUBLECLICK®, DART®, DARTMAIL®, ABACUSSM, DOUBLECLICK ENSEMBLESM, SITEADVANCESM, MEDIAVISORSM, CHANNELVIEW® and MOTIFSM. We have applied to register some of our trademarks and service marks in the United States and internationally. We cannot assure you that any of these current or future applications will be approved. Even if these marks are registered, these marks may be invalidated or successfully challenged by others. If our trademarks or service marks are not registered because third parties own these marks, our use of these marks will be restricted unless we are able to enter into arrangements with these parties, which may not be available on commercially reasonable terms, if at all.

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

OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED BY LAWSUITS RELATED TO PRIVACY, DATA PROTECTION AND OUR BUSINESS PRACTICES.

      We have been a defendant in several lawsuits and governmental inquiries by the Federal Trade Commission and the attorneys general of several states alleging, among other things, that we unlawfully obtain and use Internet users’ personal information and that our use of ad serving cookies violates various laws. Although the last of these particular matters was resolved in 2002, we may in the future be subject to additional claims or regulatory inquiries with respect to our business practices. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome may be uncertain.

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

ACTIVITIES OF OUR CLIENTS COULD DAMAGE OUR REPUTATION OR GIVE RISE TO LEGAL CLAIMS AGAINST US.

      Our clients’ promotion of their products and services may not comply with federal, state and local laws, including but not limited to laws and regulations relating to the Internet. Failure of our customers to comply with federal, state or local laws or our policies could damage our reputation and adversely affect our business, results of operations or financial condition. We cannot predict whether our role in facilitating our customers’ marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

      We also may be held liable to third parties for the content in the advertising and emails we deliver on behalf of our customers. We may be held liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory, deceptive or otherwise violates applicable laws or regulations. Any claims or counterclaims could be time consuming, result in costly litigation or divert management’s attention.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR INTERNATIONAL OPERATIONS.

      We have operations in a number of countries and have limited experience in developing localized versions of our products and services and in marketing, selling and distributing our products and services internationally. We sell our technology products and services through our directly and indirectly owned subsidiaries primarily located in Australia, Canada, China, France, Germany, Spain, Ireland, the United Kingdom and Hong Kong. In Japan, we sell our technology products and services through DoubleClick Japan, of which we own approximately 15%. We also operate the DoubleClick Data business in the United Kingdom and Japan and, through a joint venture, in Germany.

      Our international operations are subject to other inherent risks, including:

•	the high cost of maintaining international operations;

•	uncertain demand for our products and services;

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	more restrictive data protection regulation, which may vary by country;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	difficulties and costs of staffing and managing foreign operations;

•	cultural differences in the conduct of business;

•	political and economic instability;

•	fluctuations in currency exchange rates; and

•	seasonal fluctuations in Internet usage and marketing and advertising spending.

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

MANY OF OUR CUSTOMERS CONTINUE TO EXPERIENCE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

      Some of our customers have experienced, and may continue to experience, difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to marketing in general and our offerings in particular. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current business environment for our customers worsens, our business, results of operations and financial condition could be materially adversely affected.

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

OUR STOCK PRICE MAY EXPERIENCE PRICE AND VOLUME FLUCTUATIONS, AND THIS VOLATILITY COULD RESULT IN US BECOMING SUBJECT TO SECURITIES OR OTHER LITIGATION, WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

      The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and subject to wide fluctuations. In addition, the stock market has experienced significant price and volume fluctuations. Investors may be unable to resell their shares of our common stock at or above their purchase price.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

      As of December 31, 2003, we had 137,483,705 shares of common stock outstanding, excluding 18,583,969 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce the market value for our common stock.

RISKS RELATED TO OUR INDUSTRY

DIRECT MARKETERS AND ADVERTISERS MAY BE RELUCTANT TO DEVOTE A PORTION OF THEIR BUDGETS TO MARKETING TECHNOLOGY AND DATA PRODUCTS AND SERVICES OR ONLINE ADVERTISING.

      Companies doing business on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers’ total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to online advertising or marketing technology and data products and services if they perceive the Internet or direct marketing to be a limited or ineffective marketing medium. Any shift in marketing budgets away from marketing technology and data products or services or online advertising spending, or our offerings in particular, could materially and adversely affect our business, results of operations or financial condition. In addition, online advertising could lose its appeal to those direct marketers and advertisers using the Internet as a result of its ad performance relative to other media.

IF THE DELIVERY OF INTERNET ADVERTISING ON THE WEB, OR THE DELIVERY OF OUR EMAIL MESSAGES, IS LIMITED OR BLOCKED, DEMAND FOR OUR PRODUCTS AND SERVICES MAY DECLINE.

      Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of emails or Internet advertising, including pop-up and pop-under advertisements, or Internet browsers set to block the use of cookies. We cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the event that one or more of these technologies became widely adopted by computer users, demand for our products and services would decline.

      We also depend on our ability to deliver emails over the Internet through Internet service providers and private networks. Internet service providers are able to block messages from reaching their users and we do not have agreements with any Internet service providers to deliver emails to their customers. As a result, we could experience temporary or permanent blockages of our delivery of emails to their customers, which would limit the effectiveness of email marketing. Some Internet service providers also use proprietary technologies to handle and deliver email. If Internet service providers or private networks materially limit or block the delivery of our emails, or if our technology fails to be compatible with their email technologies, then our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of email marketing may decrease as a result of increased consumer resistance to email marketing in general.

NEW LAWS AND REGULATIONS OR CHANGING INTERPRETATIONS OF EXISTING LAWS AND REGULATIONS COULD HARM OUR BUSINESS.

      Governments in the U.S. and other countries have adopted laws and regulations affecting important aspects of our business, Internet commerce, such as Internet communications, electronic contracting, privacy and data protection, taxation, advertising and direct marketing.

      Many countries, including the countries of the European Union, have implemented more stringent data protection regulations than those in the U.S. Our current policies and procedures may not meet these more restrictive standards. The cost of such compliance could be material, and we may not be able to comply with the applicable regulations in a timely or cost-effective manner.

      In addition, the U.S. and many foreign countries have adopted laws that restrict the transmission of unsolicited commercial email. U.S. law requires senders of commercial electronic mail messages to, among other things, identify their messages as advertisements or solicitations and provide recipients a mechanism to decline (opt out) future commercial email from the sender. The Federal Trade Commission is authorized to regulate commercial email and may impose additional measures such as labeling requirements or a national “Do Not E-Mail” registry. Other countries, including the countries of the European Union, either have or may in the future require senders to obtain recipients’ direct affirmative consent before sending commercial email messages. Although our email delivery is consent-based, we may be subjected to increased liabilities and may be required to change our current email practices in ways that make email communications less effective or more costly.

      Among the technologies we use are “cookies,” or small pieces of data that are recorded on the computers of Internet users. Some countries, including the countries of the European Union, require that Internet users be allowed to refuse to accept cookies or other online tracking technologies. New technologies may make it easier or less inconvenient for Internet users to reject cookies or other online tracking technologies. If a high percentage of Internet users refuse to accept cookies or other online tracking technologies, or if future laws require express consent for the use of cookies or otherwise restrict our use of related Internet technologies, Internet advertising and direct marketing may become more costly and less effective, and the demand for our services may decrease.

      Meanwhile, many areas of the law affecting the Internet remain unsettled, and it can be difficult to determine whether and how existing laws, such as those governing data protection, privacy, intellectual property, financial services, content standards, libel, data security and taxation, may be applied to Internet-based businesses. Our business could be negatively impacted by new applications or interpretations of existing laws and regulations to direct marketing, the Internet or our other lines of business.

      Future laws and regulations could also have a material adverse effect on our business. In particular, new online consumer protection requirements could impose significant, unanticipated compliance costs and could make it inefficient or infeasible to operate certain parts of our business. Governments in the U.S. and other countries are considering new limitations on the collection, use and disclosure of personal information for marketing purposes. Any legislation enacted or regulation issued could dampen the growth and acceptance of our industry in general and of our offerings in particular. We are unable to predict whether any particular proposal will pass, or the nature of the limitations that may be imposed.

      Any changes in applicable legal requirements may cause us to change or discontinue an existing offering, business or business model; cancel a proposed offering or new business; or incur significant expenses or liability that materially and adversely affect our business, financial condition and results of operations.

      We are a member of the Network Advertising Initiative, including its Email Service Provider Coalition, the Privacy Alliance, and the Direct Marketing Association, all industry self-regulatory organizations. These organizations or similar organizations might adopt additional, more burdensome guidelines, compliance with which could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS MAY SUFFER IF THE WEB EXPERIENCES UNEXPECTED INTERRUPTIONS OR DELAYS THAT MAY BE CAUSED BY SYSTEM FAILURES.

      Our success depends, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security and timely development of enabling products. We cannot assure you that the Web infrastructure will effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Furthermore, the Web has experienced unexpected interruptions and delays caused by system failures and computer viruses. These interruptions and delays could impact user traffic and the direct marketers, Web publishers and advertisers using our products and services. In addition, a lack of security over the Internet may cause Internet usage to decline and could adversely impact our business, financial condition and results of operations.

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

      We could lose customers or fail to gain customers if our products and services do not utilize the measuring methods and tools that may become generally accepted. Further, new measurement standards and tools could require us to change our business and the means used to charge our customers, which could result in a loss of customer revenues and adversely impact our business, financial condition and results of operation.

OUR DOUBLECLICK DATA BUSINESS SEGMENT IS DEPENDENT ON THE SUCCESS OF THE DIRECT MARKETING INDUSTRY FOR OUR FUTURE SUCCESS.

      The future success of DoubleClick Data is dependent in large part on the continued demand for our services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to us. Most of our Abacus customers are large consumer merchandise catalog operators in the United States, with a number of operators in the United Kingdom. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal by a substantial number of catalog operators from the Abacus Alliances, would have a material adverse effect on our business, financial condition and results of operations. If email marketing or electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, increases significantly in the future, companies that now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for some DoubleClick Data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

INCREASES IN POSTAL RATES AND PAPER PRICES COULD HARM OUR DOUBLECLICK DATA BUSINESS SEGMENT.

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

Item 2.     Properties

      Our principal executive offices are currently located in a leased facility in New York, New York. We lease office space in Broomfield, Colorado, which was the headquarters for Abacus before our merger and is now primarily used by DoubleClick Data. We also lease office space in Louisville, Colorado, which space was the headquarters of MessageMedia, Inc. before our merger, and in London, England, which space was used by our TechSolutions and Media businesses until we fully vacated the space in 2002.

      We own property in Thornton, Colorado consisting of approximately 115,000 square feet, which is primarily used by our DoubleClick TechSolutions and DoubleClick Data business units and serves as our primary data center.

      A summary of our significant leased office facilities is as follows:

	Approximate Number of	Expiration
Location	Square Feet Leased(1)	of Lease

New York, New York (headquarters)	75,000	June 2018
Broomfield, Colorado	105,000	April 2006
Louisville, Colorado	75,000	October 2010
London, England(2)	65,000	August 2011

(1)	We currently occupy most of the Broomfield facility and do not occupy the Louisville facility. We are currently pursuing several options with respect to unused space in our Louisville facility, including subletting all or a portion of the vacant space in the facilities. The remaining obligations under the Louisville lease are approximately $12 million.

(2)	We do not currently occupy the London facility. This office space is currently being sublet, however, some of this office space is being sublet for a period less than the remaining lease term and our subtenants have the right to terminate their subleases at times in the future. Our total remaining obligation under this lease is approximately $45 million, assuming that we do not receive any sublease income during the lease term. We cannot assure you that we will not incur additional expenses relating to this facility.

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

      In June 2003, our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Our Board of Directors agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO litigations. We believe these claims are without merit and, if the settlement is not finalized, we intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

      In December 2003, an arbitration panel in Sweden issued a decision dismissing all claims brought by a former shareholder of DoubleClick Scandinavia AB. The shareholder claimed that we breached our obligation to issue and register shares of our common stock, which the shareholder claimed caused it to incur damages. The arbitration hearing took place in November 2003.

      We are defending two class action lawsuits, one filed in Allegheny County, Pennsylvania and the other in San Joaquin County, California, alleging, among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisements that plaintiffs assert we delivered to consumers. The actions seek, among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. We believe these claims are without merit and intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these litigations. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

      In October 2003, we received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York seeking documents regarding certain vendors that provided services to us during the period from 1999 through 2001. The services provided by these vendors are unrelated to the products and services provided by us to our customers. We are fully cooperating with the U.S. Attorney’s Office. In addition, we conducted an internal investigation and have implemented remedial measures to improve our selection, use and oversight of our vendors. We do not believe that any overpayments made by us or other inappropriate payments, if any, relating to these vendors are material with respect to our financial statements for the period in question or our current financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock has been quoted on the Nasdaq National Market under the symbol DCLK since our initial public offering on February 20, 1998. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low

2003:
Fourth Quarter	$12.30	$7.71
Third Quarter	13.00	9.04
Second Quarter	11.00	7.10
First Quarter	8.47	5.70
2002:
Fourth Quarter	$7.69	$4.63
Third Quarter	7.33	4.42
Second Quarter	12.32	5.60
First Quarter	13.88	9.09

      On December 31, 2003, the last sale price of our common stock reported by the Nasdaq National Market was $10.30 per share. On March 8, 2004, the last sale price of our common stock reported by the Nasdaq National Market was $10.98 per share. As of March 8, 2004, we had approximately 1,009 holders of record of our common stock.

Dividend Policy

      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

Purchases of Equity Securities

      The following provides information with respect to our purchases of our common stock during the fourth quarter of 2003:

Total Number
of Shares
			Repurchased	Approximate
	Total		as Part of	Dollar Value
	Number		Publicly	that May Yet Be
	of Shares	Average Price	Announced	Purchased under
	Repurchased	Per Share	Program	the Program(1)

December 1 through December 31, 2003	165,500	$8.75	165,500	$98.6 million

(1)	In November 2003, the Board of Directors approved a $100 million stock repurchase program. We did not purchase any other shares of our common stock during 2003.

Item 6.     Selected Financial Data

      The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years ended December 31, 2003, 2002 and 2001 and with respect to our consolidated balance sheets as of December 31, 2003 and 2002 has been derived from the audited financial statements which are included elsewhere herein. The selected consolidated data set forth with respect to our consolidated statement of operations for each of the periods ended December 31, 2000 and 1999 and with respect to our consolidated balance sheet as of December 31, 2001, 2000, and 1999 are derived from our financial statements which are not included herein. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$271,337	$300,198	$405,647	$505,611	$258,294
Income (loss) from operations	12,851	(154,780)	(283,419)	(189,117)	(58,715)
Income (loss) before income taxes	17,957	(115,645)	(263,271)	(155,131)	(47,234)
Net income (loss)	16,918	(117,890)	(265,828)	(155,981)	(55,821)
Basic and diluted net income (loss) per share	$0.12	$(0.87)	$(2.02)	$(1.29)	$(0.51)
Weighted average shares used in basic per share calculation	137,074	135,840	131,622	121,278	109,756
Weighted average shares used in diluted per share calculation	140,720	135,840	131,622	121,278	109,756

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working Capital	$345,170	$366,873	$406,640	$562,510	$309,883
Total Assets	877,897	976,907	1,138,353	1,298,543	729,407
Convertible subordinated notes and other long term obligations(1)	162,046	229,399	266,114	265,609	255,348
Total stockholders’ equity	640,347	610,562	703,323	817,057	361,662

(1)	In June 2003, we issued $135.0 million principal amount of Zero Coupon Convertible Subordinated Notes due 2023. These proceeds, together with existing cash, were used to redeem in July 2003 the remaining $154.8 million principal amount of our outstanding 4.75% Convertible Subordinated Notes due 2006. (See Note 10 to the Consolidated Financial Statements.)

Quarterly Results of Operations

      The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2003. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

								Basic Net
						Weighted	Weighted	Income	Diluted Net
			Income	Net Income		Average	Average	(Loss)	Income
			(Loss)	(Loss)	Net	Common	Common	Per	(Loss) Per
		Gross	From	Before	Income	Shares-	Shares-	Common	Common
Quarter Ended	Revenues	Profit	Operations	Income Taxes	(Loss)	Basic	Diluted	Share	Share

2003
December 31	$72,937	$48,584	$643	$3,471	$3,841	137,571	141,334	$0.03	$0.03
September 30	74,790	49,407	3,748	7,113	6,340	137,366	142,351	0.05	0.04
June 30	63,556	41,108	8,999	6,134	5,831	136,922	140,434	0.04	0.04
March 31	60,054	38,107	(539)	1,239	906	136,437	138,760	0.01	0.01

2002
December 31	$66,266	$38,599	$(68,882)	$(56,392)	$(53,969)	136,024	136,024	$(0.40)	$(0.40)
September 30	74,625	48,377	(69,565)	(59,846)	(61,951)	135,945	135,945	(0.46)	(0.46)
June 30	75,651	47,785	(10,656)	4,190	4,074	136,173	139,323	0.03	0.03
March 31	83,656	51,657	(5,677)	(3,597)	(6,044)	135,218	135,218	(0.04)	(0.04)

      The following paragraphs disclose charges or credits that we believe materially affected our quarterly results during 2003 and 2002:

      In the fourth quarter of 2003, we recorded $5.4 million in additional depreciation expense related to the acceleration of the amortization of leasehold improvements and furniture and fixtures at our New York office due to the change in useful life of these assets. (See Note 1 to the Consolidated Financial Statements). These charges were partially offset by the reversal of a $1.3 million reserve relating to the favorable resolution of certain tax matters. (See Note 13 to the Consolidated Financial Statements).

      In the third quarter of 2003, we recorded $8.3 million in additional depreciation expense related to the acceleration of the amortization of leasehold improvements and furniture and fixtures at our New York and

San Francisco offices due to the change in useful life of these assets. (See Note 1 to the Consolidated Financial Statements). These costs were partially offset by a net restructuring credit of $2.2 million relating to the reversal of a portion of the real estate reserve for our New York and San Francisco facilities (See Note 13 to the Consolidated Financial Statements) and the receipt of $1.4 million by us in connection with an insurance claim settlement.

      In the second quarter of 2003, we recorded a net restructuring credit of $6.9 million, which resulted from a $14.3 million reversal of the real estate reserve for our New York facility partially offset by $7.4 million in additional restructuring charges in connection with our other facilities. (See Note 13 to the Consolidated Financial Statements). In addition, we recognized a loss of $4.4 million associated with the redemption of our 4.75% Convertible Subordinated Notes due 2006. (See Note 10 to the Consolidated Financial Statements).

      In the fourth quarter of 2002, we recorded a restructuring charge of approximately $65.8 million. This charge was primarily related to a decrease in estimated sublease income associated with our New York facility. (See Note 14 to the Consolidated Financial Statements). In addition, we recognized a gain of approximately $7.9 million from the sale of certain investments in affiliates, including DoubleClick Japan and ValueClick, Inc. (See Notes 3 and 4, respectively to the Consolidated Financial Statements).

      In the third quarter of 2002, we recorded an impairment charge of approximately $43.8 million relating to the impairment of goodwill associated with our email reporting unit. (See Note 8 to the Consolidated Financial Statements). Also in the third quarter of 2002, we recorded a restructuring charge of approximately $23.8 million primarily relating to the abandonment of additional space at our New York facility. (See Note 13 to the Consolidated Financial Statements). In addition, we recorded impairment charges of approximately $14.1 million relating to certain investments in affiliates due to a decline in market value that was considered to be other than temporary. (See Note 5 to the Consolidated Financial Statements). In July 2002, we sold our North American Media business to MaxWorldwide, Inc. and recognized a gain of $8.1 million. (See Note 2 to the Consolidated Financial Statements). In addition, we repurchased $64.9 million of our outstanding 4.75% Convertible Subordinated Notes due 2006 for approximately $53.6 million in cash. As a result, we recognized a gain of approximately $11.9 million. (See Note 10 to the Consolidated Financial Statements).

      In the second quarter of 2002, we recognized a gain of approximately $12.3 million on the sale of our @plan research product line. (See Note 2 to the Consolidated Financial Statements). In addition, we recorded a restructuring charge of $7.3 million primarily relating to office consolidations and closures. (See Note 13 to the Consolidated Financial Statements).

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We provide technology and data products and services that direct marketers, Web publishers and advertisers use to optimize their marketing programs and efficiently reach their customers. We derive revenues from two business segments: DoubleClick TechSolutions, which we refer to as our TechSolutions segment and DoubleClick Data, which we refer to as our Data segment. During 2002, through a series of transactions, we divested of our Media businesses and as a result we no longer report a DoubleClick Media segment.

      DoubleClick TechSolutions TechSolutions includes our ad management products and services and our marketing automation products and services. Our ad management products and services consist of our DART for Publishers Service, DART Enterprise, DART for Advertisers Service, Motif and MediaVisor. Our marketing automation products and services include our suite of email technology products consisting of the DARTmail Service and a licensed email software product, our campaign management software product and other related products and services and our Web site measurement and analysis solution. We generate our TechSolutions revenue primarily from the delivery of advertising impressions and emails as well as the sale and the installation of our licensed software products.

      DoubleClick Data Data, which consists of our Abacus and Data Management divisions, provides products and services to direct marketers. Abacus maintains the Abacus Alliance database in the United States, which is the largest proprietary database of consumer transactions used for target marketing purposes, and maintains alliances in the United Kingdom, Japan and through a joint venture, in Germany. In the United States, we also offer a Buisiness-to-Business Alliance. As a result of our acquisition of Computer Strategy Coordinators, Inc., a data management company, in June 2003 we began to offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of the new Data Management division. We generate our Data revenue primarily from the sale of consumer and business prospect lists, list processing, database development and database management services.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions, which management believes to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Variances in the estimates or assumptions used could yield materially different accounting results. Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements.

Restructuring estimates

      Our restructuring reserves at December 31, 2003 consisted of $8.2 million for our previous New York headquarters and approximately $24.8 million for our other facilities, primarily Louisville, Colorado and London, England. All remaining payments for our New York facility were made in January 2004. These payments were consistent with our restructuring accrual established for the New York location. The restructuring accrual associated with the other facilities represents the excess of future lease commitments over estimated sublease income, if any. These accruals were based on an analysis performed with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. The most material estimate is associated with our facility in London where the office space is currently sublet for only a portion of the remaining lease term. The total remaining obligation for this facility is approximately $45.0 million. Our London reserve is based on our estimate of future sublease income relative to the total remaining obligation and was determined based on the probability weights of various future sublease scenarios. These scenarios resulted in a weighted average sublease rate where for each $1.00 change in this assumption, additional restructuring charges or credits of approximately

$0.2 million would be required. If market conditions or other circumstances change, this information may be updated and additional charges or credits may be required.

Advertiser credits and bad debt

      We record reductions to revenue for the estimated future credits issuable to our customers in the event that delivered advertisements do not meet contractual specifications. We follow this method because reasonably dependable estimates of such credits can be made based on historical experience. If the actual amounts of customer credits differ from our estimates, revisions to the associated allowance may be required. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in subsequent periods.

Valuation of investments and goodwill

      We invest in companies, technologies and intangible assets in areas within our strategic focus, some of which have highly volatile fair values and uncertain profit potentials. We evaluate our investments for impairment on a periodic basis and reduce the carrying values of such assets to their estimated fair value when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of strategic investments could indicate an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

      When it is determined that the carrying value of investments may not be recoverable, management measures impairment based on projected discounted cash flows, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors and the closing market price for investments that are publicly traded.

      During the fourth quarter of 2003, we performed our annual impairment test on our email reporting unit to determine if the goodwill associated with this reporting unit was impaired. Projected discounted cash flows were determined based on internal budgets, which were assembled during our strategic planning process. Our internal budgets are based on review of recent sales data for existing products, industry reports by business analysts, planned timing of new product launches and prior period bookings. Based on the results of the projected discounted cash flows as well as price/revenue multiples of competitors, the fair value of our email reporting unit was determined to be in excess of the carrying value of such reporting unit, and, accordingly, no impairment charge was required. If our forecasts and market multiples were significantly lower, impairment charges might have been required. Our 2003 forecasts for the email reporting unit were not significantly different than our actual results.

      As of December 31, 2003, we held investments in equity instruments of public companies received as a result of certain business transactions, including shares held in DoubleClick Japan, AdLINK Internet Media AG and MaxWorldwide, Inc. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. The following sets forth the cost basis and fair market value of these investments, which are included in as “Investment in affiliates” on the Consolidated Balance Sheets.

	As of December 31, 2003

		Fair Market
	Cost Basis	Value

	(In thousands)
DoubleClick Japan	$5,844	$12,981
AdLINK Internet Media AG	$1,855	$7,578
MaxWorldwide, Inc.	$—	$3,840

      Some of these investments have suffered a decrease in value in the past as a result of market volatility. We will continue to evaluate our investments in affiliates for impairment due to declines in market value considered to be other than temporary. This evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific assessments. In the event of a determination that a further decline in market value is other than temporary, a charge to earnings will be recorded for all or a portion of the unrealized loss and a new cost basis in the investment will be established.

Deferred tax assets

      Pursuant to SFAS 109, we record a valuation allowance to the extent realization of our deferred tax assets is not more likely than not. For the years ended December 31, 2003 and 2002, we recorded a valuation allowance of approximately $306.5 million and $293.7 million respectively, against those net deferred tax assets that we believe, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, are not more likely than not expected to be realized. If we determine that we would be able to realize additional or all of our deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital and/or goodwill in the period such determination was made.

Property and equipment

      Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. We periodically review the useful lives of our assets to confirm that such useful life determination is appropriate. If we determine that the estimated useful life of our assets needs to be adjusted to reflect depreciation expense over the remaining time that the assets are expected to remain in service, future income or losses will be impacted in the subsequent periods after such a determination is made.

Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board, referred to as FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, known as SFAS No. 150. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 with the exception of an indefinite deferral relating to application to limited life entities. The adoption of SFAS No. 150 did not have a material effect on our financial position, results of operations or cash flows.

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, known as SFAS No. 149. SFAS No. 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 requires contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position, results of operations or cash flows.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, known as FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after

January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. We do not have any entities as of December 31, 2003 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, known as SFAS No. 148. SFAS No. 148 amends SFAS No. 123, “Stock-Based Compensation,” known as SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

      In November 2002, the Emerging Issues Task Force, referred to as EITF, reached a consensus on the scope of the provisions of Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addressing how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The application of EITF 00-21 did not have a material effect on our financial condition or operating results.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, known as SFAS No. 146. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring”, referred to as EITF 94-3. The principal difference between SFAS No. 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, EITF 94-3 required recognition of a liability for an exit cost when management committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has no effect on exit or disposal activities begun prior to this date.

Business Transactions

Acquisitions

2003

Computer Strategy Coordinators, Inc.

      On June 30, 2003, we completed our acquisition of Computer Strategy Coordinators, Inc. a data management company known as CSC and based in Schaumburg, Illinois. In the transaction, we acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash, inclusive of $0.4 million of direct acquisition costs, and the assumption of certain indebtedness.

2002

MessageMedia

      On January 18, 2002, we completed our acquisition of MessageMedia, Inc., a provider of permission-based, email marketing and messaging solutions. We acquired all the outstanding shares, options and warrants of MessageMedia in exchange for approximately one million shares of our common stock valued at approximately $7.5 million, and stock options and warrants to acquire our common stock valued at approximately $0.2 million. In connection with the acquisition, we loaned $2.0 million to MessageMedia to satisfy MessageMedia’s operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, inclusive of approximately $1.6 million of direct acquisition costs, was approximately $11.3 million.

Abacus Direct Europe

      On June 26, 2002, we acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that we did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. The joint venture was formed in November 1998 and provides database-marketing services to the direct marketing industry, primarily in the United Kingdom. Our investment in the joint venture was previously accounted for under the equity method of accounting. We acquired all the outstanding shares of Abacus Direct Europe held by VNU in exchange for approximately $3.7 million in cash and direct acquisition costs.

Protagona

      On November 4, 2002, we completed our acquisition of Protagona plc, a campaign management software company based in the United Kingdom. In the transaction, we acquired all the outstanding shares of Protagona in exchange for approximately $13.6 million in cash.

Divestitures

European Media Business

      On January 28, 2002, we completed the sale of our European Media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with our European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to us at the closing of the transaction. Following the closing of the transaction described above, United Internet AG, AdLINK’s largest shareholder, exercised its right to sell us 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to our agreement with United Internet, the exercise of this right caused our option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option is only exercisable if AdLINK has achieved EBITDA-positive results for the fiscal quarters ending December 31, 2003 and March 31, 2004. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexercisable as of December 31, 2003 or March 31, 2004, as applicable. AdLINK’s results for year ended December 31, 2003 were not publicly available as of the date of this filing.

      As the result of the transactions described above, we sold our European Media business and received a 15% interest in AdLINK, which represented approximately 3.9 million shares valued at approximately $8.3 million. Our option to acquire an additional 21% of the outstanding common shares of AdLINK from United Internet also vested. We received $2.0 million as partial reimbursement for our cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of our European subsidiaries pursuant to our agreement to sell our European Media business. As a result of this transaction, we recognized a loss of approximately $1.7 million, which has been included in “Gain on sale of businesses, net” in the Consolidated Statements of Operations.

North American Media Business

      On July 10, 2002, we sold our North American Media business to L90, Inc., which was renamed MaxWorldwide, Inc., in exchange for 4.8 million shares in MaxWorldwide and $5.0 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. Pursuant to the merger agreement, we have the right to receive an additional $6.0 million if, prior to July 10, 2005, MaxWorldwide achieves EBITDA-positive results for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. During the three months ended September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003, and the one month ended July 31, 2003, MaxWorldwide did not achieve EBITDA-positive results. As a result of MaxWorldwide’s repurchase of its common stock in 2002, our ownership percentage in MaxWorldwide increased to 19.8% as of December 31, 2003.

      As of August 1, 2003, MaxWorldwide has adopted the liquidation basis of accounting and therefore will not be reporting a statement of operations for periods subsequent to July 31, 2003. On July 22, 2003, MaxWorldwide stockholders approved a proposal to adopt a plan of liquidation and dissolution pursuant to which it would dissolve and liquidate MaxWorldwide and its subsidiaries. On July 31, 2003, MaxWorldwide completed the sale of its MaxOnline division and the plan of liquidation and dissolution became effective. As a result of these events it is unlikely that MaxWorldwide will achieve the financial milestones that would trigger our right to receive the $6.0 million in contingent cash consideration discussed above.

      In its quarterly report on Form 10-Q for the quarter ended September 30, 2003, MaxWorldwide reported net assets in liquidation of approximately $25.7 million. On March 2, 2004 MaxWorldwide announced that it will make a distribution of $0.50 per share of common stock outstanding payable on March 24, 2004 in connection with its plan of liquidation and dissolution. We expect to receive proceeds of approximately $2.4 million as a result of this distribution which will be recorded as income in the quarter ending March 31, 2004.

@plan

      On May 6, 2002, we sold our @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock valued at approximately $6.1 million. We sold these shares in the fourth quarter of 2002 and the first quarter 2003.

DoubleClick Japan

      On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan and received proceeds of $14.3 million, reducing our ownership interest to 15.6%. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. We have also retained one seat on DoubleClick Japan’s board of directors.

Results of Operations

      A summary of our financial results is as follows:

2003 compared to 2002

      2003 revenues were $271.3 million, which was a decline of $28.9 million compared to 2002. This decrease was attributable to the divestitures of our Media and Research businesses in 2002 and weakness in our TechSolutions business during the first half of the year, partially offset by acquisition related growth from our new Data Management business and continued growth in our core Abacus business. Operating income improved by $167.6 million, as operating expenses declined over 50% due to the absence of goodwill impairment and restructuring charges recorded in 2002 and our continued focus on cost control. Net income was $16.9 million, or $0.12 per diluted share, versus a net loss of $117.9 million, or $0.87 per diluted share, in 2002. Net income in 2003 was negatively impacted by $14.6 million in accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco. These costs were partially offset by a net restructuring credit of $9.1 million relating to the reversal of a portion of our real estate reserves. We expect revenue and operating income to increase in 2004 as a result of a positive business outlook for each of our product lines. In addition, we expect to invest additional resources in product development and sales and marketing in order to generate future revenue growth.

2002 compared to 2001

      2002 revenues were $300.2 million, a decline of $105.4 million compared to 2001. This decline was a result of the reduction in overall online advertising spending and our divestiture of certain businesses, partially offset by growth in our email and Abacus businesses. Operating loss improved by $128.6 million due to reductions in operating expenses partially offset by our decline in gross profit. Operating expenses decreased to $341.2 million from $511.7 million in 2001, and included $94.0 million in restructuring charges, $47.1 million in goodwill and other impairments and $12.4 million in amortization of intangibles in 2002. Operating expenses for the year ended December 31, 2001 included $43.5 million in amortization of goodwill, $8.7 million in amortization of intangibles, $72.1 million in goodwill and other impairments, $15.5 million in non-cash compensation charges, and $84.2 million in restructuring charges. Net loss including these charges was $117.9 million, or $0.87 per diluted share, in 2002 as compared to a loss $265.8 million, or $2.02 per diluted share, in 2001.

      Revenues, gross profit and operating income (loss) by segment are as follows (in thousands):

	For the Year Ended December 31,			2003 vs. 2002		2002 vs. 2001

	2003	2002	2001	Change	%	Change	%

Revenue:
TechSolutions	$175,403	$187,155	$206,999	$(11,752)	(6.3)%	$(19,844)	(9.6)%
Data	95,934	83,349	81,329	12,585	15.1%	2,020	2.5%
Media	—	32,660	129,336	(32,660)	—	(96,676)	(74.7)%
Elimination(1)	—	(2,966)	(12,017)	2,966	—	9,051	75.3%

Total	$271,337	$300,198	$405,647	$(28,861)	(9.6)%	$(105,449)	(26.0)%

	For the Year Ended December 31,			2003 vs. 2002		2002 vs. 2001

	2003	2002	2001	Change	%	Change	%

Gross Profit:
TechSolutions	$111,250	$117,295	$132,311	$(6,045)	(5.2)%	$(15,016)	(11.3)%
Data	65,956	59,788	54,817	6,168	10.3%	4,971	9.1%
Media	—	9,659	41,279	(9,659)	—	(31,620)	(76.6)%
Elimination(1)	—	(324)	(157)	324	—	(167)	106.4%

Total	$177,206	$186,418	$228,250	$(9,212)	(4.9)%	$(41,832)	(18.3)%

	For the Year Ended December 31,			2003 vs. 2002		2002 vs. 2001

	2003	2002	2001	Change	%	Change	%

Operating Income/(Loss):
TechSolutions	$10,262	$(45,572)	$(23,042)	$55,834	122.5%	$(22,530)	(97.8)%
Data	27,264	26,920	(61,562)	344	1.3%	88,482	143.7%
Media	—	(3,775)	(51,053)	3,775	—	47,278	92.6%
Elimination/ Corporate(1)	(24,675)	(132,353)	(147,762)	107,678	81.4%	15,409	10.4%

Total	$12,851	$(154,780)	$(283,419)	$167,631	108.3%	$128,639	45.4%

(1)	Adjustments to reconcile segment reporting to consolidated results are included in “Elimination” and “Elimination/ Corporate.”

DoubleClick TechSolutions

      TechSolutions revenue is derived from the sales of our ad management and marketing automation products and services. Our ad management products and services consist of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service, Motif and MediaVisor. Our marketing automation products and services consist of a suite of email products based on our DARTmail Service, Ensemble, our campaign management software tool, and SiteAdvance, our Web site analytics solution. TechSolutions cost of revenue includes costs associated with the delivery of advertisements and emails, including Internet access costs, depreciation of the ad and email delivery systems, the amortization of purchased technology and facility- and personnel-related costs incurred to operate and support our ad management and marketing automation products.

2003 Compared to 2002

      TechSolutions revenue decreased by 6.3% to $175.4 million for the year ended December 31, 2003 from $187.2 million for the year ended December 31, 2002. The decrease in TechSolutions revenue was primarily attributable to declines in our ad management products and services, partially offset by growth in our marketing automation products and services. Ad management revenue decreased by 12.5% to $128.8 million in 2003 compared to 2002. The effective price of our hosted ad management products decreased by approximately 15.0%, net of aggregate beneficial foreign currency fluctuations of $5.0 million. For the period, volumes increased by approximately 6.1%. The decline in effective price was primarily due to a change in product and client mix as well as lower pricing for some renewals. The change in client mix was driven by the acquisition of higher-volume, lower-priced customers. As a large portion of our costs are fixed, we believe we can offer these clients lower prices while still maintaining our gross margins. Marketing automation revenue increased 16.8% to $46.6 million in 2003 compared to 2002. These revenues consisted primarily of our DARTmail products and services, which were $39.4 million in 2003, up marginally versus the prior year. Effective prices within DARTmail climbed approximately 5.1% offset by declines in volume of approximately 5.3%. Ensemble, which we acquired in November 2002 and SiteAdvance generated the remainder of our revenues.

      TechSolutions gross profit was $111.3 million or 63.4% of revenue for the year ended December 31, 2003 compared to $117.3 million or 62.7% for the year ended December 31, 2002. Gross profits declined primarily due to the decline in revenues and an increase in depreciation expense of $2.2 million, which was primarily due to the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco. These items were partially offset by a reduction in Internet access costs of $4.1 million due to the renegotiation of many of our contracts with our Internet service providers and the absence of the restructuring charge of $4.4 million that was incurred in 2002 relating to the relocation of our data center from New York to Thornton, Colorado.

      TechSolutions operating income was $10.3 million for the year ended December 31, 2003, an increase of $53.5 million versus the prior year. This increase was a result of a reduction in operating expenses of $59.5 million, partially offset by the $6.0 million decline in gross profit. 2003 operating expenses declined due to the absence of the $56.6 million of goodwill impairment and restructuring charges incurred in 2002 as well as reductions in bad debt expense of approximately $7.2 million. The reduction in bad debt reflects our improved collection results. These costs were partially offset by increases in depreciation expense of $5.2 million due to the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco. Overall, TechSolutions incurred $7.4 million in additional depreciation expense associated with our real estate transactions in 2003, of which $2.2 million was included as a component of cost of revenue and $5.2 million as a component of operating expenses.

2002 Compared to 2001

      In 2002, TechSolutions revenue was $187.2 million, a decline of $19.9 million or 9.6% over the prior year. The reduction in TechSolutions revenue reflected in large part the decline in overall advertising spending. The decline in advertising spending intensified pricing competition. These two trends had a pronounced effect on our TechSolutions business. On a product basis, ad management revenue decreased 19.7% to $147.2 million in 2002 compared to $183.3 million in 2001. The effective price for our ad management products decreased approximately 12% while volume dropped approximately 9%. Nearly 50% of this volume decline was associated with the divestiture of our North American Media business in July 2002. Conversely, marketing automation revenue increased 89% to $39.9 million in 2002 compared to $21.1 million in 2001. This growth was primarily associated with our acquisitions of MessageMedia in January 2002 and FloNetwork in April 2001.

      TechSolutions gross profit in 2002 declined $15.0 million to $117.3 million versus $132.3 million in 2001. Gross margins declined as well to 62.7% in 2002 from 63.9% in 2001. These declines were associated with our drop in revenues, the restructuring charge of $4.4 million relating to the write-off of certain fixed assets associated with the move of our data center from New York to Thornton, Colorado and an increase in personnel and the amortization of purchased technology, both resulting from our acquisitions of FloNetwork and MessageMedia. These items were offset by reductions in depreciation expense of $10.1 million and Internet access costs of $4.5 million. The reduction of depreciation expense resulted from our extension of the useful life of our ad delivery hardware and software from three to four years to recognize depreciation expense over the remaining time that assets will be in service. The decline in Internet access costs was due to the renegotiation of many of our contracts with our Internet service providers.

      TechSolutions operating loss was $45.6 million in 2002, a decline of $23.0 million versus 2001. The increase in operating loss was driven by an increase in operating expenses of $5.2 million and the $15.0 million decline in gross profits. Operating expenses were impacted in 2002 by $56.6 million of goodwill impairment and restructuring charges as compared to $17.7 million in 2001. These costs were partially offset by reductions in headcount-related expenses and other cost saving initiatives in both years. Average TechSolutions headcount in 2002 was down approximately 11% from 2001.

      In 2004, we plan to invest additional resources in our TechSolutions research, product development and sales departments to fund future revenue growth. As a part of this strategy, we anticipate hiring additional employees during 2004. We anticipate TechSolutions overall revenue and operating income will grow in each product line even with the additional investments described above.

DoubleClick Data

      DoubleClick Data revenue has historically been derived primarily from its Abacus division, which provides products and services, such as acquisition solutions, retention solutions and list optimization, to direct marketers and merchants in the Abacus Alliances. As a result of our acquisition of CSC in June 2003, we began to offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of the new Data Management division. Data cost of revenue includes expenses associated with maintaining and updating the Abacus databases, facility- and personnel-related expenses to operate and support our production equipment, the amortization of purchased intangible assets and subscriptions to third party providers of lifestyle and demographic data that is used to supplement our transactions based databases.

      Following the acquisition of @plan.inc in February 2001, we created a separate research division within Data designed to offer market research analysis tools that provide advertisers, brand marketers and e-businesses with analyses of online advertising campaigns, consumer behavior and purchasing patterns. Research revenue in 2002 and 2001 was derived primarily from the sale of annual subscriptions to its market research systems. On May 6, 2002, we sold our @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce. Revenue and operating losses recognized by the @plan research product line were approximately $3.1 million and $0.7 million, respectively, for the year ended December 31, 2002 and $9.9 million and $76.9 million for the year ended December 31, 2001, inclusive of a goodwill impairment charge of $53.3 million.

      On June 26, 2002, we acquired the remaining 50% of the Abacus Direct Europe B.V. joint venture that we did not previously own from VNU Marketing Information Europe & Asia B.V., an affiliate of Claritas (UK) Limited. On June 30, 2003, we completed the acquisition of CSC and formed our Data Management division. The results of operations for Abacus Direct Europe and CSC have been included in our Consolidated Statements of Operations from the date of acquisition. Revenues and operating losses recognized for these acquisitions were approximately $13.3 million and $6.4 million, respectively, for the year ended December 31, 2003 and $4.2 million and $0.1 million for the year ended December 31, 2002. Revenues for Abacus Direct Europe were primarily related to acquisition solutions provided to Abacus Alliance members in the United Kingdom.

2003 Compared to 2002

      Data revenue increased 15.1% to $95.9 million for the year ended December 31, 2003 compared to $83.3 million for the year ended December 31, 2002. The increase is primarily attributable to the acquisitions of Abacus Direct Europe and CSC, and continued growth from our core Abacus business. Abacus revenues increased 12.8% to $90.4 million in 2003 compared to $80.2 million in 2002. The increase in revenue from our core Abacus products in the United States was primarily attributable to increases in both the number of clients and revenues per client. In addition, revenue also increased as a result of the introduction of new products.

      Gross profits increased $6.2 million to $66.0 million or 68.8% of revenues versus $59.8 million or 71.7% of revenues in the prior year. Gross profits were driven by the improvement in sales, partially offset by an increase in the amortization of purchased technology associated with our acquisition of CSC and production costs associated with this lower margin business.

      Data operating income increased marginally to $27.3 million for the year ended December 31, 2003. This change was due to an increase in gross profits of $6.2 million offset by an increase in operating expenses of $5.8 million. Operating expenses increased primarily due to additional headcount assumed as a result of the Abacus Direct Europe and CSC acquisitions. Average Data headcount increased 27.3% in 2003 versus 2002. In addition, amortization expense associated with intangible assets acquired in connection with these acquisitions increased as well.

2002 Compared to 2001

      In 2002, Data revenue increased 2.5% to $83.3 million in 2002 compared to $81.3 million in 2001. This increase in revenues was primarily due to growth in the Abacus US business of $4.6 million and revenues generated from Abacus Direct Europe of $4.2 million, offset by the impact of the sale of the @plan research product line in May 2002. The growth in revenues from the Abacus US business related primarily to increases in acquisition and retention solutions provided to Abacus Alliance and Business-to-Business Alliance members as direct marketers began to focus on client acquisition towards the later half of 2002.

      Gross profits increased $5.0 million to $59.8 million or 71.7% of revenue in 2002 as compared to $54.8 million or 67.4% of revenues in 2001. The increase in gross profit was primarily attributable to an increase in sales, the reduction in depreciation expense on production equipment and the divestiture of the lower margin @plan research product line, partially offset by the amortization of purchased intangible assets associated with Abacus Direct Europe. The reduction in depreciation expense resulted from our extension of the useful life of our production hardware and software from three years to four years to recognize depreciation expense over the remaining time that the assets will be in service.

      Data’s operating income was $26.9 million in 2002, an improvement of $88.5 million versus 2001. This increase was primarily attributable to a decrease in operating expenses of $83.5 million and an increase in gross profits of $5.0 million. 2002 operating expenses declined primarily as a result of the sale of the @plan research product line in May of 2002 in addition to the absence of goodwill impairment charges of $53.3 million and goodwill amortization of $18.3 million, which were recorded during 2001 as well as reductions in personnel related expenses, bad debt expense and other cost saving initiatives. Average Data headcount declined approximately 17.5% in 2002 versus 2001. The reduction in bad debt reflected our improved collection efforts.

      We anticipate Data revenue to increase in 2004 as a result of our acquisition of CSC, growth from our Abacus Alliances in the United States and United Kingdom, new product offerings in the Data Management division and from our international businesses.

DoubleClick Media

      During 2002, through a series of transactions, we divested of our Media businesses and therefore did not report a Media segment during 2003. Our Media segment revenue was derived primarily from the sale and delivery of advertising impressions through third-party Web sites that comprised the DoubleClick Media network. Media cost of revenue consisted primarily of service fees paid to Web publishers for impressions delivered on our network, and the costs of ad delivery and technology support provided by TechSolutions.

      Revenue for Media decreased 74.7% to $32.7 million for the year ended December 31, 2002 compared to the prior year. The decrease in DoubleClick Media revenue primarily resulted from the sale of our European and North American Media businesses. On January 28, 2002, we completed the sale of the European Media business to AdLINK. On July 10, 2002, we completed the sale of the North American Media business to L90, which was renamed MaxWorldwide. For the years ended December 31, 2002 and 2001, revenues derived by the European Media business were $1.1 million and $29.0 million, respectively. Revenue recognized by the North American Media business was approximately $20.8 million and $85.5 million for the years ended December 31, 2002 and 2001, respectively. On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan and reduced our ownership interest to 15.6%. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting and no longer consolidate its results of operations. Revenue recognized by the DoubleClick Japan Media business was approximately $10.8 million and $14.8 million for the years ended December 31, 2002 and 2001, respectively.

      In 2002, Media revenue also decreased due to the decline in overall online advertising spending and the departure of the AltaVista Web site from our network. Media revenue for the year ended December 31, 2001 included approximately $8.8 million or 6.8% of Media revenue, for advertising impressions delivered to users of the AltaVista Web site. No such revenue was recognized in Media’s results during the year ended December 31, 2002.

      Operating losses recognized by the European, North American and DoubleClick Japan Media businesses was approximately $0.7 million, $2.4 million and $0.7 million, respectively, for the year ended December 31, 2002. Operating losses recognized by the European, North American and DoubleClick Japan Media businesses was approximately $26.8 million, $23.2 million and $1.1 million, respectively, for the year ended December 31, 2001.

Operating Expenses

      Operating costs and expenses were as follows (in thousands):

	For the Year Ended December 31,			2003 vs. 2002		2002 vs. 2001

Operating Expenses:	2003	2002	2001	Change	%	Change	%

Sales and marketing	$92,308	$101,527	$182,782	$(9,219)	(9.1)%	$(81,255)	(44.5)%
General and administrative	36,063	46,401	65,695	(10,338)	(22.3)%	(19,294)	(29.4)%
Product development	39,180	39,790	53,447	(610)	(1.5)%	(13,657)	(25.6)%

Sales and marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with our sales and marketing departments. Sales and marketing expenses declined $9.2 million in 2003 versus 2002, but remained flat at 34% as a percentage of revenue. The decrease was primarily attributable to reductions in personnel-related costs of $4.0 million as average sales and marketing headcount decreased 8.5% in 2003 compared to 2002 and a reduction of $7.6 million in bad debt expense due to improved collection results. Additionally, marketing expenses decreased by $1.1 million. These decreases were offset by a $4.7 million increase in depreciation expense relating to the termination of real estate leases.

      Sales and marketing expenses decreased $81.3 million in 2002 compared to 2001 and as a percentage of revenue from 45% in 2001 to 34% in 2002. The decrease was primarily attributable to headcount reductions associated with restructuring activities, which resulted in declines in personnel-related costs of $32.6 million and rent and utilities of $7.3 million. Average headcount dropped 43.3% in 2002 from 2001. The implementation of cost saving initiatives resulted in reductions to travel and entertainment expenses of $4.4 million and a decline in marketing expenditures of $9.8 million. Additional reductions in 2002 resulted from the elimination of non-cash compensation paid to former shareholders of DoubleClick Scandinavia of $15.2 million and bad debt expense of $4.2 million.

      In 2004, we expect the absolute dollar amount of sales and marketing expenses to increase due to the hiring of additional employees, but to decrease slightly as a percentage of revenues due to anticipated higher revenues.

General and administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services and other operating expenses associated with our executive, finance, human resources, legal, facilities and administrative departments. General and administrative expenses decreased $10.3 million to 13.3% of revenue in 2003 compared to 15.5% in 2002. The decrease was due to the decline in average general and administrative headcount of 30.1% in 2003 compared to 2002, resulting in a decrease of $5.6 million in personnel-related costs. Cost savings initiatives during the year resulted in reductions of $0.7 million in telephone expenses and $0.7 million in outside service fees. Professional fees decreased by $3.1 million in part due to the receipt of an approximately $1.4 million insurance claim settlement during the third quarter of 2003. These decreases were offset by a $1.2 million increase in depreciation expense relating to the termination of real estate leases.

      General and administrative expenses in 2002 were 15.5% of revenue versus 16.2% in 2001. The $19.3 million decrease in general and administrative expense was primarily the result of overall reductions in professional services fees of $8.9 million which resulted in part from a reduction in legal fees as well as a reduction in consulting fees associated with tighter cost controls. Personnel-related costs declined $6.3 million as the result of headcount reductions associated with our restructuring activities, as average general and administrative headcount was reduced 32.3% in 2002 compared to 2001. Additionally, rent and utilities decreased $1.8 million resulting from headcount reductions as well as office closures and consolidations.

      In 2004, we expect general and administrative expenses to decrease in absolute dollars and as a percentage of revenues due to reductions in depreciation expense and anticipated higher revenues.

Product development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products and provide quality assurance. Product development expenses were flat in 2003 compared to 2002, but increased as a percentage of revenue to 14.4% from 13.3% in 2002. Product development expenses were impacted in 2003 by an increase of $1.0 million in personnel-related expenses and $0.5 million in depreciation expense relating to the termination of real estate leases. These expenses were offset by cost saving initiatives we employed during the year which resulted in reductions in computer expenses of $1.1 million and outside services fees of $0.5 million.

      Product development expenses declined $13.7 million in 2002 from 2001, but remained flat as a percentage of revenue at 13.3%. The decline in product development expenses was primarily the result of decreases in personnel-related costs of $9.1 million due to headcount reductions associated with our restructuring activities. Average product development headcount was reduced 25.7% in 2002 compared to 2001. In addition, professional fees decreased $2.4 million associated with the implementation of tighter cost controls and rent and utilities declined $2.1 million as a result of headcount reductions as well as office closures and consolidations.

      We believe that ongoing investment in product development is critical to the attainment of our strategic objectives. As such, we expect product development expenses in 2004 to increase in absolute dollars due to the allocation of additional resources but to remain flat as a percentage of revenue.

Amortization of goodwill and intangibles

      In accordance with SFAS 142, goodwill is no longer amortized as of January 1, 2002 but is periodically tested for impairment. Goodwill amortization was approximately $43.5 million as of December 31, 2001 and related to the acquisitions of @plan, Flashbase, FloNetwork, DoubleClick Scandinavia and DoubleClick Japan.

      Amortization of intangible assets consists primarily of the amortization of customer relationships and patents. Amortization expense was $5.9 million, $12.4 million and $8.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease of $6.5 million in 2003 compared to the prior year was primarily the result of certain intangible assets becoming fully amortized during the year. The increase of $3.7 million from 2001 to 2002 was primarily the result of the amortization of customer relationships acquired in the business combinations of MessageMedia and Abacus Direct Europe.

      We expect amortization of intangible assets to decrease in 2004 as more intangible assets become fully amortized.

Goodwill and other impairments

      For the year ended December 31, 2003 we did not record any impairment charges for our goodwill or intangible assets.

      Goodwill and other impairments was $47.1 million for the year ended December 31, 2002 and $72.1 million for the year ended December 31, 2001. In 2002 based on the prolonged softness in the economy and the then current and operational performance of our email reporting unit, we initiated a third-party valuation of our email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $43.8 million being recorded during the year. The fair market value of the email reporting unit was determined based on revenue projections, the then recent transactions involving similar businesses and the price/revenue multiples at which they were bought and sold, and the price/revenue multiples of our competitors in the email marketplace at that time. In addition, we also determined that the fair values of certain intangibles assets were considered impaired. We recorded an impairment charge of $3.3 million based on the difference between the carrying value and estimated fair value of certain intangible assets associated with the email reporting unit.

      In 2001 the persistence of unfavorable economic conditions led us to undertake a review of the recoverability of certain of our investments. As a result of the then significantly lower-than-expected revenues generated to date and considerably reduced estimates of future performance, we concluded that our investments in @plan and Flashbase were impaired. Accordingly, we recognized an approximately $63.3 million impairment charge equal to the difference between our investments in, and the estimated fair value of, these businesses in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

      The amount of the goodwill impairment was calculated based on discounted analyses of these entities’ expected future cash flows, which were no longer deemed adequate to support the value of the goodwill associated with these investments. In both cases, sharply-reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate online advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001.

      These businesses expected future cash flows and terminal values were based on our budgeted forecasts and estimates. In our calculation to determine the impairment charge for our investment in @plan, we used a discount rate of 15% and assumed a remaining useful life of 2.5 years, which represented the remaining useful life of the goodwill associated with this investment. In our calculation to determine the impairment charge for Flashbase, we used a discount rate of 15% and a useful life of 1.75 years, which represented the remaining useful life of the goodwill associated with this investment.

      In addition, in connection with the decision to sell our European Media operations, we determined that the estimated fair value of the consideration we would receive pursuant to the sale agreement would be less than the carrying value of our European Media operations. We concluded that the investment in our European Media operations was impaired. As a result, we recorded a charge of approximately $8.8 million in the fourth quarter of 2001.

Restructuring (credits) charges, net

      During the year ended December 31, 2003, we recorded restructuring credits of approximately $16.5 million, partially offset by restructuring charges of approximately $7.4 million. This resulted in a net restructuring credit of $9.1 million. This credit was due to the reversal of a portion of our real estate reserve relating to our previous New York headquarters and our San Francisco facility. The reversal of the reserve was a result of final lease terminations with respect to our New York headquarters and San Francisco facility for which our reserve was in excess of our expected payments. Total costs to terminate the lease associated with these facilities were approximately $44.5 million and $26.4 million, respectively, inclusive of broker commissions and related costs. We anticipate average annual cash rent savings of approximately $14 million during the period commencing January 2004 and extending through January 2015 as a result of the New York and San Francisco lease terminations.

      Of the remaining $33.0 million in cash outlays relating to our restructuring activities, we estimate that we will pay approximately $12.0 million in 2004, and approximately $21.0 million in 2005 and the following years. We anticipate that these outlays will be funded from available sources of liquidity. However, there can be no assurance that such cost reductions can be sustained or that estimated costs of such actions will not change.

      During the year ended December 31, 2002, we took steps to realign our sales, development and administrative organization and reduce corporate overhead to position us for profitable growth in the future consistent with management’s long-term objectives. This involved the involuntary termination of approximately 250 employees, primarily from our TechSolutions division, as well as the closure of several offices and charges for excess real estate space. As a consequence, we recorded a charge of $98.4 million to operations during the year, of which $94.0 million and $4.4 million have been classified in operating expenses and cost of revenue, respectively. The charge primarily related to the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously accrued) of approximately $77.0 million, the write-off of fixed assets situated in closed or abandoned offices of approximately $15.7 million and payments for severance of approximately $5.7 million. The accrual for future lease costs and the write-off of fixed assets were primarily related to our previous New York office. These charges were driven by the abandonment of additional space, reductions in the estimates of future sublease income, as well as the lengthening of the time required to find a sublease tenant. In addition, we moved our data center operations from New York to our Thornton, Colorado facility. As a result, we recorded a charge of $4.4 million to cost of revenue relating to the write-off of certain fixed assets.

      During the year ended December 31, 2001, we took certain actions to increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 605 employees, primarily from our Media and TechSolutions divisions, as well as the consolidation of some of our leased office space and the closure of several of our offices. As a consequence, we recorded an $84.2 million charge to operations during 2001. This charge included approximately $51.7 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $19.5 million for the write-off of fixed assets situated in office locations that were closed or consolidated, $10.4 million for severance-related payments to terminated employees and approximately $2.6 million in other lease exit costs. The fixed asset impairments arose primarily from the write-off of the carrying values of leasehold improvements in offices in New York, San Francisco and London that were abandoned as part of the restructuring activities. Other exit costs included consulting and professional fees related to the restructuring activities and expenses associated with the decision to move the TechSolutions customer support department from New York to Colorado

      We will continue to review our sublease assumptions surrounding our excess real estate, principally in London, England and Louisville, Colorado and may incur additional restructuring credits or charges in 2004.

Non-Operating Expenses and Income Taxes

Equity in losses of affiliates

      Equity in losses of affiliates was $2.5 million, $0.3 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, we recognized equity losses of $2.0 million from our equity investment in MaxWorldwide and $0.5 million from our equity investment in DoubleClick Japan.

      In 2002, we recognized equity income of $0.2 million relating to our 50% interest in the Abacus Direct Europe joint venture and an equity loss of approximately $0.5 million from our equity investment in MaxWorldwide. Since the June 26, 2002 acquisition of the remaining 50% interest of Abacus Direct Europe that we did not previously own, the results of operations of Abacus Direct Europe have been consolidated into our operations.

      In 2001, our equity loss of $2.5 million was wholly attributed to ValueClick. As of December 31, 2001, we accounted for our investment in ValueClick as a cost method investment and no longer recorded our proportionate share of ValueClick’s results.

Gain on equity transactions of affiliates, net

      We did not recognize any gains or losses on equity transactions of affiliates during the years ended December 31, 2003 and 2002.

      For the year ended December 31, 2001, we recognized a gain of approximately $7.2 million from the initial public offering of our then consolidated subsidiary DoubleClick Japan, which was partially offset by a loss of approximately $5.7 million related to the decrease in value of our proportionate share of the net assets of our equity-method investee ValueClick following their consummation of business combinations with ClickAgents.com, Inc., Bach Systems Inc. and Mediaplex.

Impairment of investments in affiliates

      We did not record impairment charges for any of our investments in affiliates for the year ended December 31, 2003.

      Impairment of investments in affiliates was $14.1 million for the year ended December 31, 2002 and $16.2 million for the year ended December 31, 2001. During the year ended December 31, 2002, we determined that the carrying value of certain of our investments, principally our cost-method investments in AdLINK Internet Media AG and NetRatings, Inc. and our equity-method investment in MaxWorldwide, Inc. were impaired based on the continued decline in the fair market value of these investments. As a result, we recorded impairment charges of $11.7 million during the third quarter of 2002, which represented the difference between our carrying value and the estimated fair value of these investments. The estimated fair values of our investments in AdLINK, NetRatings and MaxWorldwide were determined based on the closing market price of their stock on September 30, 2002. Additionally, it was determined that DoubleClick Asia, a joint venture and a cost method investment, would be liquidated and therefore had no continuing value. As a consequence, we wrote-off our entire investment in DoubleClick Asia and recognized an impairment charge of $2.4 million during the third quarter of 2002.

      During the year ended December 31, 2001, as a result of the significant decline in the market value of Internet-based companies and the declining access of these companies to public and private financing, we performed an assessment of the carrying values of certain of our investments in affiliates in the second quarter of 2001. In the course of our analysis, we determined that the carrying value of our cost-method investment in Return Path was no longer recoverable. As a consequence, we wrote off our entire investment in Return Path and recognized an impairment charge of $4.5 million during the second quarter of 2001. In addition, we determined that the carrying value of our equity method investment in ValueClick was impaired. Consequently, we wrote down our investment in ValueClick and recognized an impairment charge of approximately $11.7 million during the third quarter of 2001, which represented the difference between our carrying value and the estimated fair value of our investment in ValueClick. The estimated fair value of our investment in ValueClick was determined based on the closing market price of ValueClick stock on September 30, 2001.

Gain on sale of investments in affiliates

      We did not recognize any gains or losses on sales of investments in affiliates during the years ended December 31, 2003 and 2001.

      Our gain on sale of investments in affiliates was $7.9 million for the year ended December 31, 2002. The gain was associated with the sale of our investment in ValueClick and partial sales of our ownership interests in DoubleClick Japan and NetRatings. In the fourth quarter of 2002, we entered into a repurchase agreement with ValueClick whereby ValueClick repurchased all of our remaining 7.9 million shares for $21.3 million or approximately $2.70 per share. We recognized a gain of $4.7 million from the sale of the investment. In addition, in December 2002 we sold 45,049 shares of common stock in DoubleClick Japan and reduced our ownership interest to 15.6%. We received proceeds of $14.3 million and recognized a gain of $3.1 million. Additionally, in the fourth quarter of 2002 we sold 402,011 shares of NetRatings and received proceeds of approximately $2.5 million. We recognized an immaterial gain on the sale of this investment.

Gain on sale of businesses, net

      We did not recognize any gains or losses on sales of businesses during the years ended December 31, 2003 and 2001.

      Our gain on sale of businesses, net was $17.9 million for the year ended December 31, 2002. The net gain primarily consisted of gains on the sale of our North American Media business and @plan research product line of $8.1 million and $12.3 million, respectively, offset by a loss of $1.7 million recognized on sale of our European Media business.

Gain (loss) on early extinguishment of debt

      On June 24, 2003, we called for redemption the remaining $154.8 million outstanding aggregate principal amount of our 4.75% Convertible Subordinated Notes due 2006. On July 24, 2003, we redeemed these notes at a redemption price equal to 102.036% of the aggregate principal (approximately $158.0 million) plus accrued and unpaid interest. The proceeds from the sale of the Zero Coupon Convertible Subordinated Notes due 2023, together with existing cash, were used towards this redemption. As a result of the redemption, we recorded a loss of approximately $4.4 million associated with the redemption premium and write-off of deferred issuance costs during the second quarter of 2003.

      For the year ended December 31, 2002, we repurchased $64.9 million of our then outstanding 4.75% Convertible Subordinated Notes due 2006 for approximately $53.6 million in cash, inclusive of $1.2 million of accrued interest payable. We wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million as the result of the early retirement of this debt.

      For the year ended December 31, 2001, we repurchased $30.3 million of our then outstanding 4.75% Convertible Subordinated Notes due 2006 for approximately $21.9 million in cash. We wrote off approximately $0.2 million in deferred issuance costs and recognized a gain of approximately $8.2 million as the result of the early retirement of this debt.

Interest and other, net

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Interest Income	16,110	25,715	43,029
Interest Expense	(5,408)	(10,838)	(12,816)
Other	1,361	1,055	(958)

	12,063	15,932	29,255

      Interest and other, net was $12.1 million, $15.9 million and $29.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, interest income decreased by $9.6 million due to a combination of a decrease of total cash, which includes cash and cash equivalents, investments in marketable securities and restricted cash, of $74.1 million compared to the prior year and a decrease in the average interest rates. Interest expense decreased due the redemption of our 4.75% Convertible Subordinated Notes due 2006 in July 2003. In 2002, interest income decreased by $17.3 million and was attributable to the decrease in average investment yields due to declines in interest rates as compared to 2001.

      Interest and other, net in future periods may fluctuate in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rates of our investments.

Provision for income taxes

      The provision for income taxes recorded for the year ended December 31, 2003 of $1.0 million consists principally of income taxes of $2.7 million on the earnings of our foreign subsidiaries, a Federal tax benefit of $1.1 million related to the reversal of a reserve in connection with the favorable resolution of certain tax matters and $0.6 million of net state and local tax benefits relating principally to the receipt of tax refunds. The provision for income taxes recorded for the year ended December 31, 2002 of $4.8 million consists principally of income taxes of $4.1 million on the earnings of some of our foreign subsidiaries and gain on the sale of our European Media business and $0.7 million of state and local taxes. The provision for income taxes recorded for the year ended December 31, 2001 of $4.8 million consists principally of income taxes of $3.5 million on the earnings of certain of the our foreign subsidiaries and state and local taxes of $1.3 million. The provision for income taxes for all years presented does not reflect tax benefits attributable to our net operating loss and other tax carryforwards due to limitations and uncertainty surrounding our prospective realization of such benefits.

Liquidity and Capital Resources

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net cash (used in) provided by operating activities	$(15,082)	$43,912	$(7,626)
Net cash provided by (used in) investing activities	$99,636	$64,959	$(85,620)
Net cash (used in) provided by financing activities	$(31,285)	$(69,461)	$4,234

Operating activities

      In 2003, cash used in operating activities was $15.1 million, a decrease of $59.0 million compared to 2002. The decrease is primarily due to restructuring payments of approximately $70.9 million for lease terminations for our New York and San Francisco facilities. In addition, accrued expenses and other liabilities decreased $31.7 million due to restructuring payments for abandoned and excess space, the reversal of restructuring reserves and the payment of other liabilities. These items were offset by an increase in net income adjusted for non-cash items and a decrease in gross accounts receivable due to improved collections.

      In 2002, cash provided by operating activities was $43.9 million, an increase of $51.5 million compared to 2001. The increase resulted primarily from a decline in net loss adjusted for non-cash items and an improvement in working capital, primarily deferred revenue and accounts payable due to timing.

      In 2001, cash used by operating activities was $7.6 million resulting from our net loss of $265.8 million, adjusted for non-cash items, and decreases in accounts payable of $33.4 million and deferred revenue of $21.4 million due to timing. These items were offset by a decrease in gross accounts receivable consistent with the decline in revenues and an increase in accrued expenses and liabilities.

      In 2004, cash flow from operating activities is expected to increase due to the anticipated reduction in restructuring payments, the redemption of our 4.75% Convertible Subordinated Notes due 2006 and the anticipated increase in revenues and net income.

Investing activities

      In 2003, cash provided by investing activities was $99.6 million, an increase of $34.7 million compared to 2002. The increase is primarily due to the proceeds from investments in marketable securities of $541.4 million. These proceeds were offset by purchases of marketable securities of $409.0 million as well as capital expenditures of $28.6 million, of which one-third of the costs were for the leasehold improvements for our new headquarters in New York and the majority of the remaining costs were for the replacement of production and internal computing equipment.

      In 2002, cash provided by investing activities was $65.0 million, an increase of $150.6 million compared to 2001. The increase was primarily from proceeds received from the sale of businesses and investments in affiliates of $54.9 million.

      In 2001, cash used in investing activities of $85.6 million resulted primarily from the capital expenditures of $64.9 million due to the build out of our offices in New York, San Francisco and Thornton, Colorado. In addition, the net cash outlays for acquisitions of businesses and intangible assets were $53.0 million, which was partially offset by the maturities of some of our investments in marketable securities.

      In 2004, capital expenditures are expected to be approximately $25.0 million and relate to the replacement of obsolete equipment and investments in new initiatives.

Financing activities

      In 2003, cash used in financing activities was $31.3 million, a decrease of $38.2 million compared to 2002. The decrease was a result of the redemption of the 4.75% Convertible Subordinated Notes due 2006 for $156.0 million partially offset by the issuance of the Zero Coupon Convertible Subordinated Notes due 2023 for $132.0 million. Additionally, we used $8.9 million in 2003 for payments of capital lease obligations.

      In 2002, cash used in financing activities was $69.5 million, a decrease of $73.7 million compared to 2001. The decrease resulted primarily from the repurchase of 4.75% Convertible Subordinated Notes due 2006 of $53.6 million, payments under capital lease obligations of $16.1 million and purchases of our common stock of $4.5 million.

      In 2001, cash provided by financing activities was $4.2 million resulting primarily from proceeds received from the initial public offering of our then consolidated subsidiary, DoubleClick Japan, of $25.4 million, and proceeds from the exercise of stock options of $7.2 million, offset by cash payments for repurchases of our then 4.75% Convertible Subordinated Notes due 2006 of $21.9 million and purchases of our common stock of $4.5 million.

      In 2004, cash flow from financing activities may fluctuate based on possible purchases of our common stock.

      Our cash and cash equivalents decreased $21.9 million as a result of the deconsolidation of our subsidiary, DoubleClick Japan. On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan and reduced our ownership interest to 15.6%. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting.

Contractual obligations and commitments

      DoubleClick’s contractual obligations as of December 31, 2003, are as follows:

	Payments Due by Period

		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

	(In thousands)
Long-Term Debt Obligations(1)	$135,000	$—	$—	$—	$135,000
Purchase Obligations	1,107	1,107	—	—	—
Other Long-Term Obligations(2)	22,011	—	11,678	6,482	3,851
Capital Lease Obligations	411	411	—	—	—
Operating Lease Obligations(3)	117,948	18,868	30,506	22,465	46,109

Total	$276,477	$20,386	$42,184	$28,947	$184,960

(1)	On or after July 15, 2008 we may redeem for cash some or all of our Zero Coupon Convertible Subordinated Notes due 2023. In addition, holders of the Zero Coupon Convertible Subordinated Notes due 2023 also have the right to require us to purchase some or all of their notes for cash on July 15, 2008, July 15, 2013 and July 15, 2018. (See Note 10 to the Consolidated Financial Statements).

(2)	Other long-term obligations consist primarily of restructuring charges and excludes $3.4 million of lease incentive deferrals and $1.6 million of deferred rent, which are amortized over a fifteen year period.

(3)	Operating lease obligations primarily include rental payments for office facilities. As of December 31, 2003, we had recorded restructuring reserves totaling approximately $33.0 million relating to excess space at certain of our facilities.

      Operating lease terms generally range from one to fifteen years with early termination renewal provisions included in certain leases.

      As of December 31, 2003, we had $183.5 million of cash and cash equivalents, $464.3 million in investments in marketable securities consisting of government and corporate debt securities and $28.0 million in restricted cash. As of December 31, 2003, our principal commitments consisted of $135.0 million principal amount of our Zero Coupon Convertible Subordinated Notes due 2023 and our obligations under operating and capital leases.

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

Related Party Transactions

      We maintain a 15% interest in AdLINK. This interest was acquired in January 2002 as a result of the sale of our European Media business. We recognized revenue of approximately $2.7 million and $2.0 million during the years ended December 31, 2003 and 2002, respectively, relating to services provided to AdLINK.

      In addition, we hold a 19.8% interest in MaxWorldwide, Inc. This interest was acquired in July 2002 as a result of the sale of our North American Media business. Subsequent to the sale of the our North American Media business, we recognized revenue of approximately $2.2 million and $2.1 million during the years ended December 31, 2003 and 2002, respectively, relating to services provided to MaxWorldwide.

      Additionally, we maintain a minority interest in DoubleClick Japan. On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan and reduced our ownership interest to 15.6%. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. We also have retained one seat on DoubleClick Japan’s board of directors. DoubleClick Japan will continue to sell our suite of DART technology products as part of a long-term technology reseller agreement. Revenue recognized through services provided to DoubleClick Japan was approximately $3.2 million during the year ended December 31, 2003.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate debt obligations and money market funds. As of December 31, 2003, our investments in marketable securities had a weighted average time to maturity of 352 days.

      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2003:

	One Year	One to Two	Two to	Five and
	or Less	Years	Five Years	Thereafter	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$183,484	$—	$—	$—	$183,484
Average interest rate	0.65%
Fixed-rate investments in marketable securities	$151,898	$312,434	$—	$—	$464,332
Average interest rate	2.69%	1.83%
Liabilities:
Convertible subordinated notes	$—	$—	$—	$135,000	$138,713
Average interest rate				0.00%

      As of December 31, 2003, the current portion of restricted cash was $16.3 million and the average interest rate associated with this cash was 0.53% and the non-current portion of restricted cash was $11.7 million with an average interest rate of 1.0%. Restricted cash primarily represents amounts placed in escrow relating to funds to cover office lease security deposits and our automated clearinghouse payment function.

      We may redeem for cash some or all of the Zero Coupon Convertible Subordinated Notes due 2023, at any time on or after July 15, 2008. Holders of the Zero Coupon Convertible Subordinated Notes due 2023 also have the right to require us to purchase some or all of their notes for cash on July 15, 2008, July 15, 2013 and July 15, 2018, at a price equal to 100% of the principal amount of the Zero Coupon Convertible Subordinated Notes due 2023 being redeemed plus accrued and unpaid liquidated damages, if any.

      The Zero Coupon Convertible Subordinated Notes due 2023 contain an embedded derivative, the value of which as of December 31, 2003 has been determined by a third party valuation to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2003, we did not hold any other derivative financial instruments.

Foreign Currency Risk

      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than our functional currency and the functional currency our subsidiaries. In 2003, our international revenues were approximately $56.0 million. The revenues included beneficial foreign currency movements of approximately $7.4 million primarily due to the strength of the Euro versus the U.S. dollar. The effect of foreign exchange rate fluctuations on operations resulted in losses of $0.3 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively. This was principally as a result of the weakening of the U.S. dollar and its impact upon our U.S. dollar denominated deposits held by our international subsidiaries.

      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2003, we had $56.5 million in cash and cash equivalents denominated in foreign currencies.

      Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Item 8.	Financial Statements and Supplemental Data

DOUBLECLICK INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of DoubleClick Inc.:

In our opinion the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DoubleClick Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 6 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, New York
January 28, 2004, except for Note 19, as
to which the date is March 4, 2004

DOUBLECLICK INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183,484	$123,671
Investments in marketable securities	151,898	306,974
Restricted cash	16,328	2,500
Accounts receivable, net of allowances of $7,519 and $13,704, respectively	51,491	48,850
Prepaid expenses and other current assets	17,473	24,324

Total current assets	420,674	506,319
Investment in marketable securities	312,434	294,249
Restricted cash	11,668	22,591
Property and equipment, net	75,786	98,545
Goodwill	18,658	20,572
Intangible assets, net	10,847	13,378
Investment in affiliates	13,422	12,125
Other assets	14,408	9,128

Total assets	$877,897	$976,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,164	$7,218
Accrued expenses and other current liabilities	62,741	117,320
Current portion of capital lease obligations	411	6,163
Deferred revenue	8,188	6,245

Total current liabilities	75,504	136,946
Convertible subordinated notes — Zero Coupon, due 2023	135,000	—
Convertible subordinated notes — 4.75% Coupon, due 2006	—	154,800
Long term portion of capital lease obligations	—	852
Other long term liabilities	27,046	73,747
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 139,329,875 and 137,854,385 shares issued, respectively	139	138
Treasury stock, 1,846,170 and 1,680,670 shares, respectively	(10,396)	(8,949)
Additional paid-in capital	1,287,775	1,281,244
Accumulated deficit	(649,523)	(666,441)
Other accumulated comprehensive income	12,352	4,570

Total stockholders’ equity	640,347	610,562

Total liabilities and stockholders’ equity	$877,897	$976,907

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,
(In thousands, except per share amounts)

	2003	2002	2001

Revenue	$271,337	$300,198	$405,647
Cost of revenue	94,131	109,406	177,397
Restructuring charge	—	4,374	—

Total cost of revenue	94,131	113,780	177,397

Gross profit	177,206	186,418	228,250

Operating expenses:
Sales and marketing (inclusive of non-cash compensation of $15,233 in 2001)	92,308	101,527	182,782
General and administrative (inclusive of non-cash compensation of $259 in 2001)	36,063	46,401	65,695
Product development	39,180	39,790	53,447
Amortization of goodwill	—	—	43,473
Amortization of other intangibles	5,896	12,392	8,702
Goodwill and other impairment	—	47,077	72,103
Purchased in-process research and development	—	—	1,300
Restructuring charge (credits), net	(9,092)	94,011	84,167

Total operating expenses	164,355	341,198	511,669
Income (loss) from operations	12,851	(154,780)	(283,419)
Other income (expense)
Equity in losses of affiliates	(2,551)	(331)	(2,534)
Gain on equity transactions of affiliates, net	—	—	1,463
Impairment of investments in affiliates	—	(14,147)	(16,235)
Gain on sale of investments in affiliates	—	7,880	—
Gain on sale of businesses, net	—	17,946	—
Gain (loss) on early extinguishment of debt	(4,406)	11,855	8,199
Interest and other, net	12,063	15,932	29,255

Total other income	5,106	39,135	20,148
Income (loss) before income taxes	17,957	(115,645)	(263,271)
Provision for income taxes	1,039	4,794	4,764

Income (loss) before minority interest	16,918	(120,439)	(268,035)
Minority interest in results of consolidated subsidiaries	—	2,549	2,207

Net income (loss)	$16,918	$(117,890)	$(265,828)

Basic and diluted net income (loss) per share	$0.12	$(0.87)	$(2.02)

Weighted average shares used in basic and diluted net income (loss) per share	137,074	135,840	131,622

Basic and diluted net income (loss) per share	$0.12	$(0.87)	$(2.02)

Weighted average shares used in basic and diluted net income (loss) per share	140,720	135,840	131,622

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,918	$(117,890)	$(265,828)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and leasehold amortization	51,252	42,340	53,369
Goodwill amortization	—	—	43,472
Amortization of intangible assets	9,427	14,713	9,532
Equity in losses of affiliates	2,551	331	2,534
Impairment of investments in affiliates	—	14,147	16,235
Goodwill and other impairments	—	47,077	72,103
Gain (loss) on early extinguishment of debt	4,406	(11,855)	(8,199)
Minority interest	—	(2,549)	(2,207)
Non-cash compensation	—	—	15,492
Gain on sale of businesses, net	—	(17,946)	—
Gain on sale of investment of affiliates, net	—	(7,880)	—
Other non-cash items	1,673	16,743	20,915
Provisions for bad debts and advertiser discounts	8,234	19,126	28,775
Changes in operating assets and liabilities:
Accounts receivable	(9,134)	3,431	17,234
Prepaid expenses and other assets	4,631	6,899	6,214
Accounts payable	(4,218)	(15,904)	(33,353)
Lease termination and related payments	(70,874)	—	—
Accrued expenses and other liabilities	(31,711)	52,503	37,471
Deferred revenue	1,763	626	(21,385)

Net cash (used in) provided by operating activities	(15,082)	43,912	(7,626)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities	(409,045)	(488,286)	(533,275)
Maturities of investments in marketable securities	541,367	522,734	566,941
Restricted cash	(2,905)	(7,455)	—
Purchases of property and equipment	(28,580)	(12,113)	(64,886)
Acquisition of businesses and intangible assets, net of cash acquired	(2,757)	(4,842)	(53,037)
Proceeds from sale of investments of affiliates	656	37,994	—
Proceeds from sale of intangible asset, net	900	—	—
Proceeds from sale of businesses	—	16,927	—
Investments in affiliates and other	—	—	(1,363)

Net cash provided by (used in) investing activities	99,636	64,959	(85,620)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	666	1,144	2,364
Proceeds from the exercise of stock options	4,372	4,569	7,196
Proceeds from DoubleClick Japan stock issuance, net of offering cost	—	—	25,380
Proceeds from issuance of convertible subordinated notes, net	131,963	—	—
Repurchase of convertible subordinated notes	(157,952)	(53,578)	(21,850)
Purchases of treasury stock	(1,447)	(4,483)	(4,466)
Payments under capital lease obligations and notes payable	(8,887)	(16,113)	(4,897)
Other	—	(1,000)	507

Net cash (used in) provided by financing activities	(31,285)	(69,461)	4,234
DECONSOLIDATION OF SUBSIDIARY	—	(21,890)	—
Effect of exchange rate changes on cash and cash equivalents	6,544	6,640	(5,159)

Net increase (decrease) in cash and cash equivalents	59,813	24,160	(94,171)
Cash and cash equivalents at beginning of period	$123,671	$99,511	$193,682

Cash and cash equivalents at end of period	$183,484	$123,671	$99,511

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Additional			Other	Total
							Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Equity

Balance at January 1, 2001	—	$—	123,728,169	$124	(160,283)	$(18,419)	$1,116,172	$(236)	$(265,812)	$(14,772)	$817,057
Net loss									(265,828)		(265,828)
Cumulative foreign currency translation										(7,540)	(7,540)
Unrealized gain on marketable securities										12,565	12,565

Comprehensive gain (loss)									(265,828)	5,025	(260,803)
Issuance of common stock for acquisitions			5,977,417	6			98,871				98,877
Payment of non-cash compensation			2,724,338	3			37,414				37,417
Equity transaction of affiliates					37,045	4,257	1,773		(4,257)		1,773
Purchase of treasury stock					(765,170)	(4,466)					(4,466)
Amortization of deferred compensation								236			236
Issuance of common stock under 401(k) plan			245,460				2,045				2,045
Common shares issued upon exercise of stock options			1,879,790	2			7,194				7,196
Employee stock purchases			243,961				2,364				2,364
Investee sale of DoubleClick common stock					123,238	14,162			(12,655)		1,507
Tax benefit upon exercise of stock options							120				120

Balance at December 31, 2001	—	—	134,799,135	135	(765,170)	(4,466)	1,265,953	—	(548,552)	(9,747)	703,323
Net loss									(117,890)		(117,890)
Cumulative foreign currency translation										20,050	20,050
Unrealized gain on marketable securities										(5,733)	(5,733)

Comprehensive gain (loss)									(117,890)	14,317	(103,573)
Issuance of common stock for acquisitions			1,000,240	1			7,709				7,710
Purchase of treasury stock					(915,500)	(4,483)					(4,483)
Issuance of common stock under 401(k) plan			256,253				1,871				1,871
Common shares issued upon exercise of stock options			1,623,591	2			4,567				4,569
Employee stock purchases			175,166				1,144				1,144

Balance at December 31, 2002	—	—	137,854,385	138	(1,680,670)	(8,949)	1,281,244	—	(666,441)	4,570	610,562
Net income									16,918		16,918
Cumulative foreign currency translation										8,413	8,413
Unrealized gain (loss) on marketable securities										(631)	(631)

Comprehensive income									16,918	7,782	24,700
Purchase of treasury stock					(165,500)	(1,447)					(1,447)
Issuance of common stock under 401(k) plan			194,550				1,494				1,494
Common shares issued upon exercise of stock options			1,129,768	1			4,371				4,372
Employee stock purchases			151,172				666				666

Balance at December 31, 2003	—	$—	139,329,875	$139	(1,846,170)	$(10,396)	$1,287,775	$—	$(649,523)	$12,352	$640,347

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 —	Description of Business and Significant Accounting Policies

Description of business

      DoubleClick is a leading provider of products and services used by direct marketers, Web publishers and advertisers to plan, execute and analyze their marketing programs. Combining technology and data expertise, DoubleClick’s solutions help its customers to optimize their advertising and marketing campaigns online and through direct mail. DoubleClick offers a broad array of technology and data products and services to its customers to allow them to address a full range of the marketing processes, from pre-campaign planning and testing, and to execution, measurement and campaign refinements.

      DoubleClick derives its revenues from two business segments: TechSolutions and Data. DoubleClick TechSolutions includes its ad management products, consisting of the DART for Publishers Service, the DART Enterprise ad serving software product, the DART for Advertisers Service and Motif, and its marketing automation products, consisting of a suite of email products based on DoubleClick’s DARTmail Service and campaign management and analytics products and services. DoubleClick Data includes its Abacus and Data Management divisions. Abacus utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients. Data Management was formed as a result of DoubleClick’s acquisition of Computer Strategy Coordinators, Inc., which was completed on June 30, 2003. Data Management offers direct marketers solutions for building and managing customer marketing databases, tools to plan, execute and measure multi-channel marketing campaigns, as well as list processing and data hygiene products and services.

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

      Marketable securities consist of government and corporate debt securities and are classified as current or non-current assets depending on their dates of maturity. As of December 31, 2003, all marketable securities included in non-current assets have maturities greater than one year.

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

      Restricted cash primarily represents amounts placed in escrow relating to funds used to cover office lease security deposits and our automated clearinghouse payment function.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      At December 31, 2003, cash and cash equivalents, investments in marketable securities and restricted cash consisted of the following:

		Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value

Cash and cash equivalents:
Cash	$80,199	—	—	$80,199
Money market and other cash accounts	103,285	—	—	103,285

	$183,484	—	—	$183,484

Investments in marketable securities and restricted cash:
Money market and other cash accounts	$15,200	—	—	$15,200
Governmental bonds and notes	12,289	—	105	12,394
Corporate debt securities	463,853	(427)	1,308	464,734

	$491,342	(427)	1,413	$492,328

      At December 31, 2002, cash and cash equivalents, investments in marketable securities and restricted cash consisted of the following:

		Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value

Cash and cash equivalents:
Cash	$88,935	—	—	$88,935
Money market funds	30,584	—	—	30,584
Corporate debt securities	4,150	—	2	4,152

	$123,669	—	2	$123,671

Investments in marketable securities and restricted cash:
Money market and other cash	$7,593	—	—	$7,593
Governmental bonds	14,471	(1)	216	14,686
Corporate debt securities	598,695	(41)	5,381	604,035

	$620,759	(42)	5,597	$626,314

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

Goodwill and intangible assets

      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

impairment. DoubleClick has elected to perform its annual analysis as of October 1st of each fiscal year. (See Note 8 “Impairment of Goodwill and Other Intangibles”).

      Intangible assets include patents, trademarks, customer relationships and purchased technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to five years.

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

      TechSolutions. Revenues include fees earned from the use of our ad management and marketing automation products and services. Revenues derived from DoubleClick’s hosted, or Web-based, applications, including the DART for Publishers Service, the DART for Advertisers Service and DARTmail, are recognized in the period the advertising impressions or emails are delivered, provided collection of the resulting receivable is reasonably assured. DART Service activation fees are deferred and recognized ratably over the expected term of the customer relationship.

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

      Data. Abacus provides services to its clients that result in a deliverable product in the form of consumer and business prospect lists. Revenues are recognized when the product is shipped to the client, provided collection of the resulting receivable is reasonably assured. Data Management provides list processing, database development and database management services. List processing and database development revenues are recognized in the period that the product is completed and delivered, provided that collection is reasonably assured. Database management revenues are recognized as the services are provided.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Product development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with product development departments. The product development departments perform research and development, enhance and maintain existing products and provide quality assurance. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completions of a working model of DoubleClick’s products and general release have substantially coincided. As a result, DoubleClick has not capitalized any software development costs.

Issuance of stock by affiliates

      Changes in DoubleClick’s interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the Consolidated Statement of Operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of SAB No. 51.

Advertising expenses

      DoubleClick expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations and totaled $3.1 million, $3.6 million and $12.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

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

      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS No. 123, DoubleClick’s net income would have decreased and net loss would have increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss)
As reported	$16,918	$(117,890)	$(265,828)
Pro forma per SFAS 123	(103,550)	(239,327)	(419,403)
Basic and diluted net income (loss) per share:
As reported	$0.12	$(0.87)	$(2.02)
Pro forma per SFAS 123	(0.76)	(1.76)	(3.19)

      The per share weighted average fair value of options granted for the years ended December 31, 2003, 2002 and 2001 was $4.17, $4.09, and $6.86, respectively, on the grant date with the following weighted average assumptions:

	Year Ended December 31,

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.97%	3.82%	4.51%
Expected life	4.5 years	4.5 years	4.5 years
Volatility	60%	70%	100%

      The pro forma impact of options on the net income (loss) for the years ended December 31, 2003, 2002 and 2001 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Basic and diluted net income (loss) per share

      Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income (loss) per share adjusts

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

this calculation to reflect the impact of outstanding convertible securities and stock options to the extent that their inclusion would have a dilutive effect on net income (loss) per share for the reporting period.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss)	$16,198	$(117,890)	$(265,828)

Weighted average basic common shares outstanding	137,074	135,840	131,622
Effect of dilutive securities: stock options	3,646	—	—

Weighted average diluted common shares outstanding	140,720	135,840	131,622

Net income (loss) per common share — basic	$0.12	$(0.87)	$(2.02)

Net income (loss) per common share — diluted	$0.12	$(0.87)	$(2.02)

      At December 31, 2003, 2002, and 2001 outstanding options of approximately 12.0 million, 18.7 million and 23.9 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net income (loss) per share at December 31, 2003, excludes the effect of 10.3 million shares issuable upon conversion of the Zero Coupon Subordinated Notes due 2023. In addition, at December 31, 2002 and 2001, the effect of 3.8 million and 5.3 million shares, respectively, issuable upon conversion of the 4.75% Convertible Subordinated Notes due 2006 were excluded since their inclusion would also have had an antidilutive effect.

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

      DoubleClick’s financial instruments consist of cash and cash equivalents, investments in marketable securities, restricted cash, accounts receivable, accounts payable, accrued expenses and convertible subordinated notes. At December 31, 2003 and 2002 the fair value of these instruments approximated their financial statement-carrying amount with the exception of the convertible subordinated notes. The Zero Coupon Convertible Subordinated Notes due 2023 had an estimated fair value of $138.7 million at December 31, 2003. The 4.75% Convertible Subordinated Notes due 2006 had an estimated fair value of $135.6 million at December 31, 2002.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Reclassifications

      Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation.

New accounting pronouncements

      In May 2003, the Financial Accounting Standards Board (the “FASB”), issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 with the exception of an indefinite deferral relating to application to limited life entities. The adoption of SFAS No. 150 did not have a material effect on DoubleClick’s financial position, results of operations or cash flows.

      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 requires contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on DoubleClick’s financial position, results of operations or cash flows.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. DoubleClick does not have any entities as of December 31, 2003 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Stock-Based Compensation,” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

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

Change in Accounting Estimate

      Effective June 15, 2003, DoubleClick changed its estimate of the useful lives of its furniture and fixtures and leasehold improvements located at its New York headquarters. The average remaining useful life for these assets was reduced from approximately two and twelve years for furniture and fixtures and leasehold improvements, respectively, to six and one half months for both asset types in order to recognize depreciation expense over the remaining time that the assets were expected to remain in service. The change was due to the relocation of DoubleClick’s New York headquarters in the fourth quarter of 2003. On August 19, 2003, DoubleClick entered into a Lease Termination Agreement to terminate the lease for its facility located in San Francisco. As a result of this lease termination, DoubleClick accelerated the amortization of its leasehold improvements at this facility due to the change in useful life of these assets. The average remaining useful life of these assets was reduced from approximately nine years to one month as DoubleClick vacated this facility on September 19, 2003. As a result of these changes for the New York and San Francisco facilities, net income was reduced by approximately $14.6 million, or $0.10 per basic and diluted share, for the year ended December 31, 2003. The amortization of these assets is allocated over headcount and therefore impacts cost of revenue, sales and marketing, general and administrative and product development expenses.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Note 2 — Business Transactions

Acquisitions

2003

Computer Strategy Coordinators, Inc.

      On June 30, 2003, DoubleClick completed its acquisition of Computer Strategy Coordinators, Inc. (“CSC”), a data management company based in Schaumburg, Illinois. This acquisition enabled DoubleClick to strengthen the link between its email, campaign management and Web site analytics technology businesses with its data businesses, to create a comprehensive and bundled solution. In the transaction, DoubleClick acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash, inclusive of $0.4 million of direct acquisition costs, and the assumption of certain indebtedness.

      The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$2.2
Property and equipment	0.5
Other intangible assets	6.8

Total assets acquired	9.5
Total liabilities assumed	$(6.7)

Net assets acquired	$2.8

      On the basis of estimated fair values, approximately $5.6 million of the purchase price has been allocated to customer relationships and $1.2 million to purchased technology. These intangibles are being amortized on a straight-line basis over three years based on each intangible’s estimated useful life.

      The results of operations of CSC were included in DoubleClick’s Consolidated Statement of Operations beginning in the third quarter of 2003.

2002

MessageMedia

      On January 18, 2002, DoubleClick completed its acquisition of MessageMedia, Inc. (“MessageMedia”), a provider of permission-based email marketing and messaging solutions. The acquisition of MessageMedia has allowed DoubleClick to expand its suite of email product and service offerings as well as broaden its client base.

      DoubleClick acquired all the outstanding shares, options and warrants of MessageMedia in exchange for approximately one million shares of DoubleClick common stock valued at approximately $7.5 million and stock options and warrants to acquire DoubleClick common stock valued at approximately $0.2 million. In connection with the acquisition, DoubleClick loaned $2.0 million to MessageMedia to satisfy MessageMedia’s operating requirements. The loan was extinguished upon the closing of the acquisition and included as a component of the purchase price. The purchase price, inclusive of approximately $1.6 million of direct acquisition costs, was approximately $11.3 million. The value of the approximately one million shares of DoubleClick common stock issued was determined based on the average market price of DoubleClick common stock, as quoted on the Nasdaq National Market, for the day immediately prior to, the day of, and the day immediately after the number of shares due to MessageMedia shareholders became irrevocably fixed pursuant to the agreement under which MessageMedia was acquired. The MessageMedia options and

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

warrants assumed by DoubleClick as the result of this merger converted into options and warrants to acquire approximately 120,000 shares of DoubleClick common stock and have been valued using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

      Approximately $1.9 million of the purchase price has been allocated to customer relationships and is being amortized on a straight-line basis over two years. DoubleClick recorded approximately $28.5 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and, in accordance with SFAS No. 142, will be and has been periodically tested for impairment. (See Note 8 “Impairment of Goodwill and Other Intangible Assets”).

      Assumed liabilities include costs accrued of approximately $12.5 million for idle space at a facility in Louisville, Colorado. As of December 31, 2003, approximately $3.1 million has been paid.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

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

      Approximately $4.6 million of the purchase price has been allocated to customer relationships and the Abacus UK Alliance and customer database. These intangibles are being amortized on a straight-line basis over two to five years based on each intangibles estimated useful life.

Protagona

      On November 4, 2002, DoubleClick completed its acquisition of Protagona plc (“Protagona”), a campaign management software company based in the United Kingdom. In the transaction, DoubleClick acquired all the outstanding shares of Protagona in exchange for approximately $13.6 million in cash. This purchase price, which included approximately $0.2 million in direct acquisition costs, has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows (in millions):

Cash	$14.7
Other current assets	1.2
Intangible assets	2.8
Other non-current assets	1.0

Total assets acquired	$19.7
Current liabilities	$(4.2)
Other non-current liabilities	(1.9)

Total liabilities assumed	$(6.1)

Net assets acquired	$13.6

      On the basis of estimated fair values, approximately $2.5 million of the purchase price has been allocated to acquired technology and $0.3 million to customer relationships. These amounts are being amortized on a straight-line basis over three and two years, respectively.

      The results of operations for Protagona have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

Divestitures

European Media Business

      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG (“AdLINK”), a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG (“United Internet”), AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares for United Internet to vest. This option is only exercisable if AdLINK has achieved EBITDA-positive results for the fiscal quarters ending December 31, 2003 and March 31, 2004. EBITDA, as defined in the option agreement, is earnings before interest, taxes, depreciation, amortization, and one-time charges, such as restructuring costs, mergers and acquisition related costs, and other extraordinary items, determined in accordance with generally accepted accounting principles in the United States. Should AdLINK fail to achieve these results, the option will expire unexercisable as of December 31, 2003 or March 31, 2004, as applicable. AdLINK’s results for three months ended December 31, 2003 were not publicly available as of the date of this filing.

      As a result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK, which represented approximately 3.9 million shares valued at approximately $8.3 million. DoubleClick’s option to acquire an additional 21% of the outstanding common shares of AdLINK for United Internet also vested. DoubleClick received $2.0 million as partial reimbursement for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media business. DoubleClick’s investment in AdLINK is included in “Investments in affiliates” in the Consolidated Balance Sheets.

      Revenue recognized from services provided to AdLINK were approximately $2.7 million and $2.0 million during the years ended December 31, 2003 and 2002, respectively.

North American Media Business

      On July 10, 2002, DoubleClick sold its North American Media business to L90, Inc., which was renamed MaxWorldwide, Inc. (“MaxWorldwide”), in exchange for 4.8 million shares in MaxWorldwide and $5.0 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. Pursuant to the merger agreement, DoubleClick has the right to receive an additional $6.0 million if, prior to July 10, 2005, MaxWorldwide achieves EBITDA-positive results for two out of three consecutive quarters. EBITDA, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding certain non-recurring items. During the three months ended September 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003, and the one month ended July 31, 2003, MaxWorldwide did not achieve EBITDA-positive results. DoubleClick accounts for this investment under the equity method of accounting and reports its share of MaxWorldwide’s results on a 90-day lag. The investment is included in “Investment in affiliates” in the Consolidated Balance Sheets.

      On August 13, 2002, MaxWorldwide repurchased 5,596,972 shares of its common stock. As a result of this repurchase, DoubleClick’s ownership percentage increased to 19.8%.

      As of August 1, 2003, MaxWorldwide has adopted the liquidation basis of accounting and therefore will not be reporting a statement of operations for periods subsequent to July 31, 2003. On July 22, 2003,

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

MaxWorldwide stockholders approved a proposal to adopt a plan of liquidation and dissolution, pursuant to which it would dissolve and liquidate MaxWorldwide and its subsidiaries. On July 31, 2003, MaxWorldwide completed the sale of its MaxOnline division and the plan of liquidation and dissolution became effective. As a result of these events it is unlikely that MaxWorldwide will achieve the financial milestones that would trigger DoubleClick’s right to receive the $6.0 million in contingent cash consideration discussed above. In its quarterly report on Form 10-Q for the quarter ended September 30, 2003, MaxWorldwide reported net assets in liquidation of approximately $25.7 million. (See Note 19 “Subsequent Events”.)

      DoubleClick recognized revenue of approximately $2.2 million and $2.1 million during the years ended December 31, 2003 and 2002, respectively, relating to services provided to MaxWorldwide.

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

      The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of CSC, Protagona, Abacus Direct Europe and MessageMedia, consummated during 2003, 2002 and 2001 and the dispositions of the European and North American Media businesses, the @plan research product line and a portion of its interest in DoubleClick Japan completed during 2002, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions and dispositions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues	$276,587	$278,805	$323,487
Net income (loss)	$16,554	$(134,871)	$(190,465)
Net income (loss) per basic and diluted share	$0.12	$(0.99)	$(1.42)

NOTE 3 — DoubleClick Japan

      In July 2000, DoubleClick contributed its wholly owned subsidiary, NetGravity Japan, to its affiliate DoubleClick Japan in return for an additional 27% ownership interest in DoubleClick Japan. In addition to increasing DoubleClick’s equity interest to approximately 37%, the agreement with DoubleClick Japan enabled it to elect a majority of the seats on DoubleClick Japan’s board of directors and exercise a controlling financial interest in its operations. Accordingly, DoubleClick consolidated the net assets and results of operations of DoubleClick Japan as of the date of the transfer.

      Subsequent to the transfer of NetGravity Japan described above, DoubleClick made an additional investment of $5.4 million in DoubleClick Japan, which increased its interest to approximately 43%.

      On April 25, 2001, DoubleClick Japan completed its initial public offering of common stock, which shares are now traded on the Osaka Stock Exchange. As a result of this offering, DoubleClick’s ownership interest in DoubleClick Japan decreased from approximately 43% to 38.2% and DoubleClick recognized a gain of approximately $7.2 million. This gain has been included in “Gain on equity transactions of affiliates, net” in the Consolidated Statements of Operations.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

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

      Revenue recognized through services provided to DoubleClick Japan was approximately $3.2 million during the year ended December 31, 2003.

NOTE 4 —	Investment in ValueClick Inc.

      Effective February 28, 2000, DoubleClick acquired an approximately 33% interest in ValueClick, Inc. (“ValueClick”) as well as a warrant to purchase ValueClick common stock for 732,860 shares of DoubleClick common stock and $10.0 million in cash. DoubleClick’s investment in ValueClick was recorded based on the fair value of the consideration paid (approximately $94.2 million) less approximately $27.7 million of treasury stock that represented the proportionate share of the DoubleClick stock held by ValueClick. In addition to approximately $41.3 million of goodwill, DoubleClick’s investment in ValueClick also included an amount of approximately $18.7 million which represented the estimated fair value of the warrant on February 28, 2000. DoubleClick subsequently wrote-off the entire value of the warrant in the third quarter of 2000 due to management’s determination of its unrealizable future value. As a result of the effect of the initial public offering in the first quarter of 2000 DoubleClick’s ownership interest in ValueClick decreased from 33% to 28.1%. DoubleClick’s investment in ValueClick through December 31, 2001, was accounted for under the equity method, with a 90-day lag in reporting DoubleClick’s share of the results of ValueClick.

      In the first quarter of 2001, DoubleClick recorded the effects of ValueClick’s issuance of approximately 5.7 million shares to complete a purchase acquisition of Bach Systems, Inc. (“Bach Systems”) and to consummate a pooling of interests merger with ClickAgents.com, Inc. (“ClickAgents”). DoubleClick treated ValueClick’s pooling with ClickAgents as a book value purchase of ClickAgents by ValueClick. As a result of these transactions, DoubleClick’s ownership interest was reduced from 28.1% to 23.5% and the value of its proportionate share of ValueClick’s net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick of $3.8 million, reduced the carrying value of treasury stock to approximately $15.3 million and recognized a loss of approximately $3.8 million. This loss has been included in “Gain on equity transactions of affiliates, net” in the Consolidated Statements of Operations.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      In response to the prolonged downturn of the economy in general, and the continued weakness in aggregate online advertising spending in particular, DoubleClick undertook a review of the recoverability of certain of its investments in the third quarter of 2001. Noting the continued fall in the price of ValueClick stock, management determined that its investment in ValueClick was impaired. Consequently, DoubleClick wrote down its investment in ValueClick and recognized an impairment charge of approximately $11.7 million, which represented the difference between DoubleClick’s carrying value and the estimated fair value of its investment in ValueClick. The estimated fair value of DoubleClick’s investment in ValueClick was determined based on the closing market price of ValueClick stock on September 30, 2001. This charge has been included in “Impairment of investments in affiliates” in the Consolidated Statements of Operations.

      In the fourth quarter of 2001, DoubleClick recorded the effects of ValueClick’s issuance of approximately 0.6 million shares to the former shareholders of Bach Systems upon the achievement of certain performance objectives. As a result of this issuance, DoubleClick’s ownership interest was reduced from 21.7% to 21.3% and the value of its proportionate share of ValueClick’s net assets decreased. DoubleClick recorded a decrease in the value of its investment in ValueClick of $0.3 million and recognized a loss of approximately $0.3 million. This loss has been included in “Gain on equity transactions of affiliates”, net in the Consolidated Statements of Operations.

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

      For the year ended December 31, 2001, DoubleClick recognized approximately $0.7 million of goodwill amortization associated with its investment in ValueClick.

      As a result of the cumulative dilutive effects of the transactions described above, DoubleClick did not believe that it was able to exercise significant influence over its investment in ValueClick as of December 31, 2001. Accordingly, DoubleClick no longer recorded its proportionate share of ValueClick’s results but instead carried this investment at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. DoubleClick’s investment in ValueClick is included in “Investment in affiliates” in the Consolidated Balance Sheets.

      In the fourth quarter of 2002 DoubleClick entered into a repurchase agreement with ValueClick whereby ValueClick repurchased all of DoubleClick’s remaining 7.9 million shares for $21.3 million or approximately $2.70 per share. DoubleClick recognized a gain of $4.7 million from the sale of the investment, which has been included in “Gain on sale of investments in affiliates” on the Consolidated Statements of Operations.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

NOTE 5 —	Investment in Affiliates

      DoubleClick’s investments in affiliates at December 31, 2003 and 2002 consisted of the following:

	Year Ended
	December 31,

	2003	2002

	(In thousands)
AdLINK Internet Media AG	$7,578	$2,818
NetRatings, Inc.	—	746
MaxWorldwide, Inc.	—	1,994
DoubleClick Japan	5,844	6,401
Other	—	166

	$13,422	$12,125

      DoubleClick’s investment in AdLINK represents an investment in a publicly traded company, which is accounted for as available-for-sale marketable securities. Accordingly this investment is carried at fair value with changes in fair value being reported as a component of other comprehensive income. At December 31, 2003 and 2002, DoubleClick’s cost basis in this investment was approximately $1.9 million.

      As of December 31, 2003 and 2002, DoubleClick’s investments in MaxWorldwide, Inc. and DoubleClick Japan represent investments in publicly traded companies which are accounted under the equity method of accounting. At December 31, 2003 and 2002, the fair value of these investments was as follows:

	Year Ended
	December 31,

	2003	2002

	(In thousands)
MaxWorldwide, Inc.	$3,840	$2,880
DoubleClick Japan	$12,981	$6,332

      During the first quarter of 2003, DoubleClick sold its remaining investment in NetRatings and received proceeds of approximately $0.6 million. The gain recognized on the sale of this investment was not material.

      In the third quarter of 2002, DoubleClick determined that the carrying value of certain of its investments, principally its cost-method investments in AdLINK and NetRatings and its equity-method investment in MaxWorldwide were impaired based on the continued decline in the fair market value of these investments. As a result, DoubleClick recorded an impairment charge of $11.7 million, which represented the difference between DoubleClick’s carrying value and the estimated fair value of these investments. The estimated fair values of DoubleClick’s investments in AdLINK, NetRatings and MaxWorldwide, were determined based on the closing market price of their stock on September 30, 2002. Additionally, it was determined that DoubleClick Asia, a joint venture and a cost method investment, would be liquidated and therefore had no continuing value. As a consequence, DoubleClick wrote-off its entire investment in DoubleClick Asia and recognized an impairment charge of $2.4 million.

      These charges have been included in “Impairment of investments in affiliates” on the Consolidated Statements of Operations.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

NOTE 6 —	Goodwill

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

Balance at December 31, 2002	$20,572
Utilization of acquired net operating losses	(1,014)
Other	(900)

Balance at December 31, 2003	$18,658

      Goodwill at December 31, 2003 and 2002 relates solely to DoubleClick’s TechSolutions segment.

      Upon the adoption of SFAS No. 142 on January 1, 2002, DoubleClick ceased amortizing goodwill. The following adjusts reported net loss and basic and diluted net loss per share as if the adoption of SFAS No. 142 occurred as of January 1, 2001.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Reported net income (loss)	$16,918	$(117,890)	$(265,828)
Add back: goodwill amortization	—	—	44,157

Adjusted net income (loss)	$16,918	$(117,890)	$(221,671)

Reported basic and diluted net income (loss) per share	$0.12	$(0.87)	$(2.02)
Add back: goodwill amortization	—	—	0.34

Adjusted basic and diluted net income (loss) per share	$0.12	$(0.87)	$(1.68)

      The amortization of goodwill is inclusive of goodwill amortization associated with DoubleClick’s investment in ValueClick of approximately $0.7 million for the year ended December 31, 2001.

NOTE 7 — Intangible Assets

      Intangible assets consist of the following:

		December 31, 2003
	Weighted
	Average	Gross			December 31,
	Amortization	Carrying	Accumulated		2002
	Period	Amount	Amortization	Net	Net

	(In thousands)
Patents and trademarks	33 months	$2,084	$(2,084)	$—	$322
Customer relationships	29 months	27,346	(21,241)	6,105	5,983
Purchased technology and other	37 months	11,870	(7,128)	4,742	7,073

	31 months	$41,300	$(30,453)	$10,847	$13,378

      Amortization expense was $9.4 million, $14.7 million and $9.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, $3.5 million, $2.3 million and $0.8 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      Based on the balance of intangible assets at December 31, 2003, the annual amortization expense for each of the succeeding four fiscal years is estimated to be $4.7 million, $3.8 million, $1.9 million and $0.4 million in 2004, 2005, 2006 and 2007, respectively.

NOTE 8 —	Impairment of Goodwill and Other Intangible Assets

      The persistence of unfavorable economic conditions led DoubleClick to undertake a review of the recoverability of certain of its investments in the third quarter of 2001. As a result of significantly lower than expected revenues generated at that time and considerably reduced estimates of future performance, DoubleClick concluded that its investments in @plan.inc (“@plan”) and Flashbase, Inc. (“Flashbase”) were impaired. Accordingly, DoubleClick recognized an approximately $63.3 million impairment charge equal to the difference between its investments in and the estimated fair value of these entities in the third quarter of 2001. Of this amount, approximately $53.3 million related to @plan and $10.0 million related to Flashbase.

      The amount of the goodwill impairment was calculated based on discounted analyses of these entities’ expected future cash flows, which were no longer deemed adequate to support the value of the goodwill associated with these investments. In both cases, sharply reduced estimates of anticipated revenue growth and operating results, triggered primarily by the continued softness in aggregate online advertising spending, generated correspondingly lowered expectations of future cash flows and formed the basis for the recording of the charge in the third quarter of 2001.

      These businesses’ expected future cash flows and terminal values were based on DoubleClick’s budgeted forecasts and estimates. In its calculation to determine the impairment charge for its investment in @plan, DoubleClick used a discount rate of 15% and assumed a remaining useful life of 2.5 years, which represented the remaining useful life of the goodwill associated with this investment. In its calculation to determine the impairment charge for Flashbase, DoubleClick used a discount rate of 15% and a useful life of 1.75 years, which represented the remaining useful life of the goodwill associated with this investment.

      In connection with DoubleClick’s decision to sell its European Media operations, DoubleClick determined in the fourth quarter of 2001 that the estimated fair value of the consideration it would receive pursuant to the sale would be less than the carrying value of its European Media operations. As a result, DoubleClick concluded that its investment in its European Media operations was impaired. DoubleClick recorded a charge of approximately $8.8 million in the fourth quarter of 2001, which represented the difference between the estimated fair value of the consideration to be received and the carrying value of the net assets to be sold.

      In 2002, based on the prolonged softness in the economy and the then current and projected operational performance of DoubleClick’s email reporting unit, DoubleClick initiated a third-party valuation of its email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $43.8 million being recorded during the third quarter of 2002. The fair market value of the email reporting unit was determined based on revenue projections, then recent transactions involving similar businesses and the price/revenue multiples at which they were bought and sold and the then price/revenue multiples of our competitors in the email marketplace. In addition, DoubleClick determined that the fair value of certain intangible assets was considered impaired. DoubleClick recorded an impairment charge of $3.3 million based on the difference between the carrying value and estimated fair value of certain intangible assets also associated with the email reporting unit.

      There were no such charges in 2003 based upon the results of DoubleClick’s annual goodwill impairment test.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

NOTE 9 — Property and Equipment

		December 31,
	Estimated
	Useful Life	2003	2002

		(In thousands)
Computer equipment and purchased software	1-3 years	$191,886	$181,145
Furniture and fixtures	5 years	8,913	8,833
Leasehold improvements	1-15 years	10,388	20,741
Building and building improvements	20-40 years	26,723	26,654
Land		3,050	3,050
Capital work-in-progress		169	1,364

		241,129	241,787
Less accumulated depreciation and amortization		(165,343)	(143,242)

		$75,786	$98,545

      Depreciation and amortization expense related to property and equipment was approximately $51.3 million, $42.3 million, and $53.4 million in 2003, 2002, and 2001, respectively.

NOTE 10 — Convertible Subordinated Debt

Convertible Subordinated Debt — Zero Coupon

      On June 23, 2003, DoubleClick issued $135.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 (the “Zero Coupon Notes”) in a private offering. The Zero Coupon Notes do not bear interest and have a zero yield to maturity. The Zero Coupon Notes are convertible under certain circumstances into DoubleClick common stock at a conversion price of approximately $13.12 per share, which would result in an aggregate of approximately 10.3 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Zero Coupon Notes will initially be convertible into 76.2311 shares of DoubleClick common stock prior to July 15, 2023 if the sale price of DoubleClick’s common stock issuable upon conversion of the Zero Coupon Notes reaches a specified threshold for a defined period of time, if specified corporate transactions have occurred or if DoubleClick calls the Zero Coupon Notes for redemption. The specified thresholds for conversion prior to the maturity date are (a) during any calendar quarter, the last reported sale price of DoubleClick’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on that 30th trading day and (b) subject to certain exceptions, during the five business day period following any five consecutive trading day period, the trading price per $1,000 principal amount of Zero Coupon Notes for each of the five consecutive trading days is less than 98% of the product of the last reported sale price of DoubleClick’s common stock and the conversion rate (initially 76.2311) on each such day. As of December 31, 2003, these thresholds have not been met.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      DoubleClick received net proceeds of approximately $131.5 million and incurred issuance costs of approximately $3.5 million. The issuance costs will be amortized from the date of issuance through July 15, 2008 and are included as a component of “Other assets” on the Consolidated Balance Sheet.

      The Zero Coupon Notes contain an embedded derivative, the value of which as of December 31, 2003 has been determined by a third party valuation to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Convertible Subordinated Debt — 4.75% Coupon

      On March 17, 1999, DoubleClick issued 4.75% Convertible Subordinated Notes due 2006 (the “4.75% Convertible Notes”) with a principal amount of $250 million. The 4.75% Convertible Notes were convertible into DoubleClick common stock at a conversion price of $41.25 per share, subject to adjustment at the occurrence of certain events and at the holder’s option. Interest on the 4.75% Convertible Notes was payable semiannually on March 15 and September 15 of each year.

      Interest expense relating to the 4.75% Convertible Notes was approximately $5.4 million, $10.3 million and $11.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      In 2001, DoubleClick repurchased approximately $30.3 million of its outstanding 4.75% Convertible Notes for approximately $21.9 million in cash. DoubleClick wrote off approximately $0.2 million in deferred issuance costs and recognized a gain of approximately $8.2 million.

      In the third quarter of 2002, DoubleClick repurchased $64.9 million of its outstanding 4.75% Convertible Notes for approximately $53.6 million in cash, inclusive of $1.2 million of accrued interest. DoubleClick wrote off approximately $0.7 million in deferred issuance costs and recognized a gain of approximately $11.9 million.

      On June 24, 2003, DoubleClick called for redemption the remaining $154.8 million outstanding aggregate principal amount of 4.75% Convertible Notes. On July 24, 2003, DoubleClick redeemed these notes at a redemption price equal to 102.036% of the aggregate principal (approximately $158.0 million) plus accrued and unpaid interest. The proceeds from the sale of the Zero Coupon Notes due 2023, together with existing cash, were used towards this redemption. As a result of the redemption, DoubleClick recorded a loss of approximately $4.4 million associated with the redemption premium and write-off of deferred issuance costs during 2003.

NOTE 11 — Stockholders’ Equity

      DoubleClick’s Certificate of Incorporation authorizes 400,000,000 shares of $0.001 par value common stock and authorizes 5,000,000 shares of preferred stock.

      Pursuant to a 1997 stockholders agreement, certain holders of common stock are subject to restrictions on transfer and also have certain “piggyback” and demand registration rights which, with certain exceptions, require DoubleClick to use its best efforts to include in any of DoubleClick’s registration statements any shares requested to be so included. Further, DoubleClick will pay all expenses directly incurred on its behalf in connection with such registration.

Stock repurchase plan

      In September 2001, the Board of Directors authorized a stock repurchase program that permitted the repurchase of up to $100 million of outstanding DoubleClick common stock or convertible subordinated notes

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

over a one-year period. During the year ended December 31, 2001, DoubleClick purchased 765,000 shares of its common stock at an average price of $5.84 per share. In the third quarter of 2002, DoubleClick purchased 915,500 shares of its common stock at an average price of $4.90 per share.

      In November 2003, the Board of Directors authorized a stock repurchase program that permits the repurchase of up to $100 million of outstanding DoubleClick common stock on an ongoing basis. The repurchase program may be suspended or discontinued at anytime. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. During the year ended December 31, 2003, DoubleClick purchased 165,500 shares of its common stock at an average price of $8.75 per share.

Employee stock purchase plan

      Under the DoubleClick 1999 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 3, 2000, participating employees may purchase shares of DoubleClick common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee’s base compensation. For the years ended December 31, 2003 and 2002, DoubleClick issued 151,172 and 175,166 shares, respectively, pursuant to its ESPP. An additional 3,044,604 shares were reserved for issuance at December 31, 2003.

Stock purchase warrants

      In connection with its acquisition of @plan in February 2001, DoubleClick assumed 99,495 stock purchase warrants. These warrants each represent the right to purchase, until May 26, 2006, one share of DoubleClick common stock at an exercise price of $28.14 per share. As of December 31, 2003, none of these warrants have been exercised.

      In connection with its acquisition of FloNetwork in April 2001, DoubleClick assumed 7,452 stock purchase warrants. These warrants each represent the right to purchase, until September 22, 2007, one share of DoubleClick common stock at an exercise price of $27.13 per share. As of December 31, 2003, none of these warrants have been exercised.

      At December 31, 2003, DoubleClick had 106,947 stock purchase warrants outstanding with a weighted-average exercise price of $28.07 per share. At December 31, 2003, the weighted-average remaining contractual life of these warrants was approximately 2.5 years.

Stock incentive plan

      The 1997 Stock Incentive Plan (the “1997 Plan” or the “Plan”) was adopted by the Board of Directors on November 7, 1997 and was subsequently approved by the stockholders.

      Under the 1997 Plan, 39,748,152 shares of common stock have been authorized for the issuance of incentive and nonqualified stock options as of December 31, 2003. In addition, 12,183,826 shares of common stock are available for future grants under the 1997 Plan as of December 31, 2003. The number of shares of common stock reserved for issuance under the 1997 Plan automatically increases on the first trading day of each calendar year, by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, or such lesser amount as may be determined by DoubleClick’s Board of Directors, provided that no such increase will exceed 2,400,000 shares.

      Generally, options granted under the Plan vest ratably over a period of three to four years from the date of grant and expire 10 years from the date of grant and terminate, to the extent unvested, on the date of

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

termination, and to the extent vested, generally at the end of the three-month period following the termination of employment. To the extent that an option grant permits the exercise of unvested shares and is subject to repurchase by DoubleClick upon an employee’s termination of service, those unvested shares of common stock that are subsequently repurchased by DoubleClick, whether at the exercise price or issue paid per share, will be added to the reserve of common stock available for issuance under the 1997 Plan, unless otherwise determined by the Board of Directors. In no event, however, may any one participant in the 1997 Plan receive option grants or direct stock issuances for more than 1,500,000 shares of common stock in the aggregate per calendar year.

      In October 1999, DoubleClick implemented the 1999 Non-Officer Stock Incentive Plan, pursuant to which 750,000 shares of common stock have been authorized for issuance. As of December 31, 2003, no shares have been issued under this plan.

      A summary of the stock option activity for the three years ended December 31, 2003 is as follows:

	Outstanding	Weighted
	Number of	Average Exercise
	Options	Price

Balance at December 31, 2000	22,246,248	$46.03
Options assumed	1,535,692	10.72
Options granted	8,243,903	9.26
Options exercised	(1,879,790)	3.83
Options canceled	(6,196,592)	49.75

Balance at December 31, 2001	23,949,461	33.46
Options granted	6,151,677	7.03
Options exercised	(1,623,591)	2.81
Options canceled	(9,769,856)	47.01

Balance at December 31, 2002	18,707,691	24.17
Options granted	5,454,723	8.68
Options exercised	(1,129,768)	3.87
Options canceled	(4,448,677)	50.67

Balance at December 31, 2003	18,583,969	$14.52

Exercisable at December 31, 2003	9,108,122	$19.31

Available for future grants	12,933,826

      For the year ended December 31, 2001, DoubleClick amortized $236,000 of deferred compensation related to options that were granted with exercise prices below fair market value at the date of grant. As of December 31, 2002, all deferred compensation had been fully amortized. All stock options granted in 2003, 2002 and 2001 were granted with exercise prices at fair market value at the date of grant.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Actual Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/03	Life	Price	at 12/31/03	Price

0.01- 2.00	1,397,940	2.5	0.11	1,397,940	0.11
2.01- 9.00	10,164,822	6.3	7.29	2,723,255	6.28
9.01- 14.00	4,074,061	6.4	11.22	2,238,167	11.50
14.01- 50.00	1,882,407	6.0	27.20	1,838,490	26.96
50.01-124.56	1,046,097	6.0	90.48	891,628	88.96
124.57-1,134.80	18,642	6.0	213.72	18,642	213.72

NOTE 12 —	Non-Cash Compensation

      Non-cash compensation primarily represents the consideration paid to certain former shareholders of DoubleClick Scandinavia AB (“DoubleClick Scandinavia”). Shares of DoubleClick common stock were issued based upon the continued employment of the former shareholders and the attainment of specific revenue objectives for the year ended December 31, 2001. In May 2001, DoubleClick agreed to pay the former shareholders the minimum consideration they were entitled to receive for the 2001 fiscal year under the terms of the original agreement. As a result, DoubleClick recognized approximately $15.2 million in non-cash compensation expense, which represented the remaining unaccrued portion of this accelerated payment in 2001.

NOTE 13 —	Restructuring

2001 Restructuring

      Throughout 2001, DoubleClick took certain actions to increase operational efficiencies and bring costs in line with revenues. These measures included the involuntary terminations of approximately 605 employees, primarily from its Media and TechSolutions divisions, as well as the consolidation of some of their leased office space and the closure of several of their offices. As a consequence, we recorded an $84.2 million charge to operations during the year of 2001. This charge included approximately $10.4 million for severance-related payments to terminated employees, approximately $51.7 million for the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously recorded), approximately $19.5 million for the write-off of fixed assets situated in office locations that were closed or consolidated, and approximately $2.6 million in other exit costs, which included consulting and professional fees related to the restructuring activities and expenses associated with the decision to move the TechSolutions customer support department from New York to Colorado. These fixed asset impairments arose primarily from the write-off of the carrying values of leasehold improvements in offices in New York, San Francisco and London that were abandoned as part of the restructuring activities.

2002 Restructuring

      During 2002, DoubleClick took additional steps to realign its sales, development and administrative organization and reduce corporate overhead to position itself for profitable growth in the future consistent with its long-term objectives. This involved the involuntary termination of approximately 250 employees, primarily from its TechSolutions division, as well as charges for excess real estate space and the closure of several offices. As a consequence, DoubleClick recorded a charge of $98.4 million to operations during the year, of

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

which $94.0 million and $4.4 million have been classified in operating expenses and cost of revenue, respectively. The charge primarily related to the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously accrued) of approximately $77.0 million, the write-off of fixed assets situated in closed or abandoned offices of approximately $15.7 million and payments for severance of approximately $5.7 million. The accrual for future lease costs and the write-off of fixed assets were primarily related to its New York office. These charges were driven by the abandonment of additional space, reductions in the estimates of future sublease income, as well as the lengthening of the time required to find a sublease tenant. In addition, DoubleClick decided to move its data center operations from New York to its Thornton, Colorado facility. As a result, DoubleClick recorded a charge of $4.4 million to cost of revenue relating to the write-off of related fixed assets. As of December 31, 2002, approximately $36.1 million and $71.0 million remained accrued in “Accrued expenses and other current liabilities” and “Other long-term liabilities”, respectively.

2003 Restructuring

      In the second quarter of 2003, DoubleClick recorded a net restructuring credit of $6.9 million, which related to real estate items. This credit resulted from a $14.3 million reversal of a portion of the reserve relating to DoubleClick’s New York headquarters, partially offset by $7.4 million in additional charges primarily relating to DoubleClick’s facilities in San Francisco and London. The reversal of the reserve was the result of final lease terminations with respect to DoubleClick’s New York headquarters for which the reserve was in excess of expected payments.

      During the third quarter of 2003, DoubleClick recorded a net restructuring credit of $2.2 million. This resulted from a net credit from its New York headquarters of approximately $1.5 million and the termination of the remainder of DoubleClick’s lease in San Francisco, which resulted in a credit of approximately $0.7 million. The net credit associated with DoubleClick’s New York headquarters consisted of certain exit costs of $2.5 million partially offset by the reversal of a deferred rent liability of approximately $1.5 million, all of which were required to be recorded in the third quarter in accordance with SFAS No. 146. In addition, approximately $2.5 million of reserves were reversed as the result of favorable settlements of other real estate related items relating to DoubleClick’s New York headquarters which occurred during the third quarter. The net credit associated with DoubleClick’s San Francisco facility resulted from the estimated restructuring reserve for this facility being in excess of the actual payments made in connection with the lease termination.

      Total costs to terminate the lease associated with DoubleClick’s previous New York headquarters and San Francisco facility were approximately $44.5 million and $26.4 million, respectively, inclusive of broker commissions and related costs. The remaining restructuring accrual at December 31, 2003 consists of approximately $8.2 million of payments to be made pursuant to the termination agreement in connection with DoubleClick’s previous New York headquarters and $24.8 million relating to other facilities, primarily Louisville, Colorado and London, England. The accrual associated with these other facilities represents the excess of future lease commitments over estimated sublease income, if any. These accruals were based on an analysis performed with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. Should market conditions or other circumstances change, this information may be updated and additional charges or credits may be required.

      As of December 31, 2003, approximately $12.0 million and $21.0 million remained accrued in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. These amounts are inclusive of $13.6 million of other real estate reserves, which were reclassed into this accrual during the third quarter of 2003. These reserves were primarily recorded in connection with certain business combinations that were consummated in prior periods.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established:

		Future Lease
		Costs, Related
		Asset Write-offs
	Severance	& Other Exit Costs	Total

2001-2003 Restructuring
Restructuring charge	$10,407	$73,760	$84,167
Cash expenditures	(9,492)	(7,371)	(16,863)
Reversal of deferred rent liability	—	2,758	2,758
Non cash charges	—	(20,441)	(20,441)

Balance at December 31, 2001	915	48,706	49,621
Restructuring charge	5,718	92,667	98,385
Cash expenditures	(6,277)	(13,540)	(19,817)
Reversal of deferred rent liability	—	2,440	2,440
Non cash charges	—	(23,515)	(23,515)

Balance at December 31, 2002	356	106,758	107,114
Cash expenditures	(356)	(78,970)	(79,326)
Reclass of other real estate reserves	—	13,586	13,586
Restructuring charges	—	7,444	7,444
Restructuring credits	—	(16,536)	(16,536)
Effect of foreign currency translation	—	695	695

Balance at December 31, 2003	$—	$32,977	$32,977

NOTE 14 — Income Taxes

      Income (loss) before provision for income taxes consisted of:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
U.S.	$12,605	$(92,965)	$(223,603)
Foreign	5,352	(22,680)	(39,668)

	$17,957	$(115,645)	$(263,271)

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      The provision (benefit) for income taxes consisted of:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current tax provision (benefit):
Federal	$(1,134)	$—	$—
State and local	(550)	681	1,294
Foreign	2,885	4,113	3,470

Total current tax provision	$1,201	$4,794	$4,764

Deferred tax provision (benefit):
Federal	$—	$—	$—
State and local	—	—	—
Foreign	(162)	—	—

Total deferred tax provision (benefit)	$(162)	$—	$—

Provision for income taxes	$1,039	$4,794	$4,764

      The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Tax at U.S. Federal income tax rate	$6,285	$(40,476)	$(92,145)
State taxes, net of federal income tax effect	(358)	443	842
Domestic nondeductible compensation	—	—	83
Domestic valuation allowance	(5,464)	20,717	41,165
Federal tax reserves	(1,134)	—	—
Foreign operations	849	8,349	25,138
Domestic nondeductible goodwill	—	16,206	30,341
Other	861	(445)	(660)

Income tax provision	$1,039	$4,794	$4,764

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	Year Ended December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Property and equipment	$27,045	$27,102
Accrued expenses and other	6,476	10,625
Net operating loss, capital loss and tax credit carryforwards	259,789	210,626
Restructuring charges	10,100	43,844
Other	3,233	1,466

Total deferred tax assets	306,643	293,663
Valuation allowance	(306,481)	(293,663)

Net deferred tax assets	$162	$—

      For the year ended December 31, 2003, DoubleClick recorded a valuation allowance against those net deferred tax assets that DoubleClick believes, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, are not more likely than not expected to be realized.

      At December 31, 2003, DoubleClick had domestic and foreign net operating loss carryforwards of approximately $577.6 million. The federal net operating loss carryforward was $522.8 million. Approximately $334.9 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived therefrom, when realized, will be accounted for as a credit to additional paid-in-capital rather than a reduction to the income tax provision. Approximately $57.4 million of net operating loss carryforwards were acquired in various corporate acquisitions and any tax benefit derived therefrom, when realized, will be accounted for as a credit to goodwill or other acquired intangible assets rather than a reduction to the income tax provision. In addition, DoubleClick had $43.1 million of capital loss carryforwards and $4.7 million of tax credit carryforwards. The federal net operating loss and research tax credit carryforwards expire in various years beginning in 2012, while the capital loss carryforwards expire in various years beginning in 2006. The utilization of a portion of the net operating loss, capital loss, and research tax credit carryforwards may be subject to limitation under U.S. federal income tax laws.

NOTE 15 — Additional Financial Information

      Supplementary disclosure of cash flow information:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash paid for interest	$7,254	$11,972	$13,049
Cash paid for income taxes	$1,274	$1,418	$1,146

      Non-cash investing activities: During the year ended December 31, 2001 DoubleClick recorded approximately $7.0 million related to capital lease obligations.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      The following summarizes the components of interest and other, net:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Interest income	$16,110	$25,715	$43,029
Interest expense	(5,408)	(10,838)	(12,816)
Other, net	1,361	1,055	(958)

	$12,063	$15,932	$29,255

NOTE 16 — Benefit Plans

      DoubleClick has a defined contribution plan offered to all eligible employees and is qualified under section 401(k) of the Internal Revenue Code. Participating employees may contribute a percentage of their salary to the plan. Employee contributions are invested at the direction of the employee in one or more funds. In addition, DoubleClick partially matches employee contributions with DoubleClick common stock. The value of these contributions was $1.5 million, $1.9 million and $2.0 million during the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 17 — Commitments and Contingencies

Leases

      DoubleClick leases facilities and equipment under capital and operating leases expiring at various dates through 2018. DoubleClick also subleases facilities under operating leasing expiring at various dates through 2010. The future minimum lease payments and the sub rental income under these leases are as follows (in thousands):

	Capital	Operating	Sub Rental
Years Ending December 31,	Leases	Leases	Income

2004	$415	$18,868	$(6,494)
2005	—	16,806	(3,649)
2006	—	13,700	(2,485)
2007	—	11,669	(2,384)
2008	—	10,796	(2,181)
Thereafter	—	46,109	(5,532)

Total minimum lease payments	$415	$117,948	$(22,725)

Less: amount representing interest	(4)

Present value of net minimum lease payments	411

      Rent expense for the years ended December 31, 2003, 2002 and 2001 was $10.2 million, $11.6 million, and $15.6 million, respectively.

      Operating lease obligations primarily represent rental payments for office facilities. At December 31, 2003, DoubleClick has recorded restructuring reserves totaling approximately $33.0 million relating to excess and abandoned space at certain facilities. Such amounts are included in the table above.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

      In addition, DoubleClick had outstanding standby letters of credit of approximately $17.3 million at December 31, 2003. These letters of credit collateralize DoubleClick’s obligations to third parties under certain operating leases.

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

      In December 2003, an arbitration panel in Sweden issued a decision dismissing all claims brought by a former shareholder of DoubleClick Scandinavia AB. The shareholder claimed that DoubleClick breached its obligation to issue and register shares of DoubleClick’s common stock, which the shareholder claimed caused it to incur damages. The arbitration hearing took place in November 2003.

      DoubleClick is defending two class action lawsuits, one filed in Allegheny County, Pennsylvania and the other in San Joaquin County, California, alleging, among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisement that plaintiffs assert we delivered to consumers. The actions seek, among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. DoubleClick believes these claims are without merit and intends to defend these actions vigorously.

      In October 2003, DoubleClick received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York (“U.S. Attorney’s Office”) seeking documents regarding certain vendors that provided services to DoubleClick during the period from 1999 through 2001. The services provided by these vendors are unrelated to the products and services provided by DoubleClick to its customers. DoubleClick is fully cooperating with the U.S. Attorney’s Office. In addition, DoubleClick conducted an internal investigation and has implemented remedial measures to improve its selection, use and oversight of its vendors. DoubleClick does not believe that any overpayments made by it or other inappropriate payments, if any, relating to these vendors are material with respect to its financial statements for the periods in question or its current financial condition.

NOTE 18 — Segment Reporting

      DoubleClick is organized into two segments: TechSolutions and Data. During 2002, through a series of transactions, DoubleClick divested of its media businesses and no longer reports a DoubleClick Media

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

segment. In December 2003, DoubleClick changed its measure of segment profit or loss from gross profit to operating income (loss). As a result, DoubleClick has adjusted its prior period segment disclosures to conform to this new measurement. Adjustments to reconcile segment reporting to consolidated results are included in “corporate” and “intersegment elimination.” Corporate represents the results of operations of DoubleClick’s unallocated corporate overhead and restructuring charges (credits) that are non-segment specific.

      The accounting policies of DoubleClick’s segments are the same as those described in the summary of significant accounting policies. Intersegment revenues, which relate primarily to DART for Publishers and Data transfer fees and the research consulting fees charged by @plan, were valued at approximately the same rates charged to external customers. TechSolutions and Data recognize DART for Publishers and Data transfer fees as revenue, respectively, and as costs of revenue by DoubleClick’s other business segments. Correspondingly, these transfer fees have no net impact on the determination of consolidated net revenue or operating income (loss). All such intersegment amounts are eliminated in the Consolidated Statements of Operations.

      Revenues and operating income (loss) by segment are as follows (in thousands):

	Year Ended December 31, 2003

	TechSolutions	Data	Corporate	Total

Revenue	$175,403	$95,934	$—	$271,337
Intersegment elimination	—	—	—	—

Revenue from external customers	$175,403	$95,934	$—	$271,337

Depreciation and amortization	$45,689	$8,662	$6,328	$60,679

Restructuring charges (credits), net	$—	$—	$(9,092)	$(9,092)

Operating income (loss)	$10,262	$27,264	$(24,675)	$12,851

Total other income				$5,106

Income (loss) before income taxes				$17,957

	Year Ended December 31, 2002

	TechSolutions	Data	Media	Corporate	Total

Revenue	$187,155	$83,349	$32,660	$—	$303,164
Intersegment elimination	(2,603)	(363)	—	—	(2,966)

Revenue from external customers	$184,552	$82,986	$32,660	$—	$300,198

Depreciation and amortization	$42,357	$6,028	$832	$7,836	$57,053

Goodwill and other impairments	$47,077	$—	$—	$—	$47,077

Restructuring charges (credits), net	$9,478	$553	$1,388	$86,966	$98,385

Operating income (loss)	$(45,572)	$26,920	$(3,775)	$(132,353)	$(154,780)

Total other income					$39,135

Income (loss) before income taxes					$(115,645)

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003

	Year Ended December 31, 2001

	TechSolutions	Data	Media	Corporate	Total

Revenue	$206,999	$81,329	$129,336	$—	$417,664
Intersegment elimination	(11,088)	(929)	—	—	(12,017)

Revenue from external customers	$195,911	$80,400	$129,336	$—	$405,647

Depreciation and amortization	$58,446	$24,853	$8,757	$14,317	$106,373

Goodwill and other impairments	$10,003	$53,284	$8,816	$—	$72,103

Purchased in-process research and development	$1,300	$—	$—	$—	$1,300

Non-cash compensation	$239	$—	$15,253	$—	$15,492

Restructuring charges (credits), net	$7,672	$1,978	$5,289	$69,228	$84,167

Operating income (loss)	$(23,042)	$(61,562)	$(51,053)	$(147,762)	$(283,419)

Total other income					$20,148

Income (loss) before income taxes					$(263,271)

      Revenues and long-lived assets by region are as follows:

	Revenues			Long-lived Assets

	2003	2002	2001	2003	2002

United States	$215,379	$231,310	$304,544	$81,512	$96,054
International	55,958	68,888	101,103	38,187	45,569

Total	$271,337	$300,198	$405,647	$119,699	$141,623

NOTE 19 — Subsequent Events

      In January 2004, DoubleClick commenced operations of Abacus Deutschland, a joint venture with AZ Direct GmbH, a subsidiary of Bertelsmann AG, a global media company. This joint venture, of which DoubleClick has a 50% interest, required an initial investment by DoubleClick of approximately $0.5 million and is expected to require additional investments of $1.0 million during 2004. Abacus Deutschland is based in Düsseldorf, Germany and offers German catalog companies modeling tools that can improve their direct marketing initiatives.

      On March 2, 2004, DoubleClick agreed to acquire SmartPath, Inc., a privately-held marketing resource management (MRM) software company, for approximately $24.0 million in cash. SmartPath’s solutions are designed to help marketers and their agencies manage the operational aspects of marketing, including strategic planning, project management, workflow, document management and marketing financial management. The transaction is expected to close within the next several weeks and is subject to certain closing conditions.

      On March 2, 2004, MaxWorldwide announced that it will make a distribution of $0.50 per share of common stock outstanding payable on March 24, 2004 in connection with its plan of liquidation and dissolution. DoubleClick expects to receive proceeds of approximately $2.4 million as a result of this distribution which will be recorded as income in the quarter ending March 31, 2004.

SCHEDULE II

DOUBLECLICK INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at	Charged			Balance at
	Beginning	to Costs and	Other		End of
Description	of Period	Expenses	Adjustments(1)	Deductions	Period

2003:
Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$8,180	$517	$60	$(4,606)	$4,151
Allowances for advertiser credits	5,524	7,717	135	(10,008)	3,368

Total	$13,704	$8,234	$195	$(14,614)	$7,519

2002:
Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$9,819	$8,122	$(2,753)	$(7,008)	$8,180
Allowances for advertiser credits	11,760	11,004	(2,488)	(14,752)	5,524

Total	$21,579	$19,126	$(5,241)	$(21,760)	$13,704

2001:
Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$6,701	$11,348	$2,353	$(10,583)	$9,819
Allowances for advertiser credits	20,014	17,427	—	(25,681)	11,760

Total	$26,715	$28,775	$2,353	$(36,264)	$21,579

(1)	Other adjustments represent amounts assumed in purchase accounting of business combinations and amounts transferred as a result of business divestitures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 9A.	Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Incorporated by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

      We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Ethics on our Internet Web site at www.doubleclick.net under the “Governance” section of the “About DoubleClick” webpage. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics on our Internet Web site.

Other Information

      Our Chairman of the Board, Kevin O’Connor, has informed us that, in order to diversify his investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from his position with DoubleClick, he has established a new written plan in accordance with Rule 10b5-1 under the Exchange Act for gradually liquidating a portion of his holdings of our common stock. In particular, we have been notified that during the period to commence on March 19, 2004 and end on March 18, 2005, Mr. O’Connor intends to sell a fixed number of shares of common stock on a weekly basis. The plan provides for the sale on specified dates during the term of 15,000 shares each week other than one week when 20,000 shares will be sold.

Item 11.	Executive Compensation

      Incorporated by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services

      Incorporated by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.     Financial Statements.

      The financial statements as set forth under Item 8 of this report are incorporated by reference.

      2.     Financial Statement Schedules.

      The financial statement schedule as set forth in Item 8 of this report is incorporated by reference.

      (b) Reports on Form 8-K

      On November 25, 2003, we filed a Current Report on Form 8-K under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements, Pro Forma Financial Information and Exhibits) announcing that our Board of Directors has authorized the repurchase of up to $100 million of our common stock.

      On October 16, 2003, we furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of our earnings release for the period ended September 30, 2003.

      (c) Exhibits.

Number		Description

2.1	—	Agreement and Plan of Merger and Reorganization, dated as of June 13, 1999, by and among Registrant, Atlanta Merger Corp. and Abacus Direct Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated June 17, 1999).
2.2	—	Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation and NetGravity, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated July 22, 1999).
2.3	—	Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers listed on Appendix 1 thereto (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated January 12, 2000).
2.4	—	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of November 17, 2000, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to @plan.inc’s Form 8-K filing, dated November 20, 2000).
2.5	—	Amendment to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 22, 2001, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, as amended, including annexes thereto but excluding any schedules (Incorporated by reference to Registrant’s Current Report on Form 8-K, dated January 22, 2001).

Number		Description

2.8	—	Business Purchase Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., several of its European subsidiaries, Channon Management Limited, AdLINK Internet Media AG, several of its European subsidiaries, and United Internet AG (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.9	—	Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and United Internet AG (Incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.10	—	Agreement and Plan of Merger, dated as of June 29, 2002, by and among MaxWorldwide, Inc., L90, Inc., the Registrant, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (Incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated July 11, 2002).
3.1	—	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration number 333-67459)).
3.1(a)	—	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.01 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.1(b)	—	Certificate of Correction of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-1 (“Registration Statement No. 333-42323”)).
4.1	—	Specimen common stock certificate (Incorporated by reference to Registration Statement No. 333-42323).
4.2	—	Indenture, dated as of June 23, 2003, between Registrant and the Bank of New York, as trustee, including the form of Zero Coupon Convertible Subordinated Notes due 2023 attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated June 24, 2003.
4.3	—	Registration Agreement, dated as of June 23, 2003, by and among Registrant and the Initial Purchasers (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K dated June 24, 2003).
10.1	—	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-42323).
10.2	—	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).
10.3	—	Amended and Restated 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).
10.4*	—	DoubleClick Inc. Deferred Compensation Plan.
10.5	—	Stockholders Agreement, dated as of June 4, 1997 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-42323).
10.6	—	Agreement of Lease, dated as of January 26, 1999 (the “New York Lease”), between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.7	—	Lease, dated March 2, 2000, by and between LNR-Lennar Brannan Street, LLC and DoubleClick Inc., as amended (Incorporated by reference to Exhibit 10.6 of Registrant’s Report on Form 10-K for the year ended December 31, 2002).
10.8	—	Lease Termination Agreement, dated as of August 19, 2003, between LNR-Lennar Brannan Street, LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.1 of DoubleClick Inc.’s Current Report on Form 8-K dated August 26, 2003).

Number		Description

10.9	—	Lease, dated May 22, 1998, between Western States Ventures, LLC and Abacus Direct Corporation, for office space in Broomfield, CO (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.10	—	First Amendment to the New York Lease, dated January 26, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.11	—	Second Amendment to the New York Lease, dated December 28, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.12	—	Third Amendment to the New York Lease and Partial Surrender, Agreement, dated as of May 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.3 of DoubleClick Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.13	—	Fourth Amendment to the New York Lease and Surrender Agreement, dated as of July 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.4 of DoubleClick Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.14	—	Agreement of Lease, dated as of July 1, 2003, between 111 Chelsea LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.5 of DoubleClick Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.15*	—	Severance Agreement, dated as of December 12, 2003, between DoubleClick Inc. and John Healy.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of PricewaterhouseCoopers LLP.
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           * Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLECLICK INC.

March 10, 2004

By:	/s/ KEVIN P. RYAN

Kevin P. Ryan
Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN P. RYAN (Kevin P. Ryan)	Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2004

/s/ BRUCE DALZIEL (Bruce Dalziel)	Chief Financial Officer	March 10, 2004

/s/ CORY DOUGLAS (Cory Douglas)	Vice President of Corporate Finance (Principal Accounting Officer)	March 10, 2004

/s/ KEVIN J. O’CONNOR (Kevin J. O’Connor)	Chairman of the Board of Directors	March 10, 2004

/s/ DWIGHT A. MERRIMAN (Dwight A. Merriman)	Director	March 10, 2004

/s/ DAVID N. STROHM (David N. Strohm)	Director	March 10, 2004

/s/ MARK E. NUNNELLY (Mark Nunnelly)	Director	March 10, 2004

/s/ W. GRANT GREGORY (W. Grant Gregory)	Director	March 10, 2004

/s/ DON PEPPERS (Don Peppers)	Director	March 10, 2004

/s/ THOMAS S. MURPHY (Thomas S. Murphy)	Director	March 10, 2004

EXHIBIT INDEX

2.1	—	Agreement and Plan of Merger and Reorganization, dated as of June 13, 1999, by and among Registrant, Atlanta Merger Corp. and Abacus Direct Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated June 17, 1999).
2.2	—	Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation and NetGravity, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated July 22, 1999).
2.3	—	Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers listed on Appendix 1 thereto (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated January 12, 2000).
2.4	—	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of November 17, 2000, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to @plan.inc’s Form 8-K filing, dated November 20, 2000).
2.5	—	Amendment to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 22, 2001, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, as amended, including annexes thereto but excluding any schedules (Incorporated by reference to Registrant’s Current Report on Form 8-K, dated January 22, 2001).
2.8	—	Business Purchase Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., several of its European subsidiaries, Channon Management Limited, AdLINK Internet Media AG, several of its European subsidiaries, and United Internet AG (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.9	—	Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and United Internet AG (Incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.10	—	Agreement and Plan of Merger, dated as of June 29, 2002, by and among MaxWorldwide, Inc., L90, Inc., the Registrant, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (Incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated July 11, 2002).
3.1	—	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration number 333-67459)).
3.1(a)	—	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.01 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.1(b)	—	Certificate of Correction of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-1 (“Registration Statement No. 333-42323”)).
4.1	—	Specimen common stock certificate (Incorporated by reference to Registration Statement No. 333-42323).
4.2	—	Indenture, dated as of June 23, 2003, between Registrant and the Bank of New York, as trustee, including the form of Zero Coupon Convertible Subordinated Notes due 2023 attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated June 24, 2003.
4.3	—	Registration Agreement, dated as of June 23, 2003, by and among Registrant and the Initial Purchasers (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K dated June 24, 2003).
10.1	—	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-42323).
10.2	—	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).
10.3	—	Amended and Restated 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).
10.4*	—	DoubleClick Inc. Deferred Compensation Plan.
10.5	—	Stockholders Agreement, dated as of June 4, 1997 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-42323).

10.6	—	Agreement of Lease, dated as of January 26, 1999 (the “New York Lease”), between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.7	—	Lease, dated March 2, 2000, by and between LNR-Lennar Brannan Street, LLC and DoubleClick Inc., as amended (Incorporated by reference to Exhibit 10.6 of Registrant’s Report on Form 10-K for the year ended December 31, 2002).
10.8	—	Lease Termination Agreement, dated as of August 19, 2003, between LNR-Lennar Brannan Street, LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.1 of DoubleClick Inc.’s Current Report on Form 8-K dated August 26, 2003).
10.9	—	Lease, dated May 22, 1998, between Western States Ventures, LLC and Abacus Direct Corporation, for office space in Broomfield, CO (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.10	—	First Amendment to the New York Lease, dated January 26, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.11	—	Second Amendment to the New York Lease, dated December 28, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.12	—	Third Amendment to the New York Lease and Partial Surrender, Agreement, dated as of May 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.3 of DoubleClick Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.13	—	Fourth Amendment to the New York Lease and Surrender Agreement, dated as of July 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.4 of DoubleClick Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.14	—	Agreement of Lease, dated as of July 1, 2003, between 111 Chelsea LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.5 of DoubleClick Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.15*	—	Severance Agreement, dated as of December 12, 2003, between DoubleClick Inc. and John Healy.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of PricewaterhouseCoopers LLP.
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

STATEMENT OF DIFFERENCES

The servicemark symbol shall be expressed as	‘SM’
The registered trademark symbol shall be expressed as	®