Form 10-Q
period 2004-03-31
DOUBLECLICK INC
filed 2004-05-10
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

          As of May 7, 2004 there were 135,695,404 outstanding shares of the registrant’s Common Stock.

DOUBLECLICK INC.

PART 1:     FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

DOUBLECLICK INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited, in thousands,
	except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,255	$183,484
Investments in marketable securities	151,616	151,898
Restricted cash	4,228	16,328
Accounts receivable, net of allowances of $6,717 and $7,519, respectively	55,840	51,491
Prepaid expenses and other current assets	20,928	17,473

Total current assets	353,867	420,674
Investment in marketable securities	336,635	312,434
Restricted cash	11,668	11,668
Property and equipment, net	75,442	75,786
Goodwill	33,474	18,658
Intangible assets, net	16,570	10,847
Investment in affiliates	19,406	13,422
Other assets	13,863	14,408

Total assets	$860,925	$877,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,375	$4,164
Accrued expenses and other current liabilities	43,932	62,741
Capital lease obligations	233	411
Deferred revenue	10,940	8,188

Total current liabilities	60,480	75,504
Convertible subordinated notes — Zero Coupon, due 2023	135,000	135,000
Other long term liabilities	27,150	27,046
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 140,039,930 and 139,329,875 shares issued, respectively	140	139
Treasury stock, 3,742,425 and 1,846,170 shares, respectively	(30,834)	(10,396)
Additional paid-in capital	1,291,114	1,287,775
Accumulated deficit	(641,830)	(649,523)
Other accumulated comprehensive income	19,705	12,352

Total stockholders’ equity	638,295	640,347

Total liabilities and stockholders’ equity	$860,925	$877,897

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited, in
	thousands, except per
	share amounts)
Revenue	$68,047	$60,054
Cost of revenue	22,565	21,947

Gross profit	45,482	38,107
Operating expenses:
Sales and marketing	25,650	19,656
General and administrative	8,074	8,866
Product development	8,491	8,045
Amortization of intangibles	637	2,079

Total operating expenses	42,852	38,646
Income (loss) from operations	2,630	(539)
Other income (expense)
Equity in losses of affiliates	(186)	(1,265)
Gain on distribution from affiliate	2,400	—
Interest and other, net	3,474	3,043

Total other income	5,688	1,778
Income before income taxes	8,318	1,239
Provision for income taxes	(625)	(333)

Net income	$7,693	$906

Basic net income per share	$0.06	$0.01

Weighted average shares used in basic net income per share	137,099	136,437

Diluted net income per share	$0.05	$0.01

Weighted average shares used in diluted net income per share	141,084	138,760

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,693	$906
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and leasehold amortization	7,445	10,189
Amortization of intangible assets	1,512	2,949
Equity in losses of affiliates	186	1,265
Gain on distribution from affiliate	(2,400)	—
Other non-cash items	897	849
Provisions for bad debts and advertiser discounts	2,574	1,879
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(5,434)	(52)
Prepaid expenses and other assets	(1,884)	3,347
Accounts payable	1,210	667
Lease termination and related payments	(7,625)	—
Accrued expenses and other liabilities	(13,007)	(20,369)
Deferred revenue	1,482	3,285

Net cash (used in) provided by operating activities	(7,351)	4,915
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities	(74,400)	(130,079)
Maturities of investments in marketable securities	51,520	177,175
Restricted cash	12,100	(3,950)
Purchases of property and equipment	(6,069)	(8,197)
Proceeds from distribution from affiliate	2,400	—
Investment in Abacus Deutschland	(471)	—
Acquisition of SmartPath, net of cash acquired	(22,445)	—
Proceeds from sale of investment in affiliates	—	656

Net cash (used in) provided by investing activities	(37,365)	35,605
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,974	335
Proceeds from the exercise of stock options	469	575
Purchases of treasury stock	(20,439)	—
Payments under capital lease obligations	(179)	(1,791)

Net cash used in financing activities	(18,175)	(881)
Effect of exchange rate changes on cash and cash equivalents	662	(109)

Net (decrease) increase in cash and cash equivalents	(62,229)	39,530
Cash and cash equivalents at beginning of period	$183,484	$123,671

Cash and cash equivalents at end of period	$121,255	$163,201

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 1	— Description of Business and Significant Accounting Policies

Description of Business

      DoubleClick is a leading provider of technology and data marketing products used by direct marketers, Web publishers and advertisers. DoubleClick’s solutions help its customers to optimize their advertising and marketing campaigns online and through direct mail. DoubleClick offers a broad array of technology and data products and services to its customers to allow them to address a full range of the marketing processes, from pre-campaign planning and testing, to execution, measurement and campaign refinements.

      DoubleClick derives its revenues from two business segments: TechSolutions and Data. DoubleClick TechSolutions includes its ad management and marketing automation divisions. DoubleClick’s ad management division includes products which consist primarily of the DART for Publishers Service, the DART for Advertisers Service, the DART Enterprise ad serving software product, and DART Motif. DoubleClick’s marketing automation division includes products such as email products based on DoubleClick’s DARTmail Service as well as campaign management and analytics products and services. As a result of its acquisition of SmartPath, Inc. (“SmartPath”), a marketing resource management software company in March 2004, DoubleClick began to offer marketing planning and operational management solutions as part of its marketing automation suite of products. DoubleClick Data includes its Abacus and Data Management divisions. Abacus utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients. Data Management was formed as a result of DoubleClick’s acquisition of Computer Strategy Coordinators, Inc., which was completed on June 30, 2003. Data Management offers direct marketers solutions for building and managing customer marketing databases, tools to plan, execute and measure multi-channel marketing campaigns, as well as list processing and data hygiene products and services.

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

      The Consolidated Balance Sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in, the audited Consolidated Financial Statements for the year ended December 31, 2003. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of DoubleClick for the year ended December 31, 2003.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Cash and Cash Equivalents, Investments in Marketable Securities and Restricted Cash

      Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

      Marketable securities consist of government and corporate debt securities and are classified as current or non-current assets depending on their dates of maturity. As of March 31, 2004, all marketable securities included in non-current assets have maturities greater than one year.

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

Goodwill and Intangible Assets

      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the first quarter of 2004.

      Intangible assets include patents, trademarks, customer relationships, purchased technology and a covenant not to compete. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to five years.

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

Revenue Recognition

      DoubleClick’s revenues are presented net of a provision for advertiser credits, which is estimated and established in the period in which services are provided. These credits are generally issued in the event that solutions do not meet contractual specifications. Actual results could differ from these estimates.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      TechSolutions. Revenues include fees earned from the use of DoubleClick’s ad management and marketing automation products and services. Revenues derived from DoubleClick’s hosted, or Web-based, applications, including the DART for Publishers Service, the DART for Advertisers Service and DARTmail, are recognized in the period the advertising impressions or emails are delivered, provided collection of the resulting receivable is reasonably assured. DART Service activation fees are deferred and recognized ratably over the expected term of the customer relationship.

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

Income Taxes

      DoubleClick uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

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

      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS No. 123, DoubleClick’s net income would have decreased and net loss would have increased to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share amounts)
Net income (loss)
As reported	$7,693	$906
Pro forma per SFAS 123	403	(23,592)
Basic net income (loss) per share:
As reported	$0.06	$0.01
Pro forma per SFAS 123	0.00	(0.17)
Diluted net income (loss) per share:
as reported	$0.05	$0.01
Pro forma per SFAS 123	0.00	(0.17)

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The per share weighted average fair value of options granted for the three months ended March 31, 2004 and 2003 was $6.15 and $3.25, respectively, on the grant date with the following weighted average assumptions:

	Three Months Ended
	March 31,

	2004	2003

Expected dividend yield	0%	0%
Risk-free interest rate	2.99%	2.91%
Expected life	4.5 years	4.5 years
Volatility	65%	60%

      The pro forma impact of options on the net income (loss) for the three months ended March 31, 2004 and 2003 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Basic and Diluted Net Income Per Share

      Basic net income per share excludes the effect of potentially dilutive securities and is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share adjusts this calculation to reflect the impact of outstanding convertible securities and stock options to the extent that their inclusion would have a dilutive effect on net income per share for the reporting period.

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except per
	share amounts)
Net income	$7,693	$906

Weighted average basic common shares outstanding	137,099	136,437
Effect of dilutive securities: stock options	3,985	2,323

Weighted average diluted common shares outstanding	141,084	138,760

Net income per common share — basic	$0.06	$0.01

Net income per common share — diluted	$0.05	$0.01

      At March 31, 2004 and 2003 outstanding options of approximately 9.8 million and 13.0 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net income per share at March 31, 2004, excludes the effect of 10.3 million shares of common stock issuable upon conversion of the Zero Coupon Subordinated Notes due 2023. In addition, at March 31, 2003 the effect of 3.8 million shares of common stock issuable upon conversion of the 4.75% Convertible Subordinated Notes due 2006 were excluded since their inclusion would also have had an antidilutive effect.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. DoubleClick does not have any entities as of March 31, 2004 that required disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Note 2 — Business Transactions

Acquisitions

2004

SmartPath, Inc.

      On March 19, 2004, DoubleClick completed its acquisition of SmartPath, a privately held marketing resource management, or MRM, software company for approximately $24.1 million in cash. The SmartPath MRM solution adds marketing planning and operational management solutions to DoubleClick’s existing offerings in channel execution and data and analytics optimization. In addition, SmartPath

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

provides DoubleClick with an expanded platform to enter traditional marketing channels such as print and television.

      The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$3.2
Property and equipment	0.1
Other intangible assets	7.1
Goodwill	15.7

Total assets acquired	26.1
Total liabilities assumed	(2.0)

Net assets acquired	$24.1

      On the basis of estimated fair values, approximately $3.3 million of the purchase price has been allocated to purchased technology, $1.3 million to customer relationships and $2.4 million to a covenant not to compete. The purchased technology and the customer relationships are being amortized on a straight-line basis over three years based on each intangibles estimated useful life. The covenant not to compete is being amortized on a straight-line basis over 15 months.

      The results of SmartPath’s operations will be included in DoubleClick’s Consolidated Statement of Operations beginning in the second quarter of 2004.

2003

Computer Strategy Coordinators, Inc.

      On June 30, 2003, DoubleClick completed its acquisition of Computer Strategy Coordinators, or CSC, a data management company based in Schaumburg, Illinois. This acquisition enabled DoubleClick to strengthen the link between its email, campaign management and Web site analytics technology businesses with its data businesses, to create a comprehensive and bundled solution. In the transaction, DoubleClick acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash, inclusive of $0.4 million of direct acquisition costs, and the assumption of certain indebtedness.

      The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$2.2
Property and equipment	0.5
Other intangible assets	6.8

Total assets acquired	9.5
Total liabilities assumed	(6.7)

Net assets acquired	$2.8

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of SmartPath and CSC, consummated during 2004 and 2003, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
Revenue	$69,266	$66,004
Net income (loss)	$6,555	$(527)
Net income per basic and diluted share	$0.05	$0.00

Note 3 — Investment in Affiliates

      DoubleClick’s investments in affiliates at March 31, 2004 and December 31, 2003 consisted of the following:

	2004	2003

	(In thousands)
AdLINK Internet Media AG	$13,276	$7,578
DoubleClick Japan	5,788	5,844
Abacus Deutschland	342	—
MaxWorldwide, Inc.	—	—

	$19,406	$13,422

      In connection with DoubleClick’s sale of its European Media business to AdLINK Internet Media AG (“AdLINK’) in January 2002, DoubleClick acquired an option to acquire an additional 21% of AdLINK common shares from United Internet AG, AdLINK’s largest shareholder. This option is only exercisable if AdLINK has achieved EBITDA positive results for the fiscal quarters ending December 31, 2003 and March 31, 2004. DoubleClick is determining whether AdLINK achieved EBITDA positive results for the fiscal quarter ended December 31, 2003.

      DoubleClick’s investment in AdLINK represents an investment in a publicly traded company, which is accounted for as available-for-sale marketable securities. Accordingly this investment is carried at fair value with changes in fair value being reported as a component of other comprehensive income. At March 31, 2004 and December 31, 2003, DoubleClick’s cost basis in this investment was approximately $1.9 million.

      As of March 31, 2004 and December 31, 2003, DoubleClick’s investments in MaxWorldwide, Inc. (“MaxWorldwide’) and DoubleClick Japan represent investments in publicly traded companies which are accounted under the equity method of accounting. At March 31, 2004 and December 31, 2003, the fair value of these investments was as follows:

	2004	2003

	(In thousands)
MaxWorldwide, Inc.	$1,968	$3,840
DoubleClick Japan	$21,172	$12,981

      In January 2004, DoubleClick commenced operations of Abacus Deutschland, a joint venture with AZ Direct GmbH, a subsidiary of Bertelsmann AG, a global media company. DoubleClick has a 50% interest in

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the joint venture which required an initial investment of approximately $0.5 million and is expected to require additional investments of $1.0 million during 2004. Abacus Deutschland is based in Düsseldorf, Germany and offers German catalog companies modeling tools designed to improve their direct marketing initiatives.

      In the first quarter of 2004, DoubleClick recognized a gain of $2.4 million relating to a distribution from MaxWorldwide in connection with its plan of liquidation and dissolution. DoubleClick still maintains a 19.8% interest in MaxWorldwide and may receive additional distributions in future periods based on the finalization of its plan of liquidation and dissolution.

      During the first quarter of 2003, DoubleClick sold its remaining investment in NetRatings and received proceeds of approximately $0.6 million. The gain recognized on the sale of this investment was not material.

Note 4 — Goodwill

      The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (in thousands):

Balance at December 31, 2003	$18,658
Recognition of Canadian deferred tax assets	(903)
Acquisition of SmartPath	15,719

Balance at March 31, 2004	$33,474

      Goodwill at March 31, 2004 and December 31, 2003 relates solely to DoubleClick’s TechSolutions segment.

Note 5 — Intangible Assets

      Intangible assets consist of the following:

		March 31, 2004
	Weighted				December 31,
	Average	Gross			2003
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net	Net

	(In thousands)
Intangible assets:
Patents and trademarks	33 months	$2,084	$(2,084)	$—	$—
Customer relationships	28 months	28,750	(21,904)	6,846	6,105
Purchased technology and other	36 months	15,411	(8,087)	7,324	4,742
Covenant not to compete	15 months	2,400	—	2,400	—

	31 months	$48,645	$(32,075)	$16,570	$10,847

      Amortization expense was $1.5 million and $2.9 million for the three months ended March 31, 2004 and 2003, respectively. For each of the three months ended March 31, 2004 and 2003, $0.9 million of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.

      Based on the balance of intangible assets at March 31, 2004, the annual amortization expense for each of the succeeding three fiscal years is estimated to be $6.8 million, $3.5 million and $0.8 million in 2005, 2006 and 2007, respectively. Amortization expense for the remaining balance of fiscal 2004 is estimated to be $5.5 million.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6 — Convertible Subordinated Debt — Zero Coupon

      On June 23, 2003, DoubleClick issued $135.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 (the “Zero Coupon Notes”) in a private offering. The Zero Coupon Notes do not bear interest and have a zero yield to maturity. The Zero Coupon Notes are convertible under certain circumstances into DoubleClick common stock at a conversion price of approximately $13.12 per share, which would result in an aggregate of approximately 10.3 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Zero Coupon Notes will initially be convertible into 76.2311 shares of DoubleClick common stock prior to July 15, 2023 if the sale price of DoubleClick’s common stock issuable upon conversion of the Zero Coupon Notes reaches a specified threshold for a defined period of time, if specified corporate transactions have occurred or if DoubleClick calls the Zero Coupon Notes for redemption. The specified thresholds for conversion prior to the maturity date are (a) during any calendar quarter, the last reported sale price of DoubleClick’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on that 30th trading day and (b) subject to certain exceptions, during the five business day period following any five consecutive trading day period, the trading price per $1,000 principal amount of Zero Coupon Notes for each of the five consecutive trading days is less than 98% of the product of the last reported sale price of DoubleClick’s common stock and the conversion rate (initially 76.2311) on each such day. As of March 31, 2004, these thresholds have not been met.

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

      The Zero Coupon Notes contain an embedded derivative, the value of which as of March 31, 2004 has been determined by a third party valuation to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 7 —  Restructuring

      During the first quarter of 2004, no restructuring charges or credits were recorded. Cash paid during the quarter with respect to previously accrued restructuring charges was approximately $8.7 million of which $7.6 million consisted of the final lease termination payment relating to DoubleClick’s former New York headquarters. The remaining $1.1 million related to lease and other exit costs at excess and idle facilities in New York and for DoubleClick’s other facilities, primarily London, England and Louisville, Colorado.

      The restructuring accrual as of March 31, 2004 of approximately $24.6 million consists primarily of DoubleClick’s facilities in Louisville, Colorado and London, England. The restructuring accrual associated

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

with these facilities represents the excess of future lease commitments over estimated sublease income, if any. These accruals were based on an analysis performed with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. Should market conditions or other circumstances change, this information may be updated and restructuring charges or credits may be required.

      As of March 31, 2004, approximately $3.7 million and $20.9 million remained accrued in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, and relates wholly to future lease costs.

      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established (in thousands):

Balance at December 31, 2003	$32,977
Cash expenditures	(8,711)
Effect of foreign currency translation	358

Balance at March 31, 2004	$24,624

Note 8 —	Contingencies

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

      DoubleClick is defending two class action lawsuits, one filed in Allegheny County, Pennsylvania and the other in San Joaquin County, California, alleging, among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisement that plaintiffs assert we delivered to consumers. The actions seek, among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. In April 2004, the court in the California action entered an order dismissing several claims against DoubleClick with leave to amend. DoubleClick believes these claims are without merit and intends to defend these actions vigorously.

      As previously reported, in October 2003, DoubleClick received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York (“U.S. Attorney’s Office”) seeking documents regarding certain vendors that provided services to DoubleClick, including interior construction and facilities

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

management, during the period from 1999 through 2001. The services provided by these vendors are unrelated to the products and services provided by DoubleClick to its customers. In March 2004, the U.S. Attorney’s Office issued a press release announcing an Indictment against nineteen individuals, including a former DoubleClick employee, for racketeering and other federal crimes. The Indictment alleges a scheme to defraud DoubleClick through extortion of one of its vendors and through kickbacks to the DoubleClick former employee named in the Indictment. The press release states that these kickback payments “were made without knowledge of [the former employee’s] superiors at DoubleClick and were in direct violation of the written policies and procedures of DoubleClick”.

      DoubleClick is continuing to fully cooperate with the U.S. Attorney’s Office. In addition, following receipt of the grand jury subpoena, DoubleClick conducted an internal investigation and has implemented remedial measures to improve its selection, use and oversight of its vendors. DoubleClick does not believe that any overpayments by DoubleClick relating to the vendor named in the Indictment or the other vendors listed in the grand jury subpoena are material with respect to its financial statements for the periods in question or its current financial condition.

Note 9 —	Segment Reporting

      DoubleClick is organized into two segments: TechSolutions and Data. In December 2003, DoubleClick changed its measure of segment profit or loss from gross profit to operating income (loss). As a result, DoubleClick has adjusted its prior period segment disclosures to conform to this new measurement. Adjustments to reconcile segment reporting to consolidated results are included in “corporate”. Corporate represents the results of operations of DoubleClick’s unallocated corporate overhead. The accounting policies of DoubleClick’s segments are the same as those described in the summary of significant accounting policies.

      Revenue and operating income (loss) by segment are as follows (in thousands):

	Three Months Ended March 31, 2004

	TechSolutions	Data	Corporate	Total

Revenue from external customers	$45,297	$22,750	$—	$68,047

Depreciation and amortization	$6,179	$2,164	$614	$8,957

Operating income/(loss)	$8,496	$2,533	$(8,399)	$2,630

Total other income, net				$5,688

Income before income taxes				$8,318

	Three Months Ended March 31, 2003

	TechSolutions	Data	Corporate	Total

Revenue from external customers	$41,528	$18,526	$—	$60,654

Depreciation and amortization	$10,432	$1,714	$992	$13,138

Operating income/(loss)	$2,838	$4,466	$(7,843)	$(539)

Total other income, net				$1,778

Income before income taxes				$1,239

Note 10 —	Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income was $15.0 million for the three months ended March 31, 2004. Comprehensive loss was $1.2 million for the three months ended March 31, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

      This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management “believes”, “expects”, “anticipates”, “plans” or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the securities and exchange commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report on Form 10-Q and may change prior to the end of each quarter or the year. while we may elect to update forward-looking statements at some point in the future, we may not update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

      We provide technology and data products and services that direct marketers, Web publishers and advertisers use to optimize their marketing programs and efficiently reach their customers. We derive revenues from two business segments: DoubleClick TechSolutions, which we refer to as our TechSolutions segment and DoubleClick Data, which we refer to as our Data segment.

      DoubleClick TechSolutions. TechSolutions includes products and services from our ad management and our marketing automation divisions. Our ad management products and services consist of our DART for Publishers Service, DART Enterprise, DART for Advertisers Service, Motif and MediaVisor. Our marketing automation products and services consist of a suite of email products based on our DARTmail Service, Ensemble, our campaign management software tool, and SiteAdvance, our Web site analytics solution. As a result of our acquisition of SmartPath, Inc., a marketing resource management, or MRM, software company in March 2004, we began to offer marketing planning and operational management solutions as part of our marketing automation suite of products and services. We generate our TechSolutions revenue primarily from the delivery of advertising impressions and emails as well as the sale and the installation of our licensed software products.

      DoubleClick Data. Data, which consists of our Abacus and Data Management divisions, provides products and services to direct marketers. Abacus maintains the Abacus Alliance database in the United States, which is the largest proprietary database of consumer transactions used for target marketing purposes, and maintains alliances in the United Kingdom, Japan and through a joint venture, in Germany. In the United States, we also offer a Business-to-Business Alliance. As a result of our acquisition of Computer Strategy

Coordinators, Inc., a data management company, in June 2003 we began to offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of the new Data Management division. We generate our Data revenue primarily from the sale of consumer and business prospect lists, list processing, database development and database management services.

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

Restructuring Estimates

      Our restructuring reserves as of March 31, 2004 were approximately $24.6 million, and consisted primarily of reserves for our facilities in Louisville, Colorado and London, England. The restructuring accrual associated with our facilities represents the excess of future lease commitments over estimated sublease income, if any. These accruals were based on an analysis performed with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. The most material estimate is associated with our facility in London where the office space is currently sublet for only a portion of the remaining lease term. The total remaining obligation for this facility is approximately $45.0 million. Our London reserve is based on our estimate of future sublease income relative to the total remaining obligation and was determined based on the weighted probability of various future sublease scenarios. These scenarios resulted in a weighted average sublease rate where for each $1.00 change in this assumption, additional restructuring charges or credits of approximately $0.2 million would be required. If market conditions or other circumstances change, this information may be updated and additional charges or credits may be required.

Advertiser Credits and Bad Debt

      We record reductions to revenue for the estimated future credits issuable to our customers in the event that solutions do not meet contractual specifications. We follow this method because reasonably dependable estimates of such credits can be made based on historical experience. If the actual amounts of customer credits differ from our estimates, revisions to the associated allowance may be required. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in subsequent periods.

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

      We evaluate our goodwill for impairment annually, as well as when an event triggering impairment may have occurred. We have elected to perform our annual impairment analysis during the fourth quarter of each fiscal year as of October 1st. In accordance with Statements of Financial Accounting Standards No. 142,

“Goodwill and Other Intangible Assets”, we utilize a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.

      When it is determined that the carrying value of goodwill may be impaired or investments may not be recoverable, management measures impairment based on projected discounted cash flows, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold, price/revenue multiples of competitors and the closing market price for investments that are publicly traded.

      As of March 31, 2004, we held investments in equity instruments of public companies received as a result of certain business transactions, including shares held in DoubleClick Japan, AdLINK Internet Media AG and MaxWorldwide, Inc. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. The following sets forth the cost basis and fair market value of these investments, which are included in as “Investment in affiliates” on the Consolidated Balance Sheets.

	As of March 31, 2004

		Fair
		Market
	Cost Basis	Value

	(In thousands)
DoubleClick Japan	$5,788	$21,172
AdLINK Internet Media AG	$1,855	$13,276
MaxWorldwide, Inc.	$—	$1,968

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

Deferred Tax Assets

      Pursuant to SFAS 109, we record a valuation allowance to the extent realization of our deferred tax assets is not more likely than not. As of March 31, 2004 and December 31, 2003, we maintained a valuation allowance against those net deferred tax assets that we believe, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, are not more likely than not expected to be realized. If we determine that we would be able to realize additional or all of our deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital and/or goodwill in the period such determination was made.

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

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, known as FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. We do not have any entities as of March 31, 2004 that required disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Business Transactions

     Acquisitions

2004

SmartPath, Inc.

      On March 19, 2004, we completed our acquisition of SmartPath, a privately held marketing resource management, or MRM, software company for approximately $24.1 million in cash.

2003

Computer Strategy Coordinators, Inc.

      On June 30, 2003, we completed our acquisition of Computer Strategy Coordinators, or CSC, a data management company. In the transaction, we acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash, inclusive of $0.4 million of direct acquisition costs, and the assumption of certain indebtedness.

Results of Operations

      Revenues for the first quarter of 2004 were $68.0 million, an increase of $8.0 million or 13.3% compared to the prior year period. This increase was due to growth in each of our divisions within both our TechSolutions and Data segments. Gross profits increased $7.4 million during the quarter to $45.5 million while gross margins improved by 330 basis points to 66.8%. These increases were driven primarily by our TechSolutions segment. Operating income was $2.6 million versus an operating loss of $0.5 million in the prior year period. Operating income improved due to the increase in gross profits of $7.4 million partially offset by the increase in operating expenses of $4.3 million. The increase in operating costs was primarily due to sales and marketing expenses, which grew by approximately 30%. This increase was net of a $1.5 million reserve reversal relating to a prior acquisition. Sales and marketing expenses increased primarily due to the hiring of additional employees and the assumption of headcount as a result of our acquisition of CSC. Net income was $7.7 million, or $0.05 per diluted share, as compared to net income of $0.9 million, or $0.01 per diluted share, in the prior year period. Net income for the first quarter of 2004 benefited from the distribution from MaxWorldwide of approximately $2.4 million in connection with its plan of liquidation and dissolution and the reversal of a $1.5 million reserve, previously discussed. We expect revenue and operating income to increase throughout 2004 as a result of anticipated growth in each of our divisions within both our TechSolutions and Data segments.

      Revenues, gross profit and operating income (loss) by segment are as follows (in thousands):

	For the Three Months
	Ended March 31,		2004 vs. 2003

Revenue:	2004	2003	Change	%

TechSolutions	$45,297	$41,528	$3,769	9.1%
Data	22,750	18,526	4,224	22.8%

Total	$68,047	$60,054	$7,993	13.3%

	For the Three Months
	Ended March 31,		2004 vs. 2003

Gross Profit:	2004	2003	Change	%

TechSolutions	$31,899	$25,443	$6,456	25.4%
Data	13,583	12,664	919	7.3%

Total	$45,482	$38,107	$7,375	19.4%

	For the Three Months
	Ended March 31,		2004 vs. 2003

Operating Income/(Loss):	2004	2003	Change	%

TechSolutions	$8,496	$2,838	$5,658	199.4%
Data	2,533	4,466	(1,933)	(43.3)%
Corporate(1)	(8,399)	(7,843)	(556)	NMF

Total	$2,630	$(539)	$3,169	NMF

(1)	Adjustments to reconcile segment reporting to consolidated results are included in “Corporate.”

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

      TechSolutions revenue increased by 9.1% to $45.3 million for the three months ended March 31, 2004 from $41.5 million for the three months ended March 31, 2003. The increase in TechSolutions revenue was attributable to growth in both our ad management and marketing automation divisions. Ad management revenue increased by $2.2 million or 7.0% to $33.3 million in the first quarter of 2004 compared to the same period of 2003. For the three months ended March 31, 2004, the increase in volumes outpaced the decline in effective price. Volume increases were driven by our existing customer base and were assisted by the signing of over 40 new ad management contracts. The decline in effective price continued to be due to a change in client and product mix and sustained, pricing pressure. The change in client mix was driven by the acquisition of higher-volume, lower-priced customers.

      Marketing automation revenue increased 15.0% to $12.0 million in the first quarter of 2004 compared to $10.4 million in the prior year period. This increase was associated with growth in all of our marketing automation products and services. The addition of over 60 new marketing automation customers as well as volume increases within email from existing customers, more than offset price declines.

      TechSolutions gross profit was $31.9 million or 70.4% of revenue for the three months ended March 31, 2004 compared to $25.4 million or 61.3% of revenue for the three months ended March 31, 2003. Gross profits increased $6.5 million primarily due to the increase in revenues and decreases in depreciation, rent and utilities of approximately $1.7 million in aggregate. The decrease in depreciation, rent and utilities costs was due to the termination of the lease for our previous New York headquarters and the relocation of our data center from New York to Colorado. In addition, depreciation expense also benefited from the continued efficient use of our existing hardware.

      TechSolutions operating income was $8.5 million for the three months ended March 31, 2004, an increase of $5.7 million compared to the prior year period. This improvement was a result of the increase in gross profit partially offset by an increase in operating expenses of approximately $0.8 million. Operating expenses included an increase in personnel-related costs of approximately $2.0 million resulting from the hiring of additional employees as well an increase in bad debt expense of approximately $1.1 million and professional fees of approximately $0.5 million. The increase in personnel-related costs was net of a $1.5 million reserve reversal relating to a prior acquisition. These costs were offset by a decline in depreciation expense of $1.2 million relating to our previous New York headquarters and a reduction in amortization expense of $1.8 million associated with these assets reaching the end of their amortizable lives.

      In 2004, we plan to invest additional resources in our TechSolutions research, product development and sales departments to fund future revenue growth. As a part of this strategy, we anticipate hiring additional employees during 2004. We anticipate TechSolutions revenue and operating income will grow in each division as compared to the year ago periods even with the additional investments described above.

DoubleClick Data

      DoubleClick Data revenue has historically been derived primarily from our Abacus division, which provides products and services, such as acquisition solutions, retention solutions and list optimization, to direct marketers and merchants in the Abacus Alliances. As a result of our acquisition of CSC in June 2003, we began to offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of the new Data Management division. Data cost of revenue includes expenses associated with maintaining and updating the Abacus databases, facility- and personnel-related expenses to operate and support our production equipment, the amortization of purchased intangible assets and subscriptions to third party providers of lifestyle and demographic data that is used to supplement our transactions based databases.

      Data revenue increased 22.8% to $22.8 million for the three months ended March 31, 2004 compared to $18.5 million for the three months ended March 31, 2003. The increase is attributable to the acquisition of CSC and growth from our Abacus business. Abacus revenues increased 9.9% to $20.4 million in the first quarter of 2004 compared to $18.5 million in first quarter of 2003. The remaining Data revenues during the first quarter of 2004 came from DoubleClick’s Data Management division. The year-over-year increase in Abacus revenues were driven primarily from continued growth in Abacus’ U.S. Business-to-Business Alliance and the U.K. Business-to-Consumer Alliance. During the quarter, Abacus added 33 Business-to-Consumer Alliance members and 18 Business-to-Business Alliance members.

      Gross profits increased $0.9 million to $13.6 million or 59.6% of revenues in the first quarter of 2004 compared to $12.7 million or 68.4% of revenues in the prior year period. Gross profits were driven by the improvement in sales offset by an increase of $1.0 million in the amortization of purchased technology associated with our acquisition of CSC and production costs associated with this business.

      Data operating income decreased to $2.5 million for the first quarter of 2004 from $4.5 million in the prior year period. This change was due to an increase in operating expenses of $2.9 million partially offset by the improvement in gross profits of $0.9 million. Operating expenses increased primarily due to additional headcount assumed as a result of the CSC acquisition. As a result, average Data headcount increased 53.5% in the first quarter of 2004 compared to the same period of 2003. In addition, amortization expense included as a component of operating expenses increased by approximately $0.5 million. These expenses are associated with intangible assets acquired in connection with the CSC acquisition.

      In 2004, we anticipate Data revenue and operating income will grow in each division as compared to the year ago periods due to growth from our Abacus Alliances in the U.S. and U.K. and new product offerings within Data Management.

Operating Expenses

      Operating costs and expenses were as follows (in thousands):

	For the Three Months
	Ended March 31,		2004 vs. 2003

Operating Expenses:	2004	2003	Change	%

Sales and marketing	$25,650	$19,656	$5,994	30.5%
General and administrative	$8,074	$8,866	$(792)	(8.9%)
Product development	$8,491	$8,045	$446	5.5%

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with our sales and marketing departments. Sales and marketing expenses increased by $6.0 million in the first quarter of 2004 compared to the same period of 2003 and increased as a percentage of revenue to 37.7% from 32.7%. The increase was primarily attributable to increases in personnel-related costs of $4.5 million, bad debt expense of $0.9 million, and marketing expenses of $0.5 million. The change in personnel related costs were net of a $1.5 million reserve reversal relating to a prior acquisition. Personnel-related costs increased due to the hiring of additional employees and the assumption of headcount as a result of our acquisition of CSC. As a result, average sales and marketing headcount increased 12.2% in the first quarter of 2004 compared to 2003. The increase in bad debt expense was consistent with our year over year increase in revenues. Additionally, the rise in marketing expenditures related to our worldwide Insight conferences, our annual trends and best practices conference featuring industry thought leaders, case studies and technical tracks.

      For the remainder of 2004, we expect the absolute dollar amount of sales and marketing expenses to remain relatively flat as compared to the first quarter of 2004 as we have completed most of our planned hiring, but to decrease slightly as a percentage of revenues due to anticipated higher revenues.

General and Administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services and other operating expenses associated with our executive, finance, human resources, legal, facilities and administrative departments. General and administrative expenses decreased marginally by $0.8 million to 11.9% of revenue in the first quarter of 2004 compared to 14.8% of revenue in the same period of 2003. Cost savings initiatives during the year resulted in reductions of $0.4 million in computer-related office expenses and $0.8 million in professional and outside service fees. These decreases were partially offset by increases in personnel-related costs of $0.7 million due to the increase in average general and administrative headcount of 9.4% in the first quarter of 2004 compared to the same period of 2003.

      For the remainder of 2004, we expect general and administrative expenses to remain flat in absolute dollars, but decrease as a percentage of revenues due to anticipated higher revenues as compared to the first quarter of 2004.

Product Development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products and provide quality assurance. Product development expenses increased marginally in the first quarter of 2004 compared to the same period of 2003, but decreased as a percentage of revenue from 13.4% in 2003 to 12.5% in 2004. The increase was primarily due to approximately $0.4 million in professional fees relating to new product initiatives.

      For the remainder of 2004, we expect product and development expenses to increase significantly in absolute dollars and as a percentage of revenue as compared to the first quarter of 2004 and the year ago periods due to hiring of additional employees and the assumption of headcount as a result of our acquisition of SmartPath.

Amortization of Intangibles

      Amortization of intangible assets consists primarily of the amortization of customer relationships. Amortization expense was $0.6 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively. The decrease of $1.5 million in the first quarter of 2004 compared to the same period of the prior year was primarily the result of certain intangible assets becoming fully amortized during the year.

      We expect amortization of intangible assets to increase during the remainder of 2004 due to the acquisition of SmartPath in March 2004, offset slightly by other intangible assets as they become fully amortized.

Non-Operating Expenses and Income Taxes

Equity in Losses of Affiliates

      Equity in losses of affiliates was $0.2 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. In the first quarter of 2004, we recognized equity losses of approximately $0.1 million from our equity investment in DoubleClick Japan and approximately $0.1 million from our investment in Abacus Deutschland.

      In the first quarter of 2003, we recognized equity losses of $0.3 million relating to our equity investment in DoubleClick Japan and $1.0 million from our equity investment in MaxWorldwide.

Gain on Distribution from Affiliate

      In the first quarter of 2004, we recognized a gain of $2.4 million relating to a distribution from MaxWorldwide in connection with its plan of liquidation and dissolution. We still maintain a 19.8% interest in MaxWorldwide and may receive additional distributions in future periods based on the finalization of its plan of liquidation and dissolution.

      In the first quarter of 2003, we did not recognize any gains from affiliate distributions.

Interest and Other, Net

	For the Three
	Months Ended
	March 31,

	2004	2003

	(In thousands)
Interest Income	$2,999	$5,021
Interest Expense	(351)	(2,107)
Other	826	129

	$3,474	$3,043

      Interest and other, net was $3.5 million and $3.0 million for the three months ended March 31, 2004, and 2003, respectively. In the first quarter of 2004, interest income decreased by $2.0 million due to a combination of a decrease of total cash, which includes cash and cash equivalents, investments in marketable securities and restricted cash, of $119.7 million compared to the prior year period and a decrease in the average interest rates. Interest expense decreased due to the redemption of our 4.75% Convertible Subordinated Notes due 2006 in July 2003. Other primarily includes the effect of foreign exchange rate fluctuations on operations resulting in gains of $0.7 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.

      Interest and other, net may fluctuate in future periods in correlation with the average cash, investment and debt balances we maintain and as a result of changes in the market rates of our investments.

Provision for Income Taxes

      The provision for income taxes recorded for the three months ended March 31, 2004 of $0.6 million consists principally of income taxes of $0.4 million on the earnings of our foreign subsidiaries, Federal alternative minimum taxes of $0.1 million, and state and local taxes of $0.1 million. The provision for income taxes recorded for the three months ended March 31, 2003 of $0.3 million consists principally of income taxes of $0.4 million on the earnings of some of our foreign subsidiaries and $0.1 million of Federal alternative minimum tax, reduced by a benefit of approximately $0.2 million of state and local refunds received during the first quarter. The provision for income taxes for the three months ended March 2004 and 2003 does not reflect tax benefits attributable to our net operating loss and other tax carryforwards due to limitations and uncertainty surrounding our prospective realization of such benefits.

Liquidity and Capital Resources

	For the
	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Net cash (used in) provided by operating activities	$(7,351)	$4,915
Net cash (used in) provided by investing activities	$(37,365)	$35,605
Net cash used in financing activities	$(18,175)	$(881)

Operating Activities

      In the first quarter of 2004, cash used in operating activities was $7.4 million, a decrease of $12.3 million compared to the same period in 2003. The decrease is primarily due to the final lease termination payment of $7.6 million for our previous New York headquarters and an increase in accounts receivable of $5.4 million due to the timing of collections. During the current quarter, cash used in operating activities included decreases of $13.1 million in accrued expenses and other liabilities and $1.9 million in prepaid expenses and other assets, partially offset by increases in deferred revenue of $1.5 million and accounts payable of $1.2 million. The decrease in accrued expenses and other liabilities related to the payment of certain liabilities while the remaining balance sheet items were primarily due to timing.

      In the first quarter of 2003, cash provided by operating activities was $4.9 million resulting primarily from our net income, adjusted for non-cash items. In addition, accrued expenses and other liabilities decreased $20.0 million due to the payment of other liabilities partially offset by an increase in deferred revenue of $3.3 million and prepaid expenses of $3.3 million.

      For the remainder of 2004, we expect to generate positive cash flow from operating activities on a quarterly basis due to the completion of restructuring payments for our previous New York headquarters, the redemption of our 4.75% Convertible Subordinated Notes due 2006 and the anticipated increase in revenues and net income.

Investing Activities

      In the first quarter of 2004, cash used in investing activities was $37.4 million, a decrease of $73.0 million compared to the same period in 2003. The decline is primarily due to the decrease in the net proceeds from purchases and maturities of investments in marketable securities of $70.0 million compared to 2003. In addition, we used $22.4 million, net of cash acquired, for the acquisition of SmartPath and $6.1 million for capital expenditures.

      In the first quarter of 2003, cash provided by investing activities was $35.6 million resulting primarily from the net proceeds in purchases and maturities of investments in marketable securities of $47.1 million partially offset by capital expenditures of $8.2 million.

      For the remainder of 2004, cash flow from investing activities may fluctuate based upon the net proceeds from purchases and maturities of investments in marketable securities and possible acquisitions and as compared to the first quarter of 2004 and the year ago periods.

Financing Activities

      In the first quarter of 2004, cash used in financing activities was $18.2 million, a decrease of $17.3 million compared to the same period in 2003. The decrease was a result of the purchase of 1.9 million shares our common stock for $20.4 million. These costs were offset by the net increase in proceeds from the issuance of common stock and exercise of stock options of approximately $1.5 million in the quarter.

      In the first quarter of 2003, cash used in financing activities was $0.9 million resulting primarily from $1.8 million from payments of our capital lease obligations offset by the net proceeds from the issuance of common stock and stock options of approximately $0.9 million.

      For the remainder of 2004, cash flow from financing activities may fluctuate based on possible purchases of our common stock as compared to the first quarter of 2004 and the year ago periods.

Related Party Transactions

      We maintain a 15% interest in AdLINK. This interest was acquired in January 2002 as a result of the sale of our European Media business. We currently maintain one seat on AdLINK’s supervisory board. We recognized revenue of approximately $0.5 million and $0.7 million during the three months ended March 31, 2004 and 2003, respectively, relating to services provided to AdLINK.

      In addition, we hold a 19.8% interest in MaxWorldwide. This interest was acquired in July 2002 as a result of the sale of our North American Media business. We recognized revenue of approximately $0.8 million during the three months ended March 31, 2003, relating to services provided to MaxWorldwide.

      Additionally, we maintain a minority interest in DoubleClick Japan. On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan and reduced our ownership interest to 15.6%. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. We also have retained one seat on DoubleClick Japan’s board of directors. DoubleClick Japan will continue to sell our suite of DART technology products as part of a long-term technology reseller agreement. Revenue recognized through services provided to DoubleClick Japan was approximately $0.9 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate debt obligations and money market funds. As of March 31, 2004, our investments in marketable securities had a weighted average time to maturity of 399 days.

      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of March 31, 2004:

	Time to Maturity

	One Year	One to Two	Two to	Five and
	or Less	Years	Five Years	Thereafter	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$121,255	$—	$—	$—	$121,255
Average interest rate	0.72%
Fixed-rate investments in marketable securities	$151,616	$313,028	$23,607	$—	$488,251
Average interest rate	2.36%	1.83%	1.85%
Liabilities:
Convertible subordinated notes	$—	$—	$135,000	$—	$152,569
Average interest rate			0.00%

      As of March 31, 2004, the current portion of restricted cash was $4.2 million and the average interest rate associated with this cash was 0.13% and the non-current portion of restricted cash was $11.7 million with an average interest rate of 0.63%. Restricted cash primarily represents amounts placed in escrow relating to funds to cover office lease security deposits and our automated clearinghouse payment function.

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

      The Zero Coupon Convertible Subordinated Notes due 2023 contain an embedded derivative, the value of which as of March 31, 2004 has been determined by a third party valuation to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 31, 2004, we did not hold any other derivative financial instruments.

Foreign Currency Risk

      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than our functional currency and the functional currency our subsidiaries. At March 31, 2004, our international revenues were approximately $14.2 million. The revenues included beneficial foreign currency movements of approximately $1.9 million primarily due to the strength of the Euro versus the U.S. dollar. The effect of foreign exchange rate fluctuations on operations resulted in gains of $0.7 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. This was principally as a result of the weakening of the U.S. dollar and its impact upon our U.S. dollar denominated deposits held by our international subsidiaries.

      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2004, we had $58.9 million in cash and cash equivalents denominated in foreign currencies.

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

      With the exception of this past fiscal year, we have incurred net losses each year since inception, including net losses of $117.9 million and $265.8 million for the years ended December 31, 2002 and 2001, respectively. As of March 31, 2004 our accumulated deficit was $641.8 million. With the exception of the fiscal year ended December 31, 2003, we have not achieved profitability on an annual basis and may incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures, which may include obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities. As a result of our expenditures, we will need to generate significant revenue to maintain profitability. Even if we do continue to achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

      The number of ad impressions delivered by DoubleClick TechSolutions has, at times in the past, declined and may in the future decline or fail to grow or the price that we can charge for our services may decline, which in either case would adversely affect our revenues. A decline in the economic prospects of direct marketers or the economy in general would also adversely impact the revenue outlook for our marketing automation business. DoubleClick Data, which provides products and services to direct marketers, may face similar pressures. Some direct marketers may respond to economic downturns by reducing the number of catalogs mailed, thereby possibly reducing the demand for DoubleClick Data’s services. If direct marketing activities fail to grow or decline, our revenues could be adversely affected.

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

      Our business has expanded rapidly in part as a result of acquisitions or investments in other companies, including the acquisitions of Abacus Direct, NetGravity, FloNetwork, MessageMedia, Protagona, Computer Strategy Coordinators and SmartPath. We have recorded goodwill in connection with a number of our acquired businesses, including MessageMedia, FloNetwork and SmartPath. We have in the past recognized impairment charges with respect to the goodwill of some acquired businesses as a result of significantly lower-than-expected revenues generated with respect to acquired businesses and considerably reduced estimates of future performance. If market conditions require, we may in the future record additional impairments in the value of our acquired businesses.

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

      As of March 31, 2004, we had 136,297,505 shares of common stock outstanding, excluding 18,087,837 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce the market value for our common stock.

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

Our Data business segment is dependent on the success of the direct marketing industry for our future success.

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

Increases in postal rates and paper prices could harm our Data business segment.

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

      DoubleClick’s management, with the participation of DoubleClick’s chief executive officer and chief financial officer, evaluated the effectiveness of DoubleClick’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, DoubleClick’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, DoubleClick’s disclosure controls and procedures were (1) designed to ensure that material information relating to DoubleClick, including its consolidated subsidiaries, is made known to DoubleClick’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by DoubleClick in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in DoubleClick’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, DoubleClick’s internal control over financial reporting.

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

      We are defending two class action lawsuits, one filed in Allegheny County, Pennsylvania and the other in San Joaquin County, California, alleging, among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisements that plaintiffs assert we delivered to consumers. The actions seek, among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. In April 2004, the court in the California action entered an order dismissing several claims against us with leave to amend. We believe these claims are without merit and intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these litigations. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

      As previously reported, in October 2003, we received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York (“U.S. Attorney’s Office”) seeking documents regarding certain vendors that provided services to us, including interior construction and facilities management, during the period from 1999 through 2001. The services provided by these vendors are unrelated to the products and services provided by us to our customers. In March 2004, the U.S. Attorney’s Office issued a press release announcing an Indictment against nineteen individuals, including one of our former employees, for racketeering and other federal crimes. The Indictment alleges a scheme to defraud us through extortion of one of our vendors and through kickbacks to our former employee named in the Indictment. The press release states that these kickback payments “were made without knowledge of [the former employee’s] superiors at DoubleClick and were in direct violation of the written policies and procedures of DoubleClick.”

      We are continuing to fully cooperate with the U.S. Attorney’s Office. In addition, following receipt of the grand jury subpoena, we conducted an internal investigation and have implemented remedial measures to improve our selection, use and oversight of our vendors. We do not believe that any overpayments made by us relating to the vendor named in the Indictment or the other vendors listed in the grand jury subpoena are material with respect to its financial statements for the periods in question or its current financial condition.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following provides information with respect to our purchases of our common stock during the first quarter of 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number of Shares	Approximate Dollar
	Total Number of		Repurchased as Part of	Value that May Yet Be
	Shares	Average Price	Publicly Announced	Purchased under the
	Repurchased	Per Share	Program	Program(1)

January 1 through January 31, 2004	—	$—	165,500	$98.6 million
February 1 through February 29, 2004	447,500	$10.77	613,000	$93.8 million
March 1 through March 31, 2004	1,448,755	$10.82	2,061,755	$78.1 million

(1)	In November 2003, the Board of Directors approved a $100 million stock repurchase program (the “Program”). We did not purchase any other shares of our common stock outside of the Program during the period ended March 31, 2004.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Number		Description

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

      (b) Reports on Form 8-K

On January 28, 2004, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the quarter and fiscal year ended December 31, 2003 (including financial statements) pursuant to Item 12.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLECLICK INC.

By:	/s/ CORY A. DOUGLAS

Cory A. Douglas
Vice President, Finance and Corporate Controller
(Chief Accounting Officer and
Duly Authorized Officer)

Date: May 10, 2004