Form 10-Q
period 2004-06-30
DOUBLECLICK INC
filed 2004-08-09
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

      As of August 6, 2004 there were 126,732,248 outstanding shares of the registrant’s Common Stock.

DOUBLECLICK INC.

PART 1:     FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

DOUBLECLICK INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited, in thousands,
	except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,522	$183,484
Investments in marketable securities	183,839	151,898
Restricted cash	3,728	16,328
Accounts receivable, net of allowances of $7,780 and $7,519, respectively	66,160	51,491
Prepaid expenses and other current assets	19,234	17,473

Total current assets	350,483	420,674
Investment in marketable securities	264,822	312,434
Restricted cash	11,668	11,668
Property and equipment, net	76,933	75,786
Goodwill	68,293	18,658
Intangible assets, net	33,111	10,847
Investment in affiliates	15,135	13,422
Other assets	13,615	14,408

Total assets	$834,060	$877,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,897	$4,164
Accrued expenses and other current liabilities	60,453	62,741
Current portion of capital lease obligations and loans payable	3,416	411
Deferred revenue	9,762	8,188

Total current liabilities	78,528	75,504
Convertible subordinated notes — Zero Coupon, due 2023	135,000	135,000
Other long term liabilities	26,503	27,046
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 140,209,258 and 139,329,875 shares issued, respectively	140	139
Treasury stock, 8,442,325 and 1,846,170 shares, respectively	(70,385)	(10,396)
Additional paid-in capital	1,292,525	1,287,775
Accumulated deficit	(637,949)	(649,523)
Other accumulated comprehensive income	9,698	12,352

Total stockholders’ equity	594,029	640,347

Total liabilities and stockholders’ equity	$834,060	$877,897

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited, in thousands, except per share amounts)
Revenue	$69,153	$63,556	$137,200	$123,610
Cost of revenue	21,829	22,448	44,394	44,395

Gross profit	47,324	41,108	92,806	79,215
Operating expenses:
Sales and marketing	23,505	20,852	49,155	40,508
General and administrative	8,860	8,360	16,934	17,226
Product development	10,993	8,528	19,484	16,573
Amortization of intangibles	1,188	1,240	1,825	3,319
Restructuring credits, net	—	(6,871)	—	(6,871)

Total operating expenses	44,546	32,109	87,398	70,755
Income from operations	2,778	8,999	5,408	8,460
Other income (expense)
Equity in losses of affiliates	(384)	(1,048)	(570)	(2,313)
Gain on distribution from affiliate	—	—	2,400	—
Loss on early extinguishment of debt	—	(4,406)	—	(4,406)
Interest and other, net	2,317	2,589	5,791	5,632

Total other income (expense)	1,933	(2,865)	7,621	(1,087)
Income before income taxes	4,711	6,134	13,029	7,373
Provision for income taxes	(830)	(303)	(1,455)	(636)

Net income	$3,881	$5,831	$11,574	$6,737

Basic net income per share	$0.03	$0.04	$0.09	$0.05

Weighted average shares used in basic net income per share	134,824	136,922	135,961	136,679

Diluted net income per share	$0.03	$0.04	$0.08	$0.05

Weighted average shares used in diluted net income per share	137,636	140,434	139,360	139,597

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2004	2003

	(Unaudited, in thousands)
OPERATING ACTIVITIES
Net income	$11,574	$6,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	13,797	20,353
Amortization of intangible assets	3,609	4,980
Equity in losses of affiliates	570	2,313
Gain on distribution from affiliate	(2,400)	—
Loss on early extinguishment of debt	—	4,406
Other non-cash items	1,397	1,202
Provisions for bad debts and advertiser discounts	5,958	3,258
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(3,186)	(71)
Prepaid expenses and other assets	317	3,892
Accounts payable	732	(3,677)
Lease termination and related payments	(7,625)	(14,400)
Accrued expenses and other liabilities	(16,191)	(28,829)
Deferred revenue	(928)	4,184

Net cash provided by operating activities	7,624	4,348
INVESTING ACTIVITIES
Purchases of investments in marketable securities	(95,084)	(236,195)
Maturities of investments in marketable securities	106,592	335,139
Restricted cash	12,600	(30,811)
Purchases of property and equipment	(12,123)	(11,227)
Proceeds from distribution from affiliate	2,400	—
Investment in Abacus Deutschland	(471)	—
Acquisition of businesses, net of cash acquired	(72,002)	(2,757)
Proceeds from sale of investment in affiliates	—	656
Proceeds from sale of intangible asset, net	—	900

Net cash (used in) provided by investing activities	(58,088)	55,705
FINANCING ACTIVITIES
Proceeds from the issuance of common stock and the exercise of stock options, net	3,354	2,266
Proceeds from issuance of convertible subordinated notes, net	—	131,963
Purchases of treasury stock	(58,423)	—
Payments under capital lease obligations and notes payable	(285)	(3,681)

Net cash (used in) provided by financing activities	(55,354)	130,548
Effect of exchange rate changes on cash	(144)	2,693

Net (decrease) increase in cash and cash equivalents	(105,962)	193,294
Cash and cash equivalents at beginning of period	$183,484	$123,671

Cash and cash equivalents at end of period	$77,522	$316,965

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Description of Business

      DoubleClick is a leading provider of technology and data products used by direct marketers, Web publishers and advertisers to plan, execute and analyze their marketing programs. Combining technology and data expertise, DoubleClick’s solutions help its customers to optimize their advertising and marketing campaigns online and through direct mail. DoubleClick offers a broad array of technology and data products and services to its customers to allow them to address a full range of the marketing processes, from pre-campaign planning and testing, to execution, measurement and campaign refinements.

      DoubleClick derives its revenues from two business segments: TechSolutions and Data. DoubleClick TechSolutions includes its Ad Management and Marketing Automation divisions. DoubleClick’s Ad Management division primarily consists of the DART for Publishers Service, the DART for Advertisers Service and the DART Enterprise ad serving software product. DoubleClick’s Marketing Automation division consists of email products based on DoubleClick’s DARTmail Service as well as campaign management and analytics products and services. As a result of its acquisition of SmartPath, Inc. (“SmartPath”), a marketing resource management software company, in March 2004, DoubleClick offers marketing planning and operational management solutions as part of its Marketing Automation suite of products and services. With the acquisition of Performics Inc. (“Performics”) in June 2004, DoubleClick created a third division within TechSolutions that offers search engine marketing and affiliate marketing solutions.

      DoubleClick Data includes its Abacus and Data Management divisions. Abacus utilizes the information contributed to the proprietary Abacus database by Abacus Alliance members to make direct marketing more effective for Abacus Alliance members and other clients. Data Management was formed as a result of DoubleClick’s acquisition of Computer Strategy Coordinators, Inc. (“CSC”), which was completed in June 2003. Data Management offers direct marketers solutions for building and managing customer marketing databases, tools to plan, execute and measure multi-channel marketing campaigns, as well as list processing and data hygiene products and services.

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

June 30, 2004
(Unaudited)

Cash and Cash Equivalents, Investments in Marketable Securities and Restricted Cash

      Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

      Marketable securities consist of government and corporate debt securities and are classified as current or non-current assets depending on their dates of maturity. As of June 30, 2004, all marketable securities included in non-current assets have maturities greater than one year.

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

      Restricted cash primarily represents amounts placed in escrow relating to funds used to cover office lease security deposits and DoubleClick’s automated clearinghouse payment function.

Property and Equipment

      Property and equipment is recorded at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. As required by SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, DoubleClick capitalizes certain computer software developed or obtained for internal use. Capitalized software is depreciated using the straight-line method over the estimated life of the software, generally three to five years.

Goodwill and Intangible Assets

      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the first half of 2004.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

      TechSolutions. Revenues include fees earned from the use of DoubleClick’s Ad Management and Marketing Automation products and services. Revenues derived from DoubleClick’s hosted, or Web-based, applications, including the DART for Publishers Service, the DART for Advertisers Service, and DARTmail, are recognized in the period the advertising impressions or emails are delivered, provided collection of the resulting receivable is reasonably assured. DART Service activation fees are deferred and recognized ratably over the expected term of the customer relationship.

      For DoubleClick’s licensed ad serving, campaign management and marketing resource management software solutions, revenues are recognized when product installation is complete, which generally occurs when customers begin utilizing the product, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. A portion of the initial ad serving software license fee is attributed to the customer’s right to receive, at no additional charge, software upgrades released during the subsequent twelve months. Revenues attributable to software upgrades are deferred and recognized ratably over the period covered by the software license agreement, which is generally one year.

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

Issuance of Stock by Affiliates

      Changes in DoubleClick’s interest in its affiliates arising as the result of their issuance of common stock are recorded as gains and losses in the Consolidated Statement of Operations, except for any transactions that must be recorded directly to equity in accordance with the provisions of SAB No. 51, “Accounting for Sales of Stock of a Subsidiary.”

Income Taxes

      DoubleClick uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

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

Equity-based Compensation

      DoubleClick accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. DoubleClick has adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

      In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”

      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS No. 123, DoubleClick’s net income would have decreased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income (loss)
As reported	$3,881	$5,831	$11,574	$6,737
Pro forma per SFAS 123	$(2,778)	$(21,361)	$(2,375)	$(44,602)
Basic net income (loss) per share
As reported	$0.03	$0.04	$0.09	$0.05
Pro forma per SFAS 123	$(0.02)	$(0.16)	$(0.02)	$(0.33)
Diluted net income (loss) per share
As reported	$0.03	$0.04	$0.08	$0.05
Pro forma per SFAS 123	$(0.02)	$(0.16)	$(0.02)	$(0.33)

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

      The per share weighted average fair value of options granted for the three and six months ended June 30, 2004 was $5.63 and $5.83, respectively, and the per share weighted average fair value of options granted for the three and six months ended June 30, 2003 was $4.04 and $3.98, respectively, on the grant date with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.29%	2.53%	3.23%	2.74%
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	65%	55%	65%	58%

      The pro forma impact of options on net income (loss) for the three and six months ended June 30, 2004 and 2003 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income	$3,881	$5,831	$11,574	$6,737

Weighted average basic common shares outstanding	134,824	136,922	135,961	136,679
Effect of dilutive securities: stock options	2,812	3,512	3,399	2,918

Weighted average diluted common shares outstanding	137,636	140,434	139,360	139,597

Net income per common share — basic	$0.03	$0.04	$0.09	$0.05

Net income per common share — diluted	$0.03	$0.04	$0.08	$0.05

      At June 30, 2004 and 2003, outstanding options of approximately 9.9 million and 13.0 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net income per share at June 30, 2004 excludes the effect of 10.3 million shares of common stock issuable upon conversion of the Zero Coupon Convertible Subordinated Notes due 2023. In addition, at June 30, 2003, the effect of 14.0 million shares issuable upon conversion of the 4.75% Convertible Subordinated Notes due 2006 was excluded since their inclusion would also have had an antidilutive effect.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. DoubleClick does not have any entities as of June 30, 2004 that required disclosure or new consolidation as a result of adopting the provisions of FIN 46 and FIN 46R.

Note 2 —	Business Transactions

Acquisitions

2004

Performics Inc.

      On June 22, 2004, DoubleClick completed its acquisition of Performics, a privately-held search engine marketing and affiliate marketing company based in Chicago, Illinois for approximately $58.2 million in cash. Pursuant to the acquisition agreements, Performics has the right to receive up to an additional $7.0 million based on the attainment of certain 2004 revenue objectives. Performics’ search engine marketing solutions are designed to help clients automate their paid placement, paid inclusion, and comparison shopping listings across multiple search providers and publishers. Performics also provides the infrastructure for affiliate marketing, through which marketers manage, track, and report on their offers across multiple affiliate sites. This acquisition allows DoubleClick to offer performance based marketing products and services.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

      The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$24.9
Property and equipment	1.4
Other intangible assets	18.7
Goodwill	35.0

Total assets acquired	80.0
Total liabilities assumed	(21.8)

Net assets acquired	$58.2

      On the basis of estimated fair values, approximately $11.8 million of the purchase price has been preliminarily allocated to purchased technology and $6.9 million to customer relationships. The purchased technology and the customer relationships are being amortized on a straight-line basis over three years based on each intangibles estimated useful life.

      The results of Performics’ operations will be included in DoubleClick’s Consolidated Statement of Operations beginning in the third quarter of 2004. DoubleClick has reflected this acquisition on its Consolidated Balance Sheet as of June 30, 2004.

SmartPath, Inc.

      On March 19, 2004, DoubleClick completed its acquisition of SmartPath, a privately-held marketing resource management, or MRM, software company based in Raleigh, North Carolina for approximately $24.1 million in cash. The SmartPath MRM solution adds marketing planning and operational management solutions to DoubleClick’s existing offerings in channel execution and data/analytics and optimization. In addition, SmartPath provides DoubleClick with an expanded platform to enter traditional marketing channels such as print and television.

      The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$3.2
Property and equipment	0.1
Other intangible assets	7.1
Goodwill	15.7

Total assets acquired	26.1
Total liabilities assumed	(2.0)

Net assets acquired	$24.1

      On the basis of estimated fair values, approximately $3.3 million of the purchase price has been allocated to purchased technology, $1.4 million to customer relationships and $2.4 million to a covenant not to compete. The purchased technology and the customer relationships are being amortized on a straight-line basis over three years based on each intangibles estimated useful life. The covenant not to compete is being amortized on a straight-line basis over 15 months.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

      The results of SmartPath’s operations were included in DoubleClick’s Consolidated Statement of Operations beginning in the second quarter of 2004.

2003

Computer Strategy Coordinators, Inc.

      On June 30, 2003, DoubleClick completed its acquisition of CSC, a data management company based in Schaumburg, Illinois. This acquisition enabled DoubleClick to strengthen the link between its email, campaign management and Web site analytics technology businesses with its data businesses, to create a comprehensive and bundled solution. In the transaction, DoubleClick acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash and the assumption of certain indebtedness.

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

      The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of Performics, SmartPath and CSC, consummated during 2004 and 2003, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except		(In thousands, except per
	per share data)		share data)
Revenues	$73,919	$70,747	$147,357	$139,108
Net income	$3,718	$4,009	$7,594	$3,487
Net income per basic share	$0.03	$0.03	$0.06	$0.03
Net income per diluted share	$0.03	$0.03	$0.05	$0.02

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

Note 3 —	Investment in Affiliates

      DoubleClick’s investments in affiliates at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
AdLINK Internet Media AG	$9,395	$7,578
DoubleClick Japan	5,663	5,844
Abacus Deutschland	77	—
MaxWorldwide, Inc.	—	—

	$15,135	$13,422

      In connection with DoubleClick’s sale of its European Media business to AdLINK Internet Media AG (“AdLINK”) in January 2002, DoubleClick acquired an option to acquire an additional 21% of AdLINK common shares from United Internet AG, AdLINK’s largest shareholder. This option was only exercisable if AdLINK had achieved EBITDA positive results for two out of three consecutive fiscal quarters before December 31, 2003. AdLINK did not achieve EBITDA positive results during these periods, therefore the option expired unexercised.

      DoubleClick’s investment in AdLINK represents an investment in a publicly traded company, the shares of which are accounted for as available-for-sale marketable securities. Accordingly, this investment is carried at fair value with changes in fair value being reported as a component of other comprehensive income. At June 30, 2004 and December 31, 2003, DoubleClick’s cost basis in this investment was approximately $1.9 million.

      As of June 30, 2004 and December 31, 2003, DoubleClick’s investments in MaxWorldwide, Inc. (“MaxWorldwide”) and DoubleClick Japan represent investments in publicly traded companies which are accounted under the equity method of accounting. At June 30, 2004 and December 31, 2003, the fair value of these investments was as follows:

	June 30,	December 31,
	2004	2003

	(In thousands)
MaxWorldwide, Inc.	$1,968	$3,840
DoubleClick Japan	$19,340	$12,981

      In January 2004, DoubleClick commenced operations of Abacus Deutschland, a joint venture with AZ Direct GmbH, a subsidiary of Bertelsmann AG, a global media company. DoubleClick has a 50% interest in the joint venture which required an initial investment of approximately $0.5 million and is expected to require additional investments of up to $1.0 million during 2004. As of June 30, 2004 DoubleClick recognized losses of approximately $0.4 million. Abacus Deutschland is based in Düsseldorf, Germany and offers German catalog companies modeling tools designed to improve their direct marketing initiatives.

      In the first quarter of 2004, DoubleClick recognized a gain of $2.4 million relating to a distribution from MaxWorldwide in connection with its plan of liquidation and dissolution. DoubleClick still maintains a 19.8% interest in MaxWorldwide and may receive additional distributions in future periods based on the finalization of its plan of liquidation and dissolution.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

Note 4 —	Goodwill

      The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands):

Balance at December 31, 2003	$18,658
Recognition of Canadian deferred tax assets	(903)
Acquisition of SmartPath	15,719
Acquisition of Performics	35,053
Tax adjustment related to the acquisition of MessageMedia	(234)

Balance at June 30, 2004	$68,293

      Goodwill at June 30, 2004 and December 31, 2003 relates solely to DoubleClick’s TechSolutions segment.

Note 5 —	Intangible Assets

      Intangible assets consist of the following:

		June 30, 2004
	Weighted				December 31,
	Average	Gross			2003
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net	Net

		(In thousands)
Intangible assets:
Patents and trademarks	33 months	$2,084	$(2,084)	$—	$—
Customer relationships	33 months	35,618	(22,598)	13,020	6,105
Purchased technology and other	39 months	27,131	(8,960)	18,171	4,742
Covenant not to compete	15 months	2,400	(480)	1,920	—

	36 months	$67,233	$(34,122)	$33,111	$10,847

      Amortization expense was $2.1 million and $3.6 million for the three and six months ended June 30, 2004, respectively, and $2.0 million and $5.0 million for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2004, $0.9 million and $1.8 million of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations. For the three and six months ended June 30, 2003, $0.8 million and $1.7 million of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.

      Based on the balance of intangible assets at June 30, 2004, the annual amortization expense for each of the succeeding three fiscal years is estimated to be $12.6 million, $9.7 million and $3.9 million in 2005, 2006 and 2007, respectively. Amortization expense for the remaining balance of fiscal 2004 is estimated to be $6.9 million.

Note 6 —	Convertible Subordinated Debt — Zero Coupon

      On June 23, 2003, DoubleClick issued $135.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 (the “Zero Coupon Notes”) in a private offering. The Zero

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

Coupon Notes do not bear interest and have a zero yield to maturity. The Zero Coupon Notes are convertible under certain circumstances into DoubleClick common stock at a conversion price of approximately $13.12 per share, which would result in an aggregate of approximately 10.3 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Zero Coupon Notes will initially be convertible into 76.2311 shares of DoubleClick common stock prior to July 15, 2023 if the sale price of DoubleClick’s common stock issuable upon conversion of the Zero Coupon Notes reaches a specified threshold for a defined period of time, if specified corporate transactions have occurred or if DoubleClick calls the Zero Coupon Notes for redemption. The specified thresholds for conversion prior to the maturity date are (a) during any calendar quarter, the last reported sale price of DoubleClick’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on that 30th trading day and (b) subject to certain exceptions, during the five business day period following any five consecutive trading day period, the trading price per $1,000 principal amount of Zero Coupon Notes for each of the five consecutive trading days is less than 98% of the product of the last reported sale price of DoubleClick’s common stock and the conversion rate (initially 76.2311) on each such day. As of June 30, 2004, these thresholds had not been met.

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

      DoubleClick received net proceeds of approximately $131.5 million and incurred issuance costs of approximately $3.5 million. The issuance costs are amortized from the date of issuance through July 15, 2008 and are included as a component of other assets on the Consolidated Balance Sheet.

      The Zero Coupon Notes contain an embedded derivative, the fair value of which as of June 30, 2004 has been determined to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any significant changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 7 —	Restructuring

      During the first half of 2004, no restructuring charges or credits were recorded. Cash paid during the six months ended June 30, 2004 with respect to previously accrued restructuring charges was approximately $9.6 million. In the first quarter of 2004, $7.6 million was paid for the final lease termination payment relating to DoubleClick’s former New York headquarters. The remaining $2.0 million of cash paid in the first half of 2004 related to payments for lease and other exit costs at excess and idle facilities in New York and for DoubleClick’s other facilities, primarily London, England and Louisville, Colorado.

      The restructuring accrual as of June 30, 2004 of approximately $23.6 million consists primarily of DoubleClick’s facilities in Louisville, Colorado and London, England. The restructuring accrual associated with these facilities represents the excess of future lease commitments over estimated sublease income, if any. These accruals were based on an analysis performed with the assistance of a real estate firm and are based on

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

the current real estate market conditions in the local markets where these facilities are located. Should market conditions or other circumstances change, this information may be updated and restructuring charges or credits may be required.

      As of June 30, 2004, approximately $3.6 million and $20.0 million remained accrued as a component in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively, and relates wholly to future lease costs.

      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established (in thousands):

Balance at December 31, 2003	$32,977
Cash expenditures	(9,636)
Effect of foreign currency translation	260

Balance at June 30, 2004	$23,601

Note 8 —	Contingencies

      In April 2002, a consolidated amended class action complaint alleging violation of the federal securities laws in connection with DoubleClick’s follow-on offerings was filed in the United States District Court for the Southern District of New York naming as defendants DoubleClick, some of its officers and directors and certain underwriters of DoubleClick’s follow-on offerings. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. In October 2002, the action was dismissed against the named officers and directors without prejudice. However, claims against DoubleClick remain. In July 2002, DoubleClick and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to DoubleClick in February 2003.

      In June 2003, DoubleClick’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The settlement would provide, among other things, a release of DoubleClick and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. DoubleClick would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims it may have against its underwriters. The Board agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of DoubleClick’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO litigations. If this settlement is not finalized, DoubleClick intends to dispute these allegations and defend this lawsuit vigorously.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

      As previously reported, in October 2003, DoubleClick received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York (“U.S. Attorney’s Office”) seeking documents regarding certain vendors that provided services to DoubleClick, including interior construction and facilities management, during the period from 1999 through 2001. The services provided by these vendors are unrelated to the products and services provided by DoubleClick to its customers. In March 2004, the U.S. Attorney’s Office issued a press release announcing an Indictment against nineteen individuals, including a former DoubleClick employee, for racketeering and other federal crimes. The Indictment alleges a scheme to defraud DoubleClick through extortion of one of its vendors and through kickbacks to the DoubleClick former employee named in the Indictment. The press release states that these kickback payments “were made without knowledge of [the former employee’s] superiors at DoubleClick and were in direct violation of the written policies and procedures of DoubleClick.”

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

      DoubleClick is organized into two segments: TechSolutions and Data. In December 2003, DoubleClick changed its measure of segment profit or loss from gross profit to operating income (loss). As a result, DoubleClick has adjusted its prior period segment disclosures to conform to this new measurement. Adjustments to reconcile segment reporting to consolidated results are included in “corporate.” Corporate represents the results of operations of DoubleClick’s unallocated corporate overhead and restructuring credits that are non-segment specific. The accounting policies of DoubleClick’s segments are the same as those described in the summary of significant accounting policies.

      Revenue and operating income (loss) by segment are as follows (in thousands):

	For the Three Months Ended				For the Three Months Ended
	June 30, 2004				June 30, 2003

	TechSolutions	Data	Corporate	Total	TechSolutions	Data	Corporate	Total

Revenue from external customers	$46,365	$22,788	$—	$69,153	$43,469	$20,087	$—	$63,556

Depreciation and amortization	$5,629	$2,208	$612	$8,449	$9,451	$1,640	$1,104	$12,195

Restructuring credits, net	$—	$—	$—	$—	$—	$—	$6,871	$6,871

Operating income/(loss)	$9,543	$2,366	$(9,131)	$2,778	$4,041	$5,858	$(900)	$8,999

Total other income/(loss)				$1,933				$(2,865)

Income before income taxes				$4,711				$6,134

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004
(Unaudited)

	For the Six Months Ended				For the Six Months Ended
	June 30, 2004				June 30, 2003

	TechSolutions	Data	Corporate	Total	TechSolutions	Data	Corporate	Total

Revenue from external customers	$91,662	$45,538	$—	$137,200	$84,997	$38,613	$—	$123,610

Depreciation and amortization	$11,807	$4,372	$1,227	$17,406	$19,883	$3,354	$2,096	$25,333

Restructuring credits, net	$—	$—	$—	$—	$—	$—	$6,871	$6,871

Operating Income/(loss)	$18,039	$4,899	$(17,530)	$5,408	$6,879	$10,324	$(8,743)	$8,460

Total other income/(loss)				$7,621				$(1,087)

Income before income taxes				$13,029				$7,373

Note 10 —	Comprehensive Income (Loss)

      Comprehensive income (loss) consists of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $6.1 million for the three months ended June 30, 2004. Comprehensive income was $8.9 million for the six months ended June 30, 2004. Comprehensive income was $10.3 million and $9.1 million for the three and six months ended June 30, 2003.

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

      DoubleClick TechSolutions. TechSolutions includes products and services from our Ad Management and our Marketing Automation divisions. Our Ad Management products and services primarily consist of our DART for Publishers Service, DART Enterprise ad serving product and DART for Advertisers Service. Our Marketing Automation products and services consist of our email products based on our DARTmail Service, Ensemble, our campaign management software tool, and SiteAdvance, our Web site analytics solution. As a result of our acquisition of SmartPath, Inc., a marketing resource management, or MRM, software company in March 2004, we offer marketing planning and operational management solutions as part of our Marketing Automation suite of products and services. With the acquisition of Performics Inc. in June 2004, DoubleClick created a third division within TechSolutions which offers search engine marketing and affiliate marketing solutions. We generate our TechSolutions revenue primarily from the delivery of advertising impressions and emails as well as the sale and the installation of our licensed software products.

      DoubleClick Data. Data, which consists of our Abacus and Data Management divisions, provides products and services primarily to direct marketers. Abacus maintains the Abacus Alliance database in the United States, which is a proprietary database of consumer transactions used for target marketing purposes, and maintains alliances in the United Kingdom, Australia, Japan and through a joint venture, in Germany. In the United States, we also offer a Business-to-Business Alliance. As a result of our acquisition of Computer Strategy Coordinators, Inc., a data management company, in June 2003 we offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of our Data Management division. We generate our Data revenue primarily from the sale of consumer and business prospect lists, list processing, database development and database management services.

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

Restructuring Estimates

      Our restructuring reserves as of June 30, 2004 were approximately $23.6 million, and consisted primarily of reserves for our facilities in Louisville, Colorado and London, England. The restructuring accrual associated with our facilities represents the excess of future lease commitments over estimated sublease income, if any. These accruals were based on an analysis performed with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. The most material estimate is associated with our facility in London where the office space is currently sublet for only a portion of the remaining lease term. The total remaining obligation for this facility is approximately $44.4 million. Our London reserve is based on our estimate of future sublease income relative to the total remaining obligation and was determined based on the weighted probability of various future sublease scenarios. These scenarios resulted in a weighted average sublease rate where for each $1.00 change in this assumption, additional restructuring charges or credits of approximately $0.2 million would be required. If market conditions or other circumstances change, this information may be updated and additional charges or credits may be required.

Advertiser Credits and Bad Debt

      We record reductions to revenue for the estimated future credits issuable to our customers in the event that solutions do not meet contractual specifications. We follow this method because we believe reasonably dependable estimates of such credits can be made based on historical experience. If the actual amounts of customer credits differ from our estimates, revisions to the associated allowance may be required. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in subsequent periods.

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

      As of June 30, 2004, we held investments in equity instruments of public companies received as a result of certain business transactions, including shares in DoubleClick Japan, AdLINK Internet Media AG and MaxWorldwide, Inc. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market. The following sets forth the cost basis and fair market value of these investments, which are included in investment in affiliates on the Consolidated Balance Sheets.

	As of June 30, 2004

		Fair Market
	Cost Basis	Value

	(In thousands)
DoubleClick Japan	$5,663	$19,340
AdLINK Internet Media AG	$1,855	$9,395
MaxWorldwide, Inc.	$—	$1,968

      Some of these investments have suffered a decrease in value in the past. We will continue to evaluate our investments in affiliates for impairment due to declines in market value considered to be other than temporary. This evaluation includes, in addition to persistent, declining stock prices, general economic and company-specific assessments. In the event of a determination that a further decline in market value is other than temporary, a charge to earnings will be recorded for all or a portion of the unrealized loss and a new cost basis in the investment will be established.

Deferred Tax Assets

      Pursuant to SFAS 109, we record a valuation allowance to the extent realization of our deferred tax assets is not more likely than not. As of June 30, 2004 and December 31, 2003, we maintained a valuation allowance against those net deferred tax assets that we believe, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, are not more likely than not expected to be realized. If we determine that we would be able to realize additional or all of our deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital and/or goodwill in the period such determination was made.

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

Recent Accounting Pronouncements

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, known as FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, the FASB issued Interpretation No. 46R, known as FIN 46R, a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. We do not have any entities as of June 30, 2004 that required disclosure or new consolidation as a result of adopting the provisions of FIN 46 and FIN 46R.

Business Transactions

Acquisitions

2004

Performics Inc.

      On June 22, 2004, we completed our acquisition of Performics Inc., a privately-held search engine marketing and affiliate marketing company based in Chicago, Illinois for approximately $58.2 million in cash. Pursuant to the merger agreement, Performics has the right to receive up to an additional $7.0 million based on the attainment of certain 2004 revenue objectives. Performics’ search engine marketing solutions are designed to help clients automate their paid placement, paid inclusion, and comparison shopping listings across multiple search providers and publishers. Performics also provides the infrastructure for affiliate marketing, through which marketers manage, track, and report on their offers across multiple affiliate sites.

SmartPath, Inc.

      On March 19, 2004, we completed our acquisition of SmartPath, Inc, a privately held marketing resource management, or MRM, software company for approximately $24.1 million in cash.

2003

Computer Strategy Coordinators, Inc.

      On June 30, 2003, we completed our acquisition of Computer Strategy Coordinators, Inc., or CSC, a data management company. In the transaction, we acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash and the assumption of certain indebtedness.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

      Revenue for the three months ended June 30, 2004 was $69.2 million, an increase of $5.6 million or 8.8% compared to the prior year period. This increase was due to the acquisitions of CSC in June 2003 and SmartPath in March 2004 as well as organic growth from within our Marketing Automation division. These increases were offset by year-over year declines in both our Ad Management and Abacus divisions. Gross profit increased $6.2 million during the quarter to $47.3 million over the prior year period while gross margins improved by 370 basis points to 68.4%. These increases were driven by our TechSolutions segment. Operating income was $2.8 million compared to $9.0 million in the prior year period. Operating income declined due to an increase in operating expenses of $12.4 million partially offset by the improvement in gross profit of $6.2 million. The increase in operating expenses was the result of the assumption of headcount associated with the CSC and SmartPath acquisitions and the hiring of additional employees in our TechSolutions division. These personnel-related increases primarily occurred in our sales and marketing and product development departments. In addition, second quarter 2003 operating expenses benefited from the inclusion of a $6.9 million net restructuring credit associated with the settlement of excess real estate commitments. Net income was $3.9 million, or $0.03 per diluted share, for the second quarter of 2004 as compared to $5.8 million, or $0.04 per diluted share, in the prior year period. Net income for the second quarter of 2003 included a $4.4 million loss in connection with the redemption of our 4.75% Convertible Subordinated Notes.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

      Revenue for the six months ending June 30, 2004 was $137.2 million, an increase of $13.6 million or 11.0% compared to the prior year period. This increase was primarily due to the acquisitions of CSC in June 2003 and SmartPath in March 2004 as well as organic growth from within our Marketing Automation division. Gross profit increased $13.6 million during the quarter to $92.8 million over the prior year period while gross margins improved by 360 basis points to 67.6%. These increases were driven by our TechSolutions segment. Operating income was $5.4 million for the first half of 2004 compared to $8.5 million in the prior year period. Operating income declined due to an increase in operating expenses of $16.6 million partially offset by the improvement in gross profit of $13.6 million. The increase in operating expenses was primarily due to the assumption of headcount as a result of our acquisitions of CSC and SmartPath and the hiring of additional employees in our TechSolutions division. These personnel-related increases primarily occurred in our sales and marketing and product development departments. In addition, operating expenses in 2003 benefited from the inclusion of a $6.9 million net restructuring credit associated with the settlement of excess real estate commitments. The increases in operating expenses were offset by reductions in amortization of intangible assets as certain assets reached the end of their useful lives and a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. Net income was $11.6 million, or $0.08 per diluted share, for the first half of 2004 as compared to net income of $6.7 million, or $0.05 per diluted share, in the prior year period. Net income for the six months ended June 30, 2004 benefited from a distribution from MaxWorldwide of approximately $2.4 million in connection with its plan of liquidation and dissolution. Net income for the six months ended June 30, 2003 included a $4.4 million loss in connection with the redemption of our 4.75% Convertible Subordinated Notes.

      We expect revenue to increase throughout the remainder of 2004 as compared to the prior year period primarily as a result of our acquisitions of Performics and SmartPath. Operating income is expected to increase as well due to continued efficiency gains within our TechSolutions business partially offset by integration costs and the amortization of intangibles associated with our acquisitions of SmartPath and Performics.

      Revenues, gross profit and operating income (loss) by segment are as follows (in thousands):

	For the Three Months				For the Six Months
	Ended June 30,		2004 vs. 2003		Ended June 30,		2004 vs. 2003

Revenue:	2004	2003	Change	%	2004	2003	Change	%

TechSolutions	$46,365	$43,469	$2,896	6.7%	$91,662	$84,997	$6,665	7.8%
Data	22,788	20,087	2,701	13.4%	45,538	38,613	6,925	17.9%

Total	$69,153	$63,556	$5,597	8.8%	$137,200	$123,610	$13,590	11.0%

	For the Three Months				For the Six Months
	Ended June 30,		2004 vs. 2003		Ended June 30,		2004 vs. 2003

Gross Profit:	2004	2003	Change	%	2004	2003	Change	%

TechSolutions	$33,833	$26,906	$6,927	25.7%	$65,732	$52,349	$13,383	25.6%
Data	13,491	14,202	(711)	(5.0)%	27,074	26,866	208	0.8%

Total	$47,324	$41,108	$6,216	15.1%	$92,806	$79,215	$13,591	17.2%

	For the Three Months				For the Six Months
	Ended June 30,		2004 vs. 2003		Ended June 30,		2004 vs. 2003

Operating Income/(Loss):	2004	2003	Change	%	2004	2003	Change	%

TechSolutions	$9,543	$4,041	$5,502	136.2%	$18,039	$6,879	$11,160	162.2%
Data	2,366	5,858	(3,492)	(59.6)%	4,899	10,324	(5,425)	(52.5)%
Corporate(1)	(9,131)	(900)	(8,231)	NMF	(17,530)	(8,743)	(8,787)	NMF

Total	$2,778	$8,999	$(6,221)	(69.1)%	$5,408	$8,460	$(3,052)	(36.1)%

(1)	Adjustments to reconcile segment reporting to consolidated results are included in “Corporate.”

DoubleClick TechSolutions

      TechSolutions revenue is derived from the sales of our Ad Management and Marketing Automation products and services. Our Ad Management products and services primarily consist of the DART for Publishers Service, the DART Enterprise ad serving software product and the DART for Advertisers Service. Our Marketing Automation products and services consist of our email products based on our DARTmail Service, our Ensemble campaign management software tool, our SiteAdvance Web site analytics solution and MRM, our marketing resource management software. TechSolutions cost of revenue includes costs associated with the delivery of advertisements and emails, including Internet access costs, depreciation of the ad and email delivery systems, the amortization of purchased technology and facility- and personnel-related costs incurred to operate and support our Ad Management and Marketing Automation products and services.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

      TechSolutions revenue increased by 6.7% to $46.4 million for the three months ended June 30, 2004 from $43.5 million for the three months ended June 30, 2003. The increase in TechSolutions revenue was attributable to growth in Marketing Automation, which offset the decline in Ad Management. Ad Management revenue decreased by approximately $0.8 million or 2.3% to $31.8 million in the second quarter of 2004 compared to the same period of 2003. For the three months ended June 30, 2004, the increase in volumes for our DART for Advertisers Service outpaced the decline in effective price for this product. However, the increase in revenue from our DART for Advertisers Service was outweighed by the declines in revenue from DART for Publishers Service where volume increases did not outpace pricing declines. The decline in effective prices continued to be due to sustained competitive pressure. Marketing Automation revenue increased 33.5% to $14.6 million in the second quarter of 2004 compared to $10.9 million in the prior year period. This increase was attributable to the organic growth in all of our Marketing Automation products as well as to the acquisition of SmartPath, a marketing resource management company.

      TechSolutions gross profit was $33.8 million or 73.0% of revenue for the three months ended June 30, 2004 compared to $26.9 million or 61.9% of revenue for the three months ended June 30, 2003. Gross profits increased $6.9 million primarily due to the increase in Marketing Automation revenues and decreases in depreciation and utilities expense of approximately $2.8 million in aggregate. The decrease in depreciation and utilities costs was due to the relocation of our data center from New York to Colorado which was completed in June 2003. In addition, depreciation expense also benefited from the continued efficient use of our existing hardware.

      TechSolutions operating income was $9.5 million for the three months ended June 30, 2004, an increase of $5.5 million compared to the prior year period. This improvement was a result of the increase in gross profit partially offset by an increase in operating expenses of approximately $1.4 million. Operating expenses included an increase in personnel-related costs of approximately $1.7 million resulting from the assumption of headcount as the result of our acquisition of SmartPath and the hiring of additional employees in our sales and marketing and product development departments. In addition, bad debt expense increased by approximately $0.6 million and professional fees increased by approximately $0.7 million. These costs were offset by a decline in depreciation expense of $1.1 million relating to our former New York headquarters. In addition, amortization expense decreased by $0.5 million as a result of certain assets reaching the end of their amortizable lives partially offset by the addition of acquired intangibles associated with our acquisition of SmartPath.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

      TechSolutions revenue increased by 7.8% to $91.7 million for the six months ended June 30, 2004 from $85.0 million for the six months ended June 30, 2003. The increase in TechSolutions revenue was attributable to growth in both our Marketing Automation and Ad Management divisions. Ad Management revenue increased by approximately $1.4 million or 2.2% to $65.1 million in the first half of 2004 compared to the same period of 2003. For the six months ended June 30, 2004, the increase in volumes for our DART for Advertisers Service outpaced the decline in effective price for this product. However, the increase in revenue from our DART for Advertisers Service was outweighed by the declines in revenue from our DART for Publishers Service where volume increases did not outpace pricing declines. The decline in effective prices continued to be due to sustained competitive pressure. Marketing Automation revenue increased 24.4% to $26.5 million in the first half of 2004 compared to $21.3 million in the prior year period. This increase was primarily due to new customer acquisitions and from the acquisition of SmartPath in March of 2004.

      TechSolutions gross profit was $65.7 million or 71.7% of revenue for the six months ended June 30, 2004 compared to $52.3 million or 61.6% of revenue for the six months ended June 30, 2003. Gross profits increased $13.4 million primarily due to the increase in revenues and decreases in depreciation and utilities expense of approximately $4.4 million in aggregate. The decrease in depreciation and utilities costs was due to the relocation of our data center from New York to Colorado which was completed in June 2003. In addition, depreciation expense also benefited from the continued efficient use of our existing hardware.

      TechSolutions operating income was $18.0 million for the six months ended June 30, 2004, an increase of $11.2 million compared to the prior year period. This improvement was a result of the increase in gross profit partially offset by an increase in operating expenses of approximately $2.2 million. Operating expenses included an increase in personnel-related costs of approximately $3.7 million resulting from the assumption of headcount as the result of our acquisition of SmartPath and the hiring of additional employees in our sales and marketing and product development departments. In addition, bad debt expense increased by approximately $1.8 million and professional fees increased by approximately $1.2 million. The change in personnel-related costs was net of a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. These costs were offset by a decline in depreciation expense of $2.3 million relating to our former New York headquarters. In addition, amortization expense decreased by $2.3 million as a result of certain assets reaching the end of their amortizable lives partially offset by the addition of acquired intangibles associated with our acquisition of SmartPath.

      In 2004, we plan to continue to invest additional resources in our TechSolutions sales and marketing and product development departments to help achieve future revenue growth. As a part of this strategy, we anticipate increasing our investments in our Ad Management businesses during the remainder of 2004. We anticipate TechSolutions revenue and operating income will increase as compared to the year ago periods even with these additional investments described above partially offset by integration costs and amortization of intangibles related to our acquisitions of SmartPath and Performics.

DoubleClick Data

      DoubleClick Data revenue has historically been derived primarily from our Abacus division, which provides products and services, such as acquisition solutions, retention solutions and list optimization, to direct marketers in the Abacus Alliances. As a result of our acquisition of CSC in June 2003, we offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of the our Data Management division. Data cost of revenue includes expenses associated with maintaining and updating the Abacus databases, facility- and personnel-related expenses to operate and support our production equipment, the amortization of purchased intangible assets and subscriptions to third party providers of lifestyle and demographic data that is used to supplement our transactions based databases.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

      Data revenue increased 13.4% to $22.8 million for the three months ended June 30, 2004 compared to $20.1 million for the three months ended June 30, 2003. The increase in revenue is attributable to the acquisition of CSC, which more than offset the decline in Abacus revenue. Abacus revenues decreased 2.4% to $19.6 million in the second quarter of 2004 compared to $20.1 million in second quarter of 2003. The remaining $3.2 million of Data revenue was associated with our Data Management division, in which we began recognizing revenue in the third quarter of 2003. The year-over-year decrease in Abacus revenues were driven primarily from continued softness in the U.S. Business-to-Consumer catalogue market, which led to fewer mailings from large Abacus customers. These declines were partially offset by growth in our U.S. Business-to-Business and International Alliances.

      Gross profit decreased $0.7 million to $13.5 million, or 59.2%, of revenues in the second quarter of 2004 compared to $14.2 million or 70.7% of revenues in the prior year period. The decrease in gross profit was primarily associated with the decline in Abacus Business-to-Customer revenues partially offset by revenue growth in our International Alliances. Gross margins were impacted by the decline in Abacus revenue as well as from the inclusion of CSC, a lower margin business.

      Data operating income decreased to $2.4 million for the second quarter of 2004 from $5.9 million in the prior year period. This change was due to an increase in operating expenses of $2.8 million and the decline in gross profit of $0.7 million. Operating expenses included an increase in personnel-related costs of approximately $2.3 million resulting from the assumption of headcount as the result of our acquisition of CSC. In addition, amortization expense included as a component of operating expenses increased by approximately $0.5 million. These expenses are associated with intangible assets acquired in connection with the CSC acquisition.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

      Data revenue increased 17.9% to $45.5 million for the six months ended June 30, 2004 compared to $38.6 million for the six months ended June 30, 2003. The increase in revenue was attributable to the acquisition of CSC and organic growth from our Abacus business. Abacus revenues increased 3.5% to $40.0 million in the first half of 2004 compared to $38.6 million in first half of 2003. The remaining $5.5 million of Data revenue was associated with our Data Management division, in which we began recognizing revenue in the third quarter of 2003. The year-over-year increase in Abacus revenues was driven from continued growth in our U.S. Business-to-Business and International Alliances while revenues associated with our U.S. Business-to-Consumer Alliance were flat.

      Gross profit increased slightly by $0.2 million to $27.1 million or 59.5% of revenues in the first half of 2004 compared to $26.9 million, or 69.6%, of revenues in the prior year period. The increase in gross profit was primarily due to revenue growth in our International Alliances. Gross margins also were impacted by the inclusion of CSC, a lower margin business.

      Data operating income decreased to $4.9 million for the first half of 2004 from $10.3 million in the prior year period. This change was due to an increase in operating expenses of $5.6 million partially offset by the slight increase in gross profit of $0.2 million. Operating expenses included an increase in personnel-related costs of approximately $4.7 million primarily resulting from the assumption of headcount as the result of our acquisition of CSC. In addition, amortization expense included as a component of operating expenses increased by approximately $0.9 million. These expenses are associated with intangible assets acquired in connection with the CSC acquisition.

      For the remainder of 2004, we anticipate that Data revenue will increase compared to the prior year periods due to anticipated growth from Data Management and our U.S. Business-to-Business and International Alliances. Operating income is expected to be comparable to prior year periods as we plan to continue to invest in new Data Management products and our International Alliances.

Operating Expenses

      Operating costs and expenses were as follows (in thousands):

	For the Three Months				For the Six Months
	Ended June 30,		2004 vs. 2003		Ended June 30,		2004 vs. 2003

Operating Expenses:	2004	2003	Change	%	2004	2003	Change	%

Sales and marketing	$23,505	$20,852	$2,653	12.7%	$49,155	$40,508	$8,647	21.3%
General and administrative	$8,860	$8,360	$500	6.0%	$16,934	$17,226	$(292)	(1.7)%
Product development	$10,993	$8,528	$2,465	28.9%	$19,484	$16,573	$2,911	17.6%

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with our sales and marketing departments. Sales and marketing expenses increased by $2.7 million in the second quarter of 2004 compared to the same period of 2003 and increased as a percentage of revenue to 34.0% from 32.8%. The increase was primarily attributable to increases in personnel-related costs of $2.3 million, bad debt expense of $0.6 million offset by decreases in depreciation, rent and utilities costs of approximately $0.6 million. Personnel-related costs increased due to the assumption of headcount as a result of our acquisitions of CSC and SmartPath and the hiring of additional employees in our TechSolutions division. As a result, average sales and marketing headcount increased 15% in the second quarter of 2004 compared to 2003. The increase in bad debt expense was consistent with our year-over-year increase in revenues. Additionally, the decrease in depreciation, rent and utilities costs was due to the termination of the lease for our former New York headquarters.

      Sales and marketing expenses increased by $8.6 million in the first half of 2004 compared to the same period of 2003 and increased as a percentage of revenue to 35.8% from 32.8%. The increase was primarily attributable to increases in personnel-related costs of $7.1 million, bad debt expense of $1.5 million and marketing expenses of $0.7 million offset by decreases in depreciation, rent and utilities costs of approximately $1.2 million. Personnel-related costs increased due to the assumption of headcount as a result of our acquisitions of CSC and SmartPath and the hiring of additional employees in our TechSolutions division. The change in personnel-related costs was net of a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. The increase in bad debt expense was consistent with our year-over-year increase in revenues. Marketing expenses increased in the first half of 2004 due to our worldwide Insight conferences held in the first quarter of 2004. Additionally, the decrease in depreciation, rent and utilities costs was due to the termination of the lease for our former New York headquarters.

      For the remainder of 2004, we expect the absolute dollar amount of sales and marketing expenses to increase as compared to the prior year period due to additional personnel-related expenses primarily as a result of our acquisition of Performics and additional investments expected to be made in our Ad Management business. However, we expect these expenses to decline as a percentage of revenues due to anticipated increases in revenues.

General and Administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services and other operating expenses associated with our executive, finance, human resources, legal, facilities and administrative departments. General and administrative expenses increased slightly by $0.5 million to 12.8% of revenue in the second quarter of 2004 compared to 13.2% of revenue in the same period of 2003. The increases were primarily a result of approximately $1.3 million in professional and outside service fees relating to strategic initiatives and the requirements of the Sarbanes-Oxley Act. Additionally, personnel-related costs increased by $0.4 million due to the rise in average general and administrative headcount of approximately 15% in the second quarter of 2004 compared to the same period of 2003. Cost savings initiatives during the year resulted in reductions of $0.4 million in computer-related office expenses and decreases in depreciation, rent and utilities costs of approximately $0.7 million. The decrease in depreciation, rent and utilities costs was due to the termination of the lease for our former New York headquarters.

      General and administrative expenses decreased slightly by $0.3 million to 12.3% of revenue in the first half of 2004 compared to 13.9% of revenue in the same period of 2003. Cost savings initiatives during the year resulted in reductions of $0.8 million in computer-related office expenses and decreases in depreciation and utility costs of approximately $1.1 million. The decrease in depreciation and utilities was due to the termination of the lease for our former New York headquarters. These decreases were partially offset by increases in personnel-related costs of $1.1 million due to the increase in average general and administrative headcount of approximately 12% in the first half of 2004 compared to the same period of 2003. In addition, professional and outside service fees increased by approximately $0.5 million relating to strategic initiatives and the requirements of the Sarbanes-Oxley Act.

      For the remainder of 2004, we expect general and administrative expenses to decline in absolute dollars and as a percentage of revenues due to anticipated higher revenues as compared to the prior year period.

Product Development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with the product development departments. The product development departments perform research and development, enhance and maintain existing products and provide quality assurance. Product development expenses increased by $2.5 million to 15.9% of revenue in the second quarter of 2004 compared to 13.4% of revenue in the same period of 2003. The increase was primarily due to increases in personnel-related costs of $2.2 million which was attributable to additional headcount assumed from our acquisitions of CSC and SmartPath and the impact of hiring additional employees in our TechSolutions division. As a result, the increase in average product development headcount was approximately 33% in the second quarter of 2004 compared to the same period of 2003. In addition, professional fees increased by approximately $0.6 million relating to consulting fees for new product initiatives. These increases were partially offset by decreases of $0.5 million in depreciation and utilities from the termination of the lease for our former New York headquarters.

      Product development expenses increased by $2.9 million to 14.2% of revenue in the first half of 2004 compared to 13.4% of revenue in the same period of 2003. The increase was primarily due to increases in personnel-related costs of $2.6 million which was attributable to additional headcount assumed from our acquisitions of CSC and SmartPath and the impact of hiring additional employees in our TechSolutions division. As a result, the increase in average product development headcount of approximately 25% in the first half of 2004 compared to the same period of 2003. In addition, professional fees increased by approximately $1.0 million relating to consulting fees for new product initiatives. These increases were partially offset by decreases of $1.0 million in depreciation and utilities from the termination of the lease for our former New York headquarters.

      For the remainder of 2004, we expect product and development expenses to continue to increase in absolute dollars and as a percentage of revenue as compared to the prior year period primarily due to the assumption of headcount as a result of our acquisition of Performics and additional investments expected to be made in our Ad Management business.

Amortization of Intangibles

      Amortization of intangible assets consists primarily of the amortization of customer relationships. Amortization expense was $1.2 million for the three months ended June 30, 2004 and 2003. Amortization expense remained flat for the second quarter of 2004 compared to the second quarter of 2003 primarily due to acquired intangibles assets with respect to CSC and SmartPath offset by certain intangible assets becoming fully amortized during the year.

      Amortization expense was $1.8 million and $3.3 millions for the six months ended June 30, 2004 and 2003, respectively. The decrease of $1.5 million in the first half of 2004 compared to the same period of 2003 was primarily the result of certain intangible assets becoming fully amortized during the year.

      We expect amortization of intangible assets to increase during the remainder of 2004 due to the acquisition of Performics in June 2004, offset slightly by other intangible assets becoming fully amortized during the year.

Non-Operating Expenses and Income Taxes

Equity in Losses of Affiliates

      Equity in losses of affiliates was $0.4 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively. In the second quarter of 2004, we recognized equity losses of approximately $0.3 million from our equity investment in Abacus Deutschland and approximately $0.1 million from our equity investment in DoubleClick Japan. In the second quarter of 2003, we recognized equity losses of $0.9 million relating to our equity investment in MaxWorldwide and $0.1 million from our equity investment in DoubleClick Japan.

      Equity in losses of affiliates was $0.6 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively. In the first half of 2004, we recognized equity losses of approximately $0.4 million from our equity investment in Abacus Deutschland and approximately $0.2 million from our investment in DoubleClick Japan. In the first half of 2003, we recognized equity losses of $1.9 million relating to our equity investment in MaxWorldwide and $0.4 million from our equity investment in DoubleClick Japan.

Gain on Distribution from Affiliate

      In the first quarter of 2004, we recognized a gain of $2.4 million relating to a distribution from MaxWorldwide in connection with its plan of liquidation and dissolution. We still maintain a 19.8% interest in MaxWorldwide and may receive additional distributions in future periods based on the finalization of its plan of liquidation and dissolution.

      We did not recognize any gains from affiliate distributions in the six months ended June 30, 2003.

Interest and Other, Net

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Interest Income	$2,758	$4,084	$5,756	$9,105
Interest Expense	(346)	(2,166)	(697)	(4,273)
Other	(95)	671	732	800

	$2,317	$2,589	$5,791	$5,632

      Interest and other, net was $2.3 million and $2.6 million for the three months ended June 30, 2004, and 2003, respectively. In the second quarter of 2004, interest income decreased by $1.3 million due to a decrease of average total cash, which includes cash and cash equivalents, investments in marketable securities and restricted cash, of $225.7 million compared to the prior year period and a decrease in the average interest rates. Interest expense decreased due to the redemption of our 4.75% Convertible Subordinated Notes due 2006 in July 2003.

      Interest and other, net was $5.8 million and $5.6 million for the six months ended June 30, 2004, and 2003, respectively. For the six months ended June 30, 2004, interest income decreased by $3.3 million due to a decrease of average total cash, which includes cash and cash equivalents, investments in marketable securities and restricted cash, of $175.1 million compared to the prior year period and a decrease in the average interest rates. Interest expense decreased due to the redemption of our 4.75% Convertible Subordinated Notes due 2006 in July 2003.

      Interest and other, net may fluctuate in future periods in correlation with the cash, investment and debt balances we maintain and as a result of changes in the market interest rates.

Provision for Income Taxes

      The provision for income taxes recorded for the three months ended June 30, 2004 of $0.8 million consists principally of income taxes of $0.7 million on the earnings of certain of our foreign subsidiaries and federal alternative minimum taxes of $0.1 million. The provision for income taxes recorded for the three months ended June 30, 2003 of $0.3 million consists principally of income taxes of $0.6 million on the earnings of some of our foreign subsidiaries offset by a $0.3 million benefit related to a reduction of federal alternative minimum tax and state taxes recorded in the period ended March 31, 2003 and resolution of certain prior year state tax matters. Except for certain foreign jurisdictions, the provision for income taxes for the three months ended June 30, 2004 and 2003 does not reflect tax benefits attributable to our net operating loss and other tax carryforwards due to limitations and uncertainty surrounding our prospective realization of such benefits.

      The provision for income taxes recorded for the six months ended June 30, 2004 of $1.5 million consists principally of income taxes of $1.1 million on the earnings of certain of our foreign subsidiaries, federal alternative minimum taxes of $0.3 million and state and local taxes of $0.1 million. The provision for income taxes recorded for the six months ended June 30, 2003 of $0.6 million consists principally of income taxes of $1.1 million on the earnings of some of our foreign subsidiaries offset by a $0.5 million benefit related to a reduction of federal alternative minimum tax and state taxes recorded in the period ended June 30, 2003 and resolution of certain prior year state tax matters. Except for certain foreign jurisdictions, the provision for income taxes for the six months ended June 30, 2004 and 2003 does not reflect tax benefits attributable to our net operating loss and other tax carryforwards due to limitations and uncertainty surrounding our prospective realization of such benefits.

Liquidity and Capital Resources

	For the Six Months
	Ended June 30,

	2004	2003

	(In thousands)
Net cash provided by operating activities	$7,624	$4,348
Net cash (used in) provided by investing activities	$(58,088)	$55,705
Net cash (used in) provided by financing activities	$(55,354)	$130,548

Operating Activities

      For the six months ended June 30, 2004, cash provided by operating activities was $7.6 million, an increase of $3.3 million compared to the same period of 2003. The increase is primarily a result of the decrease in accrued expenses and the timing of lease termination payments. Accrued expenses decreased to $16.2 million in the six months ended June 30, 2004 compared to $28.8 million in the same period of the prior year. The decreases in payments associated with accrued expenses were primarily a result of additional restructuring activities in 2003 compared to same period in 2004. Lease termination payments were $7.6 million in the first half of 2004 compared to $14.4 million in the prior year period. These payments were slightly offset by a decrease in net income adjusted for non-cash items and improvements in prepaid expenses and deferred revenue.

      For the remainder of 2004, we expect to generate positive cash flow from operating activities due to the completion of restructuring payments for our former New York headquarters and the anticipated increase in revenues and net income.

Investing Activities

      For the six months ended June 30, 2004, cash used in investing activities was $58.1 million, a decline of $113.8 compared to the same period of 2003. The decline is primarily due to the net cash used in the acquisitions of Performics and SmartPath of $72.0 million and the decrease in the net proceeds from purchases and maturities of investments in marketable securities of $87.4 million. These cash flows were partially offset by positive movements in restricted cash totaling $43.4 million.

      For the remainder of 2004, cash flow from investing activities may fluctuate based upon the net proceeds from purchases and maturities of investments in marketable securities, purchases of equipment and possible acquisitions compared to the prior year period.

Financing Activities

      For the six months ended June 30, 2004, cash used in financing activities was $55.3 million, a decline of $185.9 compared to the same period of 2003. The decline is due to the proceeds from the issuance of the Zero Coupon Convertible Subordinated Notes due 2023 of $132.0 million received in June 2003 and $58.4 million in cash used in the purchase of 6.8 million shares of our common stock during the first half of this year. These cash flows were offset by reductions in payments under capital leases of $3.4 million.

      For the remainder of 2004, cash flow from financing activities may fluctuate based on possible purchases of our common stock as compared to the prior year period.

Related Party Transactions

      We maintain a 15% interest in AdLINK. This interest was acquired in January 2002 as a result of the sale of our European Media business. We currently maintain one seat on AdLINK’s supervisory board. We recognized revenue of approximately $0.9 million and $1.3 million during the six months ended June 30, 2004 and 2003, respectively, relating to services provided to AdLINK.

      In addition, we hold a 19.8% interest in MaxWorldwide. This interest was acquired in July 2002 as a result of the sale of our North American Media business. We recognized revenue of approximately $1.4 million during the six months ended June 30, 2003, relating to services provided to MaxWorldwide. In 2004, we did not provide any services to MaxWorldwide as a result of the sale of its MaxOnline division and its plan of liquidation and dissolution.

      Additionally, we maintain a minority interest in DoubleClick Japan. On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan and reduced our ownership interest to 15.6%. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. We also have retained one seat on DoubleClick Japan’s board of directors. DoubleClick Japan continues to sell our suite of DART technology products as part of a long-term technology reseller agreement. Revenue recognized through services provided to DoubleClick Japan was approximately $1.7 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate debt obligations and money market funds. As of June 30, 2004, our investments in marketable securities had a weighted average time to maturity of 394 days.

      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of June 30, 2004:

	Time to Maturity

	One Year	One to Two	Two to Five	Five and
	or Less	Years	Years	Thereafter	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$77,522	$—	$—	$—	$77,522
Average interest rate	1.85%
Fixed-rate investments in marketable securities	$183,839	$264,822	$—	$—	$448,661
Average interest rate	1.83%	1.90%
Liabilities:
Loans payable	$3,289	$—	$—	$—	$3,289
Average interest rate	4.47%
Convertible subordinated notes	$—	$—	$135,000	$—	$122,006
Average interest rate			0.00%

      As of June 30, 2004, the current portion of restricted cash was $3.7 million and the average interest rate associated with this cash was 0.13% and the non-current portion of restricted cash was $11.7 million with an average interest rate of 0.58%. Restricted cash primarily represents amounts placed in escrow relating to funds to cover office lease security deposits and our automated clearinghouse payment function.

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

      The Zero Coupon Convertible Subordinated Notes due 2023 contain an embedded derivative, the value of which as of June 30, 2004 has been determined to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of June 30, 2004, we did not hold any other derivative financial instruments.

Foreign Currency Risk

      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than our functional currency and the functional currency of our subsidiaries. For the three and six months ended June 30, 2004, our international revenues were approximately $13.9 million and $28.0 million, respectively. The revenues included beneficial foreign currency movements of approximately $2.1 million and

$4.2 million for the three and six months ended June 30, 2004, respectively, primarily due to the strength of the Euro compared to the U.S. dollar. The effect of foreign exchange rate fluctuations on operations resulted in gains of $0.5 million for the six months ended June 30, 2004. This was principally as a result of the weakening of the U.S. dollar and its impact upon our U.S. dollar denominated deposits held by our international subsidiaries.

      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2004, we had $45.4 million in cash and cash equivalents denominated in foreign currencies.

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

      We also depend on the use of the Internet and direct mail for advertising and marketing and as communications media, the demand for advertising and marketing services in general, and on general economic and industry conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. If we are unsuccessful in addressing these risks, our revenues may decline or may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

We have a history of losses and may have losses at times in the future.

      With the exception of fiscal year 2003, we have incurred net losses each year since inception, including net losses of $117.9 million and $265.8 million for the years ended December 31, 2002 and 2001, respectively. As of June 30, 2004 our accumulated deficit was $637.9 million. With the exception of the fiscal year ended December 31, 2003, we have not achieved profitability on an annual basis and may incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures, which may include obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities, in particular with respect to our facility in London, England where the office space is currently sublet for only a portion of the remaining lease term. As a result of our expenditures, we will need to generate significant revenue to maintain profitability. Even if we do continue to achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

A decrease in expenditures by direct marketers and advertisers or a downturn in the economy could cause our revenues to decline significantly in any given period.

      We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenue from products and services we provide to direct marketers, Web publishers, advertisers and advertising agencies. Expenditures by direct marketers and advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Specifically, the market for online advertising has been characterized in the last few years by lower prices for advertisements and the reduction, renegotiation or cancellation of advertising contracts. As a result, advertising spending across traditional media, as well as the Internet, decreased over the past few years. In addition, at times in the past, we have experienced an increased risk of uncollectible receivables from customers and the reduction of marketing and advertising budgets, especially for online advertising. We cannot assure you that expenditures by direct marketers and advertisers will not decline in any given period.

      The number of ad impressions delivered by DoubleClick TechSolutions has, at times in the past, declined and may in the future decline or fail to grow, which would adversely affect our revenues. In addition, the prices that DoubleClick TechSolutions can charge for its services has declined in recent years, and if these declines continue, it may adversely affect our revenues. A decline in the economic prospects of direct marketers or the economy in general would also adversely impact the revenue outlook for our marketing automation business. DoubleClick Data, which provides products and services to direct marketers, may face similar pressures. Some direct marketers may respond to economic downturns by reducing the number of catalogs mailed, thereby possibly reducing the demand for DoubleClick Data’s services. If direct marketing activities fail to grow or decline, our revenues could be adversely affected.

      We cannot assure you that reductions in marketing spending will not occur or that marketing spending will not be diverted to more traditional media or other online marketing products and services. However, even if economic conditions improve, we cannot assure you that marketing budgets and advertising spending in general or with respect to our offerings in particular will increase, or not decrease, from current levels. A decline in the economic prospects of marketers or the economy in general could alter current or prospective marketers’ spending priorities or increase the time it takes to close a sale with a customer. As a result, our revenues from marketing and advertising services may not increase or may decline significantly in any given period.

Disruption of our services due to unanticipated problems or failures could harm our business.

      Some of our TechSolutions and Data technologies reside in our data centers in multiple locations in the United States and abroad. Continued and uninterrupted performance of our technology is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer or our ability to deliver a customer’s online marketing campaign. Sustained or repeated system failures would reduce the attractiveness of our products and services to our customers and could result in contract terminations, fee rebates or credits, or damages resulting from claims or litigation, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising or emails delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

      Our operations are dependent on our ability to protect our computer systems against damage from natural disasters, fire, power loss, water damage, telecommunications failures, vandalism, unauthorized access to, or attacks on, our systems, and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our products or services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our products and services. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts, delays or destroys our operations.

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

Industry shifts, continuing evolution of our products and services and other changes may strain our managerial, operational, financial and information system resources.

      In recent years, we have had to respond to significant changes in our industry. As a result, we have experienced industry shifts, continuing evolution of product and service offerings and other changes that have increased the complexity of our business and placed considerable demands on our managerial, operational and financial resources. We continue to increase and change the scope of our product and service offerings both domestically and internationally and to deploy our resources in accordance with changing business conditions and opportunities. We have also grown through geographic expansion and as a result have dispersed offices and operation centers that make it more challenging to manage, operate and monitor our business and operations. To continue to successfully implement our business plan in our changing industry requires effective planning and management processes. We expect that we will need to continue to improve our financial and managerial controls and information and reporting systems and procedures and will need to continue to train and manage our workforce. Our inability to effectively respond to these challenges could materially and adversely affect our business, financial condition and results of operations.

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

      Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick TechSolutions business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising. The direct marketing industry generally uses our data services more in the third calendar quarter based on plans for holiday season mailings, which directly affects our DoubleClick Data business. The email technology business may experience seasonal patterns similar to the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues later in the year. In addition, the demand for performance based marketing services has, in the past, peaked during the fourth quarter holiday season. As a result, we believe that period-to-period comparisons of our results of operations may not be indicators of future performance.

We may not be able to continue to grow through acquisitions of or investments in other companies.

      Our business has continued to expand rapidly in part as a result of acquisitions or investments in other companies, including the recent acquisitions of SmartPath and Performics. We have recorded goodwill in connection with a number of our acquired businesses, including MessageMedia, FloNetwork, SmartPath and Performics. We have in the past recognized impairment charges with respect to the goodwill of some acquired businesses as a result of significantly lower-than-expected revenues generated with respect to acquired businesses and considerably reduced estimates of future performance. If market conditions require, we may in the future record additional impairments in the value of our acquired businesses.

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

We depend on third-party Internet, telecommunications and technology providers, over whom we have no control, to provide our products and services.

      We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, as well as providers of technology solutions, including software developed by third party vendors, in delivering our products and services. These companies may not continue to provide services or software to us without disruptions in service, at the current cost or at all. Our Abacus division depends on data modeling software licensed from SAS Institute Inc. We do not maintain a long term agreement with this vendor and rely, in large measure, upon our relationship with them.

      If the products and services provided by these third-party vendors are disrupted or not properly supported, our ability to provide our products and services would be adversely impacted. While we believe our business relationships with our key vendors are good, a material adverse impact on our business would occur if a supply or license agreement with a key vendor is materially revised, is not renewed or is terminated, or the supply of products or services were insufficient or interrupted. The costs associated with any transition to a new service provider could be substantial, require us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider and disrupt the services we provide to our customers. This process could be both expensive and time consuming and could damage our relationships with customers.

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

We are dependent on key personnel and on the retention and recruiting of key personnel for our future success.

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

      Our future success depends in part upon our ability to enhance and integrate our existing products and to introduce new, competitively priced products and solutions with features that meet evolving customer requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products and services:

•	delays or difficulties in product acquisition, integration or development;

•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products;

•	our customers’ development of in-house solutions that could eliminate the need for our products and services; and

•	our failure to anticipate changes in customers’ requirements.

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

      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include DOUBLECLICK®, DART®, DARTMAIL®, ABACUSSM, DOUBLECLICK ENSEMBLESM, SITEADVANCE®, MEDIAVISORSM, CHANNELVIEW® and MOTIFSM. We have applied to register some of our trademarks and service marks in the United States and internationally. We cannot assure you that any of these current or future applications will be approved. Even if these marks are registered, these marks may be invalidated or successfully challenged by others. If our trademarks or service marks are not registered because third parties own these marks, our use of these marks will be restricted unless we are able to enter into arrangements with these parties, which may not be available on commercially reasonable terms, if at all.

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

      We have been a defendant in several lawsuits and governmental inquiries by the Federal Trade Commission and the attorneys general of several states alleging, among other things, that we unlawfully obtain and use Internet users’ personal information and that our use of ad serving “cookies” violates various laws. Cookies are small pieces of data that are recorded on the computers of Internet users. Although the last of these particular matters was resolved in 2002, we may in the future be subject to additional claims or regulatory inquiries with respect to our business practices. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome may be uncertain.

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

      We have operations in a number of countries and have limited experience in developing localized versions of our products and services and in marketing, selling and distributing our products and services internationally. We sell our technology products and services through our directly and indirectly owned subsidiaries primarily located in Australia, Canada, China, France, Germany, Spain, Ireland, the United Kingdom and Hong Kong. In Japan, we sell our technology products and services through DoubleClick Japan, of which we own approximately 15%. In addition, we develop and provide support for some of our technology products and services in Canada, Europe and Asia. We also operate the DoubleClick Data business in the United Kingdom, Australia and Japan and, through a joint venture, in Germany.

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

      As of June 30, 2004, we had 131,766,933 shares of common stock outstanding, excluding 17,970,632 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce the market value for our common stock.

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

      Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of emails or Internet advertising, including pop-up and pop-under advertisements, or Internet browsers set to block the use of cookies or prevent or impair the operation of other online tracking technologies. We cannot assure you that the number of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the event that one or more of these technologies became more widely adopted by computer users, demand for our products and services would decline.

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

      Some countries, including the countries of the European Union, require that Internet users be allowed to refuse to accept cookies or other online tracking technologies. In addition, new technologies may make it easier or less inconvenient for Internet users to reject cookies or other online tracking technologies. If a high percentage of Internet users refuse to accept cookies or other online tracking technologies, or if future laws require express consent for the use of cookies or otherwise restrict our use of related Internet technologies, Internet advertising and direct marketing may become more costly and less effective, and the demand for our services may decrease.

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

      Future laws and regulations could also have a material adverse effect on our business. In particular, new consumer protection requirements could impose significant, unanticipated compliance costs and could make it inefficient or infeasible to operate certain parts of our business. Governments in the U.S. and other countries are considering new limitations on the collection, use and disclosure of personal information for marketing purposes. The U.S. Congress and several U.S. states are presently considering legislation that, if enacted into law, could impose substantial restrictions, including consumer notice and consent requirements, on our use of ad serving cookies and other online tracking technologies. Any legislation enacted or regulation issued could dampen the growth and acceptance of our industry in general and of our offerings in particular and could have a material adverse effect on our business, financial condition and results of operations. We are unable to predict whether any particular proposal will pass, or the nature of the limitations that may be imposed.

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

      The future success of DoubleClick Data is dependent in large part on the continued demand for our services from the direct marketing industry, including the catalog industry, as well as the continued willingness of catalog operators to contribute their data to us. Most of our Abacus customers are large consumer merchandise catalog operators in the United States, with a number of operators in the United Kingdom. A significant downturn in the direct marketing industry generally, including the catalog industry, or withdrawal or diminished use of our services by a substantial number of catalog operators from the Abacus Alliances, would have a material adverse effect on our business, financial condition and results of operations. If email marketing or electronic commerce, including the purchase of merchandise and the exchange of information via the Internet or other media, increases significantly in the future, companies that now rely on catalogs or other direct marketing avenues to market their products may reallocate resources toward these new direct marketing channels and away from catalog-related marketing or other direct marketing avenues, which could adversely affect demand for some DoubleClick Data services. In addition, the effectiveness of direct mail as a marketing tool may decrease as a result of consumer saturation and increased consumer resistance to direct mail in general.

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

      DoubleClick’s management, with the participation of DoubleClick’s chief executive officer and chief financial officer, evaluated the effectiveness of DoubleClick’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, DoubleClick’s chief executive officer and chief financial officer concluded that, as of June 30, 2004, DoubleClick’s disclosure controls and procedures were (1) designed to ensure that material information relating to DoubleClick, including its consolidated subsidiaries, is made known to DoubleClick’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by DoubleClick in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in DoubleClick’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, DoubleClick’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

      In April 2002, a consolidated amended class action complaint alleging violations of the federal securities laws in connection with our follow-on offerings was filed in the United States District Court for the Southern District of New York naming us, some of our officers and directors and certain underwriters of our follow-on offerings as defendants. We and some of our officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of the alleged failure to disclose the underwriters’ alleged compensation and manipulative practices. This action seeks, among other things, unspecified damages and costs, including attorneys’ fees. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York. In October 2002, the action was dismissed against our officers and directors without prejudice. However, claims against us remain. In July 2002, we and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to us in February 2003.

      In June 2003, our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Our Board of Directors agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO litigations. We believe these claims are without merit and, if the settlement is not finalized, we intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

      We are continuing to fully cooperate with the U.S. Attorney’s Office. In addition, following receipt of the grand jury subpoena, we conducted an internal investigation and have implemented remedial measures to improve our selection, use and oversight of our vendors. We do not believe that any overpayments made by us relating to the vendor named in the Indictment or the other vendors listed in the grand jury subpoena are material with respect to our financial statements for the periods in question or our current financial condition.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following provides information with respect to our purchases of our common stock during the second quarter of 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number of Shares	Approximate Dollar
	Total Number of		Repurchased as Part of	Value that May Yet Be
	Shares	Average Price	Publicly Announced	Purchased under the
	Repurchased	Per Share	Program	Program(1)

April 1 through April 30, 2004	700,000	$9.30	2,761,755	$71.6 million
May 1 through May 31, 2004	1,689,900	$8.20	4,451,655	$57.8 million
June 1 through June 30, 2004	2,310,000	$8.36	6,761,655	$38.7 million

(1)	In November 2003, the Board of Directors approved a $100 million stock repurchase program (the “Program”). We did not purchase any other shares of our common stock outside of the Program during the quarterly period ended June 30, 2004. As part of our Program, we may, from time to time, enter into a purchase plan with a broker in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The Rule 10b5-1 plan would authorize the broker to effect repurchases under the Program during times when we ordinarily would not be in the market because of our self-imposed trading “blackout periods,” provided that the terms and conditions in the plan are met.

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our 2004 Annual Meeting of Stockholders on June 7, 2004. At that meeting, our stockholders (1) approved the election of Thomas S. Murphy, Mark E. Nunnelly and Kevin J. O’Connor as Class I directors whose term expires in 2007 and (2) approved the audit committee’s selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004. In addition to the directors listed above who were elected at our 2004 Annual Meeting of Stockholders, the terms of the following directors continued after our 2004 Annual Meeting: Kevin P. Ryan, Dwight A. Merriman, David N. Strohm, W. Grant Gregory and Don Peppers.

      There were 116,357,763 votes cast for and 6,231,879 votes withheld in connection with the election of Thomas S. Murphy as a director. There were 117,626,057 votes cast for and 4,963,585 votes withheld in connection with the election of Mark E. Nunnelly as a director. There were 111,900,562 votes cast for and 10,689,080 votes withheld in connection with the election of Kevin J. O’Connor as a director.

      There were 120,595,023 votes cast for, 1,960,366 votes cast against and 34,253 abstentions in connection with the audit committee’s selection of PricewaterhouseCoopers LLP as independent auditors.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Number	Description

10.1*	Agreement and Plan of Merger, dated May 13, 2004, by and among DoubleClick Inc., Sherlock Subsidiary, Inc., Performics Inc. and James Crouthamel.
10.2*	Master License Agreement between DoubleClick Inc. (as successor to Abacus Direct Corporation) and SAS Institute Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

      (b) Reports on Form 8-K

      On April 15, 2004, we furnished a Current Report on Form 8-K under Item 12, containing a copy of our earnings release for the quarter ended March 31, 2004 (including financial statements).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLECLICK INC.

By:	/s/ CORY A. DOUGLAS

Cory A. Douglas
Vice President, Finance and Corporate Controller
(Chief Accounting Officer and
Duly Authorized Officer)

Date: August 9, 2004

EXHIBIT INDEX

Number		Description

10	.1*	Agreement and Plan of Merger, dated May 13, 2004, by and among DoubleClick Inc., Sherlock Subsidiary, Inc., Performics Inc. and James Crouthamel.
10	.2*	Master License Agreement between DoubleClick Inc. (as successor to Abacus Direct Corporation) and SAS Institute Inc.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.