Form 10-Q
period 2004-09-30
DOUBLECLICK INC
filed 2004-11-09
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

      As of November 8, 2004 there were 125,600,277 outstanding shares of the registrant’s Common Stock.

DOUBLECLICK INC.

PART 1:     FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

DOUBLECLICK INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited, in thousands,
	except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,582	$183,484
Investments in marketable securities	230,699	151,898
Restricted cash	3,659	16,328
Accounts receivable, net of allowances of $9,108 and $7,519, respectively	76,429	51,491
Prepaid expenses and other current assets	13,271	17,473

Total current assets	419,640	420,674
Investment in marketable securities	182,339	312,434
Restricted cash	11,668	11,668
Property and equipment, net	76,330	75,786
Goodwill	66,551	18,658
Intangible assets, net	25,472	10,847
Investment in affiliates	5,759	13,422
Other assets	13,228	14,408

Total assets	$800,987	$877,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,969	$4,164
Accrued expenses and other current liabilities	46,854	63,152
Deferred revenue	10,594	8,188

Total current liabilities	79,417	75,504
Convertible subordinated notes — Zero Coupon, due 2023	135,000	135,000
Other long term liabilities	21,267	27,046

Total Liabilities	235,684	237,550

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 140,428,420 and 139,329,875 shares issued, respectively	140	139
Treasury stock, 14,864,925 and 1,846,170 shares, respectively	(109,223)	(10,396)
Additional paid-in capital	1,293,573	1,287,775
Accumulated deficit	(622,585)	(649,523)
Other accumulated comprehensive income	3,398	12,352

Total stockholders’ equity	565,303	640,347

Total liabilities and stockholders’ equity	$800,987	$877,897

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited, in thousands, except per share amounts)
Revenue	$80,954	$74,790	$218,154	$198,400
Cost of revenue	21,519	25,383	65,913	69,778

Gross profit	59,435	49,407	152,241	128,622
Operating expenses:
Sales and marketing	26,320	27,175	75,475	67,683
General and administrative	9,040	8,459	25,974	25,685
Product development	13,802	10,685	33,286	27,258
Amortization of intangibles	1,764	1,561	3,589	4,880
Impairment of goodwill and intangible assets	5,592	—	5,592	—
Restructuring credits, net	(4,514)	(2,221)	(4,514)	(9,092)

Total operating expenses	52,004	45,659	139,402	116,414
Income from operations	7,431	3,748	12,839	12,208
Other income (expense)
Equity in losses of affiliates	(314)	(126)	(884)	(2,439)
Loss on early extinguishment of debt	—	—	—	(4,406)
Gain on distribution from affiliate	—	—	2,400	—
Gain on sale of investment in affiliate	7,125	—	7,125	—
Interest and other, net	2,661	3,491	8,452	9,123

Total other income	9,472	3,365	17,093	2,278
Income before income taxes	16,903	7,113	29,932	14,486
Provision for income taxes	(1,539)	(773)	(2,994)	(1,409)

Net income	$15,364	$6,340	$26,938	$13,077

Basic net income per share	$0.12	$0.05	$0.20	$0.10

Weighted average shares used in basic net income per share	127,080	137,366	133,001	136,908

Diluted net income per share	$0.12	$0.04	$0.20	$0.09

Weighted average shares used in diluted net income per share	128,589	142,351	135,770	140,515

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited, in thousands)
OPERATING ACTIVITIES
Net income	$26,938	$13,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and leasehold amortization	19,505	37,465
Amortization of intangible assets	7,119	7,483
Equity in losses of affiliates	884	2,439
Gain on distribution from affiliate	(2,400)	—
Gain on sale of investment in affiliate	(7,125)
Loss on early extinguishment of debt	—	4,406
Restructuring credit	(4,514)	(9,092)
Goodwill and other impairments	5,592	—
Other non-cash items	1,914	1,307
Provisions for bad debts and advertiser discounts	10,471	6,367
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(17,968)	(9,022)
Prepaid expenses and other assets	6,416	2,714
Accounts payable	1,324	(2,096)
Lease termination and related payments	(7,625)	(70,874)
Accrued expenses and other liabilities	(10,689)	(24,656)
Deferred revenue	(97)	1,449

Net cash provided by (used in) operating activities	29,745	(39,033)
INVESTING ACTIVITIES
Purchases of investments in marketable securities	(95,084)	(334,195)
Maturities of investments in marketable securities	143,277	424,486
Restricted cash	12,669	(2,650)
Purchases of property and equipment	(18,541)	(17,234)
Proceeds from distribution from affiliate	2,400	—
Proceeds from sale of investment in affiliates	9,519	656
Proceeds from sale of intangible asset, net	—	900
Investment in Abacus Germany	(805)	—
Acquisition of businesses, net of cash assumed	(72,002)	(2,757)

Net cash (used in) provided by investing activities	(18,567)	69,206
FINANCING ACTIVITIES
Proceeds from the issuance of common stock	3,885	4,450
Proceeds from issuance of convertible subordinated notes, net	—	131,963
Proceeds used in repurchase of convertible bonds		(157,952)
Purchases of treasury stock	(98,827)	—
Payments under capital lease obligations and notes payable	(3,675)	(8,308)

Net cash used in financing activities	(98,617)	(29,847)
Effect of exchange rate changes on cash	(463)	2,695

Net (decrease) increase in cash and cash equivalents	(87,902)	3,021
Cash and cash equivalents at beginning of period	$183,484	$123,671

Cash and cash equivalents at end of period	$95,582	$126,692

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

      DoubleClick derives its revenues from two business segments: TechSolutions and Data. DoubleClick TechSolutions includes its Ad Management, Marketing Automation and Performics divisions. DoubleClick’s Ad Management division primarily consists of the DART for Publishers Service, the DART for Advertisers Service and the DART Enterprise ad serving software product. DoubleClick’s Marketing Automation division primarily consists of email products based on DoubleClick’s DARTmail Service and its Enterprise Marketing Solutions, or EMS, which consists of its campaign management and marketing resource management, or MRM, products. As a result of the acquisition of Performics Inc. in June 2004, DoubleClick created a third division within TechSolutions which offers search engine marketing and affiliate marketing solutions.

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

September 30, 2004
(Unaudited)

Cash and Cash Equivalents, Investments in Marketable Securities and Restricted Cash

      Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.

      Marketable securities consist of government and corporate debt securities and are classified as current or non-current assets depending on their dates of maturity. As of September 30, 2004, all marketable securities included in non-current assets have maturities greater than one year.

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

Goodwill and Intangible Assets

      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. See Note 6 — “Impairment of goodwill and intangible assets.”

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

      TechSolutions. Revenues include fees earned from the use of DoubleClick’s Ad Management, Marketing Automation and Performics products and services. Revenues derived from DoubleClick’s hosted, or Web-based, applications, including the DART for Publishers Service, the DART for Advertisers Service, and DARTmail, are recognized in the period the advertising impressions or emails are delivered, provided collection of the resulting receivable is reasonably assured. DART Service activation fees are deferred and recognized ratably over the expected term of the customer relationship.

      Performics search and affiliate marketing revenues are recognized when a contract has been signed, services have been rendered, the related fee is fixed and determinable, and collection of the fee is reasonably assured. Performics revenues are recorded on a net basis, exclusive of “pass through” charges when acting as an agent on behalf of its clients with respect to such costs.

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

      Data. Abacus provides services to its clients that result in a deliverable product in the form of consumer and business prospect lists. Revenues are recognized when the product is shipped to the client, provided collection of the resulting receivable is reasonably assured. Data Management provides list processing, database development and database management services. List processing and database development revenues are recognized in the period that the product is completed and delivered, provided that collection is reasonably assured. Database development fees are deferred and recognized ratably over the expected term of the customer relationship. Database management revenues are recognized as the services are provided.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

Income Taxes

      DoubleClick uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

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

Equity-based Compensation

      DoubleClick accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant. DoubleClick has adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS 123 had been applied to these transactions.

      In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS 123, “Accounting for Stock-Based Compensation.” This amendment requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, DoubleClick’s net income would have decreased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income (loss)
As reported	$15,364	$6,340	$26,938	$13,077
Pro forma per SFAS 123	$8,359	$(22,527)	$5,984	$(73,962)
Basic net income (loss) per share
As reported	$0.12	$0.05	$0.20	$0.10
Pro forma per SFAS 123	$0.07	$(0.16)	$0.04	$(0.54)
Diluted net income (loss) per share
As reported	$0.12	$0.04	$0.20	$0.09
Pro forma per SFAS 123	$0.07	$(0.16)	$0.04	$(0.54)

      The per share weighted average fair value of options granted for the three and nine months ended September 30, 2004 was $3.33 and $3.91, respectively, and the per share weighted average fair value of options granted for the three and nine months ended September 30, 2003 was $5.08 and $4.06, respectively, on the grant date with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.37%	3.14%	3.34%	2.87%
Expected life	5.0 years	4.5 years	4.7 years	4.5 years
Volatility	65%	60%	65%	60%

      The pro forma impact of options on net income (loss) for the three and nine months ended September 30, 2004 and 2003 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Basic and Diluted Net Income Per Share

      Basic net income per share excludes the effect of potentially dilutive securities and is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share adjusts this calculation to reflect the impact

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

of outstanding convertible securities and stock options to the extent that their inclusion would have a dilutive effect on net income per share for the reporting period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income	$15,364	$6,340	$26,938	$13,077

Weighted average basic common shares outstanding	127,080	137,366	133,001	136,908
Effect of dilutive securities: stock options	1,509	4,985	2,769	3,607

Weighted average diluted common shares outstanding	128,589	142,351	135,770	140,515

Net income per common share — basic	$0.12	$0.05	$0.20	$0.10

Net income per common share — diluted	$0.12	$0.04	$0.20	$0.09

      At September 30, 2004 and 2003, outstanding options of approximately 16.3 million and 13.2 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net income per share at September 30, 2004 and 2003 excludes the effect of 10.3 million shares of common stock issuable upon conversion of the Zero Coupon Convertible Subordinated Notes due 2023.

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

Change in Accounting Estimate

      Effective June 15, 2003, DoubleClick changed its estimate of the useful lives of its furniture and fixtures and leasehold improvements located at its New York headquarters. The average remaining useful life for these assets was reduced from approximately two and twelve years for furniture and fixtures and leasehold improvements, respectively, to six and one half months for both asset types in order to recognize depreciation expense over the remaining time that the assets were expected to remain in service. The change was due to the planned relocation of DoubleClick’s New York headquarters in the fourth quarter of 2003. On August 19, 2003, DoubleClick entered into a Lease Termination Agreement to terminate the lease for its facility located in San Francisco. As a result of this lease termination, DoubleClick accelerated the amortization of its leasehold improvements at this facility due to the change in useful life of these assets. The average remaining useful life of these assets was reduced from approximately nine years to one month as DoubleClick vacated this facility on September 19, 2003. As a result of these changes for the New York and San Francisco

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

facilities, net income was reduced by approximately $8.3 million, or $0.06 per diluted share, and $9.2 million, or $0.07 per diluted share, for the three and nine months ended September 30, 2003, respectively. The amortization of these assets is allocated over headcount and therefore impacts cost of revenue, sales and marketing, general and administrative and product development expenses.

New Accounting Pronouncements

      On September 30, 2004, the Emerging Issues Task Force (“EITF”) confirmed their tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and requires restatement of prior period earnings per share amounts. Under the provisions of EITF 04-8, DoubleClick’s Zero Coupon Convertible Subordinated Notes due 2023, which represent 10.3 million potential shares of common stock, will be included in the calculation of diluted earnings per share using the if-converted method regardless if the contingent requirements have been met for conversion to common stock. DoubleClick plans to adopt EITF 04-8 during the fourth quarter of 2004. The effect of these adjustments would reduce diluted earnings per share for the three and nine months ended September 30, 2004 by approximately $0.01 and $0.02, respectively. Diluted earnings per share for both the three and nine months ended September 30, 2003 would be unchanged.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. DoubleClick does not have any entities as of September 30, 2004 that required disclosure or new consolidation as a result of adopting the provisions of FIN 46 and FIN 46R.

Note 2 —	Business Transactions

Acquisitions

2004

Performics Inc.

      On June 22, 2004, DoubleClick completed its acquisition of Performics, a privately-held search engine marketing and affiliate marketing company based in Chicago, Illinois for approximately $58.2 million in cash. Pursuant to the acquisition agreements, the former shareholders of Performics have the right to receive up to an additional $7.0 million based on the attainment of certain 2004 revenue objectives. Performics’ search engine marketing solutions are designed to help clients automate their paid placement, paid inclusion, and

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

comparison shopping listings across multiple search providers and publishers. Performics also provides the infrastructure for affiliate marketing, through which marketers manage, track, and report on their offers across multiple affiliate sites. This acquisition enabled DoubleClick to offer performance based marketing products and services.

      The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$24.9
Property and equipment	1.4
Other intangible assets	18.7
Goodwill	35.0

Total assets acquired	80.0
Total liabilities assumed	(21.8)

Net assets acquired	$58.2

      On the basis of estimated fair values, approximately $11.8 million of the purchase price has been allocated to purchased technology and $6.9 million to customer relationships. The purchased technology and the customer relationships are being amortized on a straight-line basis over three years based on each intangibles’ estimated useful life.

      The results of Performics’ operations were included in DoubleClick’s Consolidated Statement of Operations beginning in the third quarter of 2004.

SmartPath, Inc.

      On March 19, 2004, DoubleClick completed its acquisition of SmartPath, a privately-held marketing resource management, or MRM, software company based in Raleigh, North Carolina for approximately $24.1 million in cash. The SmartPath solution added marketing planning and operational management solutions to DoubleClick’s existing offerings

      The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

      The results of SmartPath’s operations were included in DoubleClick’s Consolidated Statement of Operations beginning in the second quarter of 2004. In the third quarter of 2004, Smartpath was included as a component of DoubleClick’s Enterprise Marketing Solutions business.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except		(In thousands, except per
	per share data)		share data)
Revenues	$80,954	$78,331	$228,311	$217,429
Net income	$15,364	$3,978	$22,958	$4,192
Net income per basic share	$0.12	$0.03	$0.17	$0.03
Net income per diluted share	$0.12	$0.03	$0.17	$0.03

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

Note 3 —	Investment in Affiliates

      DoubleClick’s investments in affiliates at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
AdLINK Internet Media AG	$—	$7,578
DoubleClick Japan	5,581	5,844
Abacus Deutschland	178	—
MaxWorldwide, Inc.	—	—

	$5,759	$13,422

      In connection with DoubleClick’s sale of its European Media business to AdLINK Internet Media AG (“AdLINK”) in January 2002, DoubleClick acquired an option to acquire an additional 21% of AdLINK common shares from United Internet AG, AdLINK’s majority shareholder. This option was only exercisable if AdLINK had achieved EBITDA positive results for two out of three consecutive fiscal quarters before December 31, 2003. AdLINK did not achieve EBITDA positive results during these periods, therefore the option expired unexercised. On September 22, 2004, DoubleClick sold its 15% interest in AdLINK Internet Media AG for $9.5 million to United Internet AG. As a result of the sale, DoubleClick recorded a gain of approximately $7.1 million and no longer holds an equity interest in AdLINK.

      As of September 30, 2004 and December 31, 2003, DoubleClick’s investments in MaxWorldwide, Inc. (“MaxWorldwide”) and DoubleClick Japan represent investments in publicly traded companies which are accounted under the equity method of accounting. At September 30, 2004 and December 31, 2003, the fair value of these investments was as follows:

	September 30,	December 31,
	2004	2003

	(In thousands)
MaxWorldwide, Inc.	$2,064	$3,840
DoubleClick Japan	$14,664	$12,981

      In January 2004, DoubleClick commenced operations of Abacus Deutschland, a joint venture with AZ Direct GmbH, a subsidiary of Bertelsmann AG, a global media company. DoubleClick has a 50% interest in the joint venture which has required investments to date of approximately $0.8 million. As of September 30, 2004, DoubleClick recognized losses of approximately $0.6 million. Abacus Deutschland is based in Düsseldorf, Germany and offers German catalog companies modeling tools designed to improve their direct marketing initiatives.

      In the first quarter of 2004, DoubleClick recognized a gain of $2.4 million relating to a distribution from MaxWorldwide in connection with its plan of liquidation and dissolution. DoubleClick still maintains a 19.8% interest in MaxWorldwide and may receive additional distributions in future periods as a result of the finalization of its plan of liquidation and dissolution.

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

Note 4 —	Goodwill

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

Balance at December 31, 2003	$18,658
Recognition of Canadian deferred tax assets	(1,139)
Acquisition of SmartPath	15,719
Acquisition of Performics	35,053
Impairment charge (see Note 6)	(1,506)
Tax adjustment related to the acquisition of MessageMedia	(234)

Balance at September 30, 2004	$66,551

      Goodwill at September 30, 2004 and December 31, 2003 relates solely to DoubleClick’s TechSolutions segment.

Note 5 —	Intangible Assets

      Intangible assets consist of the following:

		September 30, 2004
	Weighted				December 31,
	Average	Gross			2003
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net	Net

	(In thousands)
Intangible assets:
Patents and trademarks	33 months	$2,084	$(2,084)	$—	$—
Customer relationships	33 months	34,675	(23,867)	10,808	6,105
Purchased technology and other	39 months	23,889	(10,665)	13,224	4,742
Covenant not to compete	15 months	2,400	(960)	1,440	—

	36 months	$63,048	$(37,576)	$25,472	$10,847

      Amortization expense was $3.5 million and $7.1 million for the three and nine months ended September 30, 2004, respectively, and $2.5 million and $7.5 million for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2004, $1.7 million and $3.5 million of amortization expense, respectively, relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2003, $0.9 million and $2.6 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.

      Based on the balance of intangible assets at September 30, 2004, the annual amortization expense for each of the succeeding three fiscal years is estimated to be $10.6 million, $8.5 million and $3.6 million in 2005, 2006 and 2007, respectively. Amortization expense for the fourth quarter of 2004 is estimated to be $2.8 million.

      In the third quarter of 2004, DoubleClick recorded an impairment charge of $1.4 million relating to intangible assets of its Enterprise Marketing Solutions, or EMS, business. (See Note 6)

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

Note 6 —	Impairment of Goodwill and Intangible Assets

      In the third quarter of 2004, DoubleClick initiated a valuation for its Enterprise Marketing Solutions, or EMS, business, which consists of its campaign management and marketing resource management products. This valuation was performed with the assistance of a third party to determine if the recorded balances of goodwill and other intangible assets relating to this reporting unit were recoverable. The recoverability of these assets was brought into question as a result of the lower than expected revenues generated to date and the reduced estimates of future performance primarily from DoubleClick’s campaign management products. The fair market value of the EMS reporting unit was determined based on projected discounted cash flows and price/revenue multiples of competitors in the EMS marketplace. The outcome of this valuation resulted in an impairment charge of $5.6 million being recorded during the quarter based on the difference between the carrying value and the fair market value of this business. The impairment charge consisted of a write-down in goodwill of $1.5 million and intangible assets of $4.1 million. The conclusion regarding the recognition of this charge was made in connection with the preparation of the financial statements included in this report.

Note 7 —	Convertible Subordinated Debt — Zero Coupon

      On June 23, 2003, DoubleClick issued $135.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 (the “Zero Coupon Notes”) in a private offering. The Zero Coupon Notes do not bear interest and have a zero yield to maturity. The Zero Coupon Notes are convertible under certain circumstances into DoubleClick common stock at a conversion price of approximately $13.12 per share, which would result in an aggregate of approximately 10.3 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Zero Coupon Notes will initially be convertible into 76.2311 shares of DoubleClick common stock prior to July 15, 2023 if the sale price of DoubleClick’s common stock issuable upon conversion of the Zero Coupon Notes reaches a specified threshold for a defined period of time, if specified corporate transactions have occurred or if DoubleClick calls the Zero Coupon Notes for redemption. The specified thresholds for conversion prior to the maturity date are (a) during any calendar quarter, the last reported sale price of DoubleClick’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on that 30th trading day and (b) subject to certain exceptions, during the five business day period following any five consecutive trading day period, the trading price per $1,000 principal amount of Zero Coupon Notes for each of the five consecutive trading days is less than 98% of the product of the last reported sale price of DoubleClick’s common stock and the conversion rate (initially 76.2311) on each such day. As of September 30, 2004, these thresholds had not been met.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

      The Zero Coupon Notes contain an embedded derivative, the fair value of which as of September 30, 2004 has been determined to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any significant changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 8 —	Restructuring

      During the third quarter of 2004, DoubleClick recorded a restructuring credit of $4.5 million. This credit was due to the reversal of a portion of DoubleClick’s real estate reserve for its facility in Louisville, Colorado. The reversal of the reserve was due to the sublease of this property at rates in excess of DoubleClick’s previous estimate of sublease income. Cash paid during the nine months ended September 30, 2004 with respect to previously accrued restructuring charges was approximately $10.3 million. In the first quarter of 2004, $7.6 million was paid for the final lease termination payment relating to DoubleClick’s former New York headquarters. The remaining $2.7 million of cash paid in the first nine months of 2004 related to payments for lease and other exit costs at excess and idle facilities in New York and Louisville, Colorado.

      The restructuring accrual as of September 30, 2004 of approximately $18.4 million consists primarily of DoubleClick’s facilities in London, England and Louisville, Colorado. The restructuring accrual associated with DoubleClick’s facilities represents the excess of future lease commitments over estimated sublease income in locations where DoubleClick has excess or idle space. In most cases, subleases have been signed for the entire term of these leases and DoubleClick’s estimate of sublease income is based on the agreed upon sublease rates. In facilities for which DoubleClick does not have a sublease signed for the entire term of the lease, sublease assumptions are made with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. Should market conditions or other circumstances change, this information may be updated and restructuring charges or credits may be required.

      As of September 30, 2004, approximately $4.0 million and $14.4 million remained accrued as a component in accrued expenses and other current liabilities and other long-term liabilities on the Consolidated Balance Sheet, respectively, and relates wholly to future lease costs.

      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established (in thousands):

Balance at December 31, 2003	$32,977
Cash expenditures	(10,295)
Restructuring credit	(4,514)
Effect of foreign currency translation	259

Balance at September 30, 2004	$18,427

Note 9 —	Contingencies

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

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

      In September 2003, DoubleClick’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In September 2004, an agreement of settlement was submitted to the court for preliminary approval, and the underwriter defendants have opposed that motion. The settlement would provide, among other things, a release of DoubleClick and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. DoubleClick would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims it may have against its underwriters. The settlement is subject to a hearing on fairness and approval by the court overseeing the IPO litigations. If this settlement is not finalized, DoubleClick intends to dispute these allegations and defend this lawsuit vigorously.

      DoubleClick is defending two class action lawsuits, one filed in Allegheny County, Pennsylvania and the other in San Joaquin County, California, alleging, among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisement that plaintiffs assert we delivered to consumers. The actions seek, among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. In April 2004, the court in the California action entered an order dismissing several claims against DoubleClick. DoubleClick believes the claims in these cases are without merit and intends to defend these actions vigorously.

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

DOUBLECLICK INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004
(Unaudited)

that are non-segment specific. The accounting policies of DoubleClick’s segments are the same as those described in the summary of significant accounting policies.

      Revenue and operating income (loss) by segment are as follows (in thousands):

	For the Three Months Ended				For the Three Months Ended
	September 30, 2004				September 30, 2003

	TechSolutions	Data	Corporate	Total	TechSolutions	Data	Corporate	Total

Revenue from external customers	$47,823	$33,131	$—	$80,954	$43,514	$31,276	$—	$74,790

Depreciation and amortization	$6,493	$2,196	$530	$9,219	$14,688	$2,753	$2,173	$19,614

Restructuring credits, net	$—	$—	$(4,514)	$(4,514)	$—	$—	$(2,220)	$(2,220)

Goodwill and other impairments	$5,592	$—	$—	$—	$—	$—	$—	$—

Operating income/(loss)	$(961)	$12,945	$(4,553)	$7,431	$(1,790)	$11,063	$(5,525)	$3,748

Total other income				$9,472				$3,365

Income before income taxes				$16,903				$7,113

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2004				September 30, 2003

	TechSolutions	Data	Corporate	Total	TechSolutions	Data	Corporate	Total

Revenue from external customers	$139,485	$78,669	$—	$218,154	$128,511	$69,889	$—	$198,400

Depreciation and amortization	$18,300	$6,568	$1,756	$26,624	$34,571	$6,107	$4,270	$44,948

Restructuring credits, net	$—	$—	$(4,514)	$(4,514)	$—	$—	$(9,092)	$(9,092)

Goodwill and other impairments	$5,592	$—	$—	$5,592	$—	$—	$—	$—

Operating Income/(loss)	$17,078	$17,844	$(22,083)	$12,839	$5,089	$21,387	$(14,268)	$12,208

Total other income				$17,093				$2,278

Income before income taxes				$29,932				$14,486

Note 11 — Comprehensive Income

      Comprehensive income consists of net income, unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income was $9.0 million and $18.0 million for the three and nine months ended September 30, 2004, respectively. Comprehensive income was $7.5 million and $16.7 million for the three and nine months ended September 30, 2003, respectively.

Note 12 — Subsequent Event

      On October 31, 2004, DoubleClick announced that it retained Lazard Freres & Co. to explore strategic options for the business to achieve greater shareholder value. These options may include a sale of part or all of its businesses, recapitalization, extraordinary dividend, share repurchase or a spin-off.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

      This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management “believes”, “expects”, “anticipates”, “plans” or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report on Form 10-Q and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we may not update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The forward looking statements and risk factors discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions.

Overview

      We provide technology and data products and services that direct marketers, Web publishers and advertisers use to optimize their marketing programs and efficiently reach their customers. We derive revenues from two business segments: DoubleClick TechSolutions, which we refer to as our TechSolutions segment, and DoubleClick Data, which we refer to as our Data segment.

      DoubleClick TechSolutions. TechSolutions includes products and services from our Ad Management, Marketing Automation and Performics divisions. Our Ad Management products and services primarily consist of our DART for Publishers Service, DART Enterprise ad serving product and DART for Advertisers Service. Our Marketing Automation products and services primarily consist of our email products based on our DARTmail Service and our Enterprise Marketing Solutions, or EMS, which consists of our campaign management and marketing resource management, or MRM, products. As a result of the acquisition of Performics Inc. in June 2004, we created a third division within TechSolutions which offers search engine marketing and affiliate marketing solutions. We generate our TechSolutions revenue primarily from the delivery of advertising impressions and emails, the sale and the installation of our licensed software products as well as when transactions are generated through the use of our Performics products.

      DoubleClick Data. Data, which consists of our Abacus and Data Management divisions, provides products and services primarily to direct marketers. Abacus maintains the Abacus Alliance database in the United States, which is a proprietary database of consumer transactions used for target marketing purposes, and maintains alliances in the United Kingdom, Australia, Japan, France and through a joint venture, in Germany. In the United States, we also offer a Business-to-Business Alliance. In addition, we offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of our Data Management division. We generate our Data revenue primarily from the sale of consumer and business prospect lists, list processing, database development and database management services.

Recent Developments

      On October 31, 2004, we announced that we retained Lazard Freres & Co. to explore strategic options for the business to achieve greater shareholder value. These options may include a sale of part or all of our businesses, recapitalization, extraordinary dividend, share repurchase or a spin-off.

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

Restructuring Estimates

      Our restructuring reserves as of September 30, 2004 were approximately $18.4 million, and consisted primarily of reserves for our facilities in London, England and Louisville, Colorado. The restructuring accrual associated with our facilities represents the excess of future lease commitments over estimated sublease income in locations where we have excess or idle space. In most cases, subleases have been signed for the entire term of these leases and our estimate of sublease income is based on the agreed upon sublease rates. In facilities for which we do not have a sublease signed for the entire term of the lease, sublease assumptions are made with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. The most material estimate is associated with our facility in London where the office space is currently sublet for only a portion of the remaining lease term. The total remaining obligation for this facility is approximately $42.8 million. Our London reserve is based on our estimate of future sublease income relative to the total remaining obligation and was determined based on the weighted probability of various future sublease scenarios. These scenarios resulted in a weighted average sublease rate where for each $1.00 change in this assumption, additional restructuring charges or credits of approximately $0.2 million would be required. If market conditions or other circumstances change, this information may be updated and additional charges or credits may be required.

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

Valuation of Goodwill

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

      When it is determined that the carrying value of goodwill may be impaired or investments may not be recoverable, management measures impairment based on projected discounted cash flows, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold and price/revenue multiples of competitors and the closing market price for investments that are publicly traded.

      In the third quarter of 2004, we initiated a valuation for our Enterprise Marketing Solutions, or EMS, business which consists of our campaign management and marketing resource management products. This valuation was performed with the assistance of a third party to determine if the recorded balance of goodwill and other intangible assets relating to this reporting unit was recoverable. The recoverability of these assets was brought into question as a result of the lower than expected revenues generated to date and the reduced estimates of future performance primarily associated with our campaign management products. The outcome of this valuation resulted in an impairment charge of $5.6 million being recorded during the quarter based on the difference between the carrying value and the fair value of this business. The impairment charge consisted of a write-down in intangible assets of $4.1 million and goodwill of $1.5 million.

Deferred Tax Assets

      Pursuant to SFAS 109, we record a valuation allowance to the extent realization of our net deferred tax asset is not more likely than not. As of September 30, 2004 and December 31, 2003, we maintained a valuation allowance against certain deferred tax assets that we believe, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, are not more likely than not expected to be realized. If we determine that we would be able to realize additional or all of our deferred tax assets, an adjustment to the valuation allowance would increase income and/or adjust additional paid-in capital and/or goodwill in the period such determination was made.

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

Recent Accounting Pronouncements

      On September 30, 2004, the Emerging Issues Task Force (“EITF”) confirmed their tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and requires restatement of prior period earnings per share amounts. Under the provisions of EITF 04-8, DoubleClick’s Zero Coupon Convertible Subordinated Notes due 2023, which represent 10.3 million potential shares of common stock, will be included in the calculation of diluted earnings per share using the if-converted method regardless if the contingent requirements have been met for conversion to common stock. We plan to adopt EITF 04-8 during the fourth quarter of 2004. The effect of these adjustments would reduce diluted earnings per share for the three and nine months ended September 30, 2004 by approximately $0.01 and $0.02, respectively. Diluted earnings per share for both the three and nine months ended September 30, 2003 would be unchanged.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, known as FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, the FASB issued Interpretation No. 46R, known as FIN 46R, a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. We do not have any entities as of September 30, 2004 that required disclosure or new consolidation as a result of adopting the provisions of FIN 46 and FIN 46R.

Business Transactions

Acquisitions

2004

Performics Inc.

      On June 22, 2004, we completed our acquisition of Performics Inc., a privately-held search engine marketing and affiliate marketing company based in Chicago, Illinois for approximately $58.2 million in cash. Pursuant to the acquisition agreements, the former shareholders of Performics have the right to receive up to an additional $7.0 million based on the attainment of certain 2004 revenue objectives. Performics’ search engine marketing solutions are designed to help clients automate their paid placement, paid inclusion, and comparison shopping listings across multiple search providers and publishers. Performics also provides the infrastructure for affiliate marketing, through which marketers manage, track, and report on their offers across multiple affiliate sites.

SmartPath, Inc.

      On March 19, 2004, we completed our acquisition of SmartPath, Inc, a privately held marketing resource management, or MRM, software company, for approximately $24.1 million in cash.

2003

Computer Strategy Coordinators, Inc.

      On June 30, 2003, we completed our acquisition of Computer Strategy Coordinators, Inc., or CSC, a data management company. In the transaction, we acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash and the assumption of certain indebtedness.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Revenue for the three months ended September 30, 2004 was $81.0 million, an increase of $6.2 million, or 8.2%, compared to the prior year period. This increase was due to the acquisitions of Performics in June 2004 and SmartPath in March 2004 as well as organic growth within our Data segment. Revenues associated with these acquisitions were $6.0 million in aggregate for the third quarter of 2004. These increases were partially offset by a year-over year decline in revenues from our campaign management products and our Ad Management division. Gross profit increased $10.0 million during the third quarter of 2004 to $59.4 million over the prior year period while gross margins improved by 730 basis points to 73.4%. These increases were driven by our TechSolutions segment. Operating income was $7.4 million compared to $3.7 million in the prior year period. Operating income improved due to an increase in gross profit of $10.0 million partially offset by an increase in operating expenses of $6.3 million. The increase in operating expenses was the result of the assumption of headcount associated with the Performics and SmartPath acquisitions and the hiring of additional employees in our TechSolutions and Data segments. These personnel-related increases primarily occurred in our sales and marketing and product development departments. The increase in operating expenses was partially offset by a decrease in depreciation expense due to accelerated depreciation charges associated with the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003. In addition, third quarter of 2004 operating expenses included a $5.6 million impairment charge associated with our Enterprise Marketing Solutions, or EMS, business and a restructuring credit of $4.5 million relating to our Louisville, Colorado facility while the prior year period included a restructuring credit of $2.2 million. Net income was $15.4 million, or $0.12 per diluted share, for the third quarter of 2004 compared to $6.3 million, or $0.04 per diluted share, in the prior year period. Net income for the third quarter of 2004 included a $7.1 million gain in connection with the sale of our investment in AdLINK.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Revenue for the nine months ended September 30, 2004 was $218.2 million, an increase of $19.8 million, or 10.0% compared to the prior year period. This increase was primarily due to the acquisitions of Performics in June 2004, SmartPath in March 2004, CSC in June 2003 and organic growth from within our Data segment and our email products and services. Revenues associated with our Performics and SmartPath acquisitions were $7.4 million in aggregate for the nine months ended September 30, 2004. Revenues associated with CSC were $8.3 million versus $2.5 million in the year ago period as we began recognizing revenue for this business in the third quarter of 2003. Gross profit increased $23.6 million during the nine months ended September 30, 2004 to $152.2 million over the prior year period while gross margins improved by almost 500 basis points to 69.8%. These increases were driven by our TechSolutions segment. Operating income was $12.8 million compared to $12.2 million in the prior year period. Operating income improved due to an increase in gross profits of $23.6 million offset by an increase in operating expenses of $23.0 million. The increase in operating expenses was primarily the result of the assumption of headcount associated with our acquisitions of Performics, SmartPath and CSC and the hiring of additional employees in our TechSolutions and Data segments. These personnel-related increases primarily occurred in our sales and marketing and product development departments. The increases in operating expenses were partially offset by reductions in depreciation expense due to accelerated depreciation charges associated with the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003. In addition, year to date operating expenses included a $5.6 million impairment charge associated with our Enterprise Marketing Solutions, or EMS, business and a restructuring credit of $4.5 million relating to our Louisville, Colorado facility while the prior year period included a net restructuring credit of $9.1 million. Net income was $26.9 million, or $0.20 per diluted share, for the nine months ended September 30, 2004 as compared to net income of $13.1 million, or $0.09 per diluted share, in the prior year period. Net income for the nine months ended September 30, 2004 benefited from a $7.1 million gain in connection with the sale of our investment in AdLINK and a distribution from MaxWorldwide of approximately $2.4 million in connection with its plan of liquidation and dissolution. Net income for the nine months ended September 30, 2003 included a $4.4 million loss in connection with the redemption of our 4.75% Convertible Subordinated Notes.

      We expect revenue to increase in the fourth quarter 2004 as compared to the prior year period primarily as a result of our acquisitions of Performics and SmartPath. Operating income is expected to increase as well due to continued efficiency gains within our core businesses partially offset by integration costs and the amortization of intangible assets associated with our acquisitions of SmartPath and Performics.

      Revenues, gross profit and operating income (loss) by segment are as follows (in thousands):

	For the Three Months				For the Nine Months
	Ended September 30,		2004 vs. 2003		Ended September 30,		2004 vs. 2003

Revenue:	2004	2003	Change	%	2004	2003	Change	%

TechSolutions	$47,823	$43,514	$4,309	9.9%	$139,485	$128,511	$10,974	8.5%
Data	33,131	31,276	1,855	5.9%	78,669	69,889	8,780	12.6%

Total	$80,954	$74,790	$6,164	8.2%	$218,154	$198,400	$19,754	10.0%

	For the Three Months				For the Nine Months
	Ended September 30,		2004 vs. 2003		Ended September 30,		2004 vs. 2003

Gross Profit:	2004	2003	Change	%	2004	2003	Change	%

TechSolutions	$35,233	$26,980	$8,253	30.6%	$100,963	$79,329	$21,634	27.3%
Data	24,202	22,427	1,775	7.9%	51,277	49,293	1,984	4.0%

Total	$59,435	$49,407	$10,028	20.3%	$152,240	$128,622	$23,618	18.4%

	For the Three Months				For the Nine Months
	Ended September 30,		2004 vs. 2003		Ended September 30,		2004 vs. 2003

Operating Income/(Loss):	2004	2003	Change	%	2004	2003	Change	%

TechSolutions	$(961)	$(1,790)	$829	46.3%	$17,078	$5,089	$11,989	235.6%
Data	12,945	11,063	1,882	17.0%	17,844	21,387	(3,543)	(16.6)%
Corporate(1)	(4,553)	(5,525)	972	NMF	(22,083)	(14,268)	(7,815)	NMF

Total	$7,431	$3,748	$3,683	98.3%	$12,839	$12,208	$631	(5.2)%

(1)	Adjustments to reconcile segment reporting to consolidated results are included in “Corporate.”

DoubleClick TechSolutions

      TechSolutions revenue is derived from the sales of our Ad Management, Marketing Automation and Performics products and services. Our Ad Management products and services primarily consist of the DART for Publishers Service, the DART Enterprise ad serving software product and the DART for Advertisers Service. Our Marketing Automation products and services primarily consist of our email products based on our DARTmail Service and our Enterprise Marketing Solutions, or EMS, which consists of our campaign management and marketing resource management, or MRM, products. As a result of the acquisition of Performics Inc. in June 2004, we created a third division within TechSolutions which offers search engine marketing and affiliate marketing solutions. TechSolutions cost of revenue includes costs associated with the delivery of advertisements and emails, including Internet access costs, depreciation of the ad and email delivery systems, the amortization of purchased technology and facility- and personnel-related costs incurred to operate and support our Ad Management, Marketing Automation and Performics products and services.

                  Three months ended September 30, 2004 compared to three months ended September 30, 2003

      TechSolutions revenue increased by 9.9% to $47.8 million for the three months ended September 30, 2004 from $43.5 million for the three months ended September 30, 2003. The increase in TechSolutions revenue was primarily attributable to our acquisitions of Performics and SmartPath, partially offset by a decline in Ad Management. Ad Management revenue decreased by approximately $1.2 million or 3.9% to $29.8 million in the third quarter of 2004 compared to the same period of 2003. For the three months ended September 30, 2004, the increase in volumes for our DART for Advertisers Service outpaced the decline in effective price for this product. However, the increase in revenue from our DART for Advertisers Service was outweighed by the declines in revenue from our DART for Publishers Service where volume increases did not compensate for pricing declines. The effective price of both products continued to decline as the result of sustained competitive pressure. Marketing Automation revenue increased 4.0% to $13.0 million in the third quarter of 2004 compared to $12.5 million in the prior year period. This increase was primarily attributable to our acquisition of SmartPath and organic growth in our email products, offset by a decline in campaign management revenue. Performics revenue was $5.1 million for the third quarter of 2004 as we began recognizing revenue for this division in July 2004.

      TechSolutions gross profit was $35.2 million or 73.7% of revenue for the three months ended September 30, 2004 compared to $27.0 million or 62.0% of revenue for the three months ended September 30, 2003. Gross profits increased $8.2 million largely due to the increase in revenue associated with our acquisition of Performics and improved performance in our Ad Management division and email products due to lower depreciation expense. Depreciation expense fell by approximately $3.8 million due primarily to accelerated depreciation charges associated with the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003. These gains were partially offset by increases in intangible amortization associated with our acquisitions of Performics and SmartPath.

      TechSolutions operating loss was $1.0 million for the three months ended September 30, 2004, a decrease of $0.8 million from the prior year period. This improvement was the result of the increase in gross profit partially offset by an increase in operating expenses of approximately $7.4 million. Operating expenses for the third quarter included an impairment charge for $5.6 million relating to goodwill and other intangible assets of our EMS business. Personnel-related costs increased approximately $5.3 million due to the assumption of headcount associated with our acquisitions of Performics and SmartPath as well as the hiring of additional employees in our sales and marketing and product development departments. In addition, professional fees increased by approximately $1.2 million and marketing expenses increased by approximately $0.8 million. These costs were offset by a decline in depreciation expense of $5.5 million related to the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      TechSolutions revenue increased by 8.5% to $139.5 million for the nine months ended September 30, 2004 from $128.5 million for the nine months ended September 30, 2003. The increase in TechSolutions revenue was primarily attributable to the acquisitions of Performics and SmartPath, as well as organic growth from our suite of email products and services. Ad Management revenue was flat at approximately $94.9 million for the first nine months of 2004 compared to the same period of 2003. For the nine months ended September 30, 2004, the increase in volumes for our DART for Advertisers Service outpaced the decline in effective price for this product. However, the increase in revenue from our DART for Advertisers Service was outweighed by the declines in revenue from our DART for Publishers Service where volume increases did not compensate for pricing declines. The effective price of both products continued to decline as the result of sustained competitive pressure. Marketing Automation revenue increased 16.9% to $39.5 million in the first nine months of 2004 compared to $33.8 million in the prior year period. This increase was primarily due to the acquisition of SmartPath and robust volume-driven growth in our email products and services. Performics revenues were $5.1 million for the nine months ended September 30, 2004 as we began recognizing revenue for this division in July 2004.

      TechSolutions gross profit was $101.0 million or 72.4% of revenue for the nine months ended September 30, 2004 compared to $79.3 million or 61.7% of revenue for the nine months ended September 30, 2003. Gross profits increased $21.7 million due to the increase in revenue associated with our acquisitions of Performics and SmartPath and a decrease in depreciation, rent and utility costs. Depreciation expense fell by approximately $7.3 million due to accelerated depreciation charges associated with the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003. Rent and utility costs declined due to the move of our data center from New York to Colorado in June 2003. These gains were partially offset by increases in intangible amortization associated with our acquisitions of Performics and SmartPath.

      TechSolutions operating income was $17.1 million for the nine months ended September 30, 2004, an increase of $12.0 million from the prior year period. This improvement was primarily the result of the increase in gross profit partially offset by an increase in operating expenses of approximately $9.6 million. Personnel-related costs increased approximately $9.8 million related to the assumption of headcount associated with our acquisitions of Performics and SmartPath as well as the hiring of additional employees in our sales and marketing and product development departments. This change in personnel-related costs was net of a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. Operating expenses in 2004 included an impairment charge for $5.6 million relating to goodwill and other intangible assets of our EMS business. In addition, professional fees increased by approximately $2.9 million and marketing expenses increased by approximately $0.8 million. These costs were offset by a decline in depreciation expense of $7.9 million related to the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003. In addition, amortization expense decreased

$2.1 million driven by certain of our other intangible assets reaching the end of their amortizable lives partially offset by the addition of acquired intangibles associated with our acquisitions of Performics and SmartPath.

      In fourth quarter of 2004, we plan to continue to invest additional resources in our TechSolutions sales and marketing and product development departments to help achieve future revenue growth. We anticipate TechSolutions revenue and operating income will increase as compared to the year ago periods even with these additional investments described above.

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

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Data revenue increased 5.9% to $33.1 million for the three months ended September 30, 2004 compared to $31.3 million for the three months ended September 30, 2003. The increase in revenue is attributable to organic growth in both Abacus and Data Management. Abacus revenues increased 5.3% to $30.3 million in the third quarter of 2004 compared to $28.8 million in third quarter of 2003. Data management revenues were $2.8 million, a 10.2% increase over the prior year period. The year-over-year increase in Abacus revenues were driven primarily from growth in its U.S. Business-to-Consumer, U.S. Business-to-Business and International Alliances.

      Gross profit increased $1.8 million to $24.2 million, or 73.0% of revenues, in the third quarter of 2004 compared to $22.4 million, or 71.7% of revenues, in the prior year period. The increase in gross profit was primarily associated with the increase in revenues associated with our Abacus division while gross margins gains were primarily due to improvement in our Data Management business.

      Data operating income increased to $12.9 million for the third quarter of 2004 from $11.1 million in the prior year period. This change was due to an increase in gross profit of $1.8 million while operating expenses were unchanged. Operating expenses included an increase in personnel-related costs of approximately $1.0 million resulting from the hiring of additional employees in our sales and marketing departments. These costs were offset by a reduction in depreciation and professional fees.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Data revenue increased 12.6% to $78.7 million for the nine months ended September 30, 2004 from $69.9 million for the nine months ended September 30, 2003. The increase in revenue was attributable to the acquisition of CSC and organic growth from our Abacus business. Abacus revenues increased 4.4% to $70.3 million for the nine months ended September 30, 2004 compared to $67.4 million in same period of 2003. Data Management revenues were $8.3 million compared to $2.5 million in the year ago period as we began recognizing revenue for this business in the third quarter of 2003. The year-over-year increase in Abacus revenues was driven from continued growth in our U.S. Business-to-Business and International Alliances while revenues associated with our U.S. Business-to-Consumer Alliance were flat.

      Data gross profit increased by $2.0 million to $51.3 million or 65.2% of revenues for the nine months ended September 30, 2004 compared to $49.3 million or 70.5% of revenues in the prior year period. The increase in gross profit was primarily due to revenue growth in our International Alliances. Gross margins also were impacted by the inclusion of CSC, a lower margin business.

      Data operating income decreased to $17.8 million for the nine months ended September 30, 2004 from $21.4 million in the prior year period. This change was due to an increase in operating expenses of $5.6 million partially offset by the increase in gross profit of $2.0 million. Operating expenses included an increase in personnel-related costs of approximately $4.8 million primarily resulting from the assumption of headcount as the result of our acquisition of CSC and the hiring of additional employees. In addition, amortization expense included as a component of operating expenses increased by approximately $0.9 million. These expenses are associated with intangible assets acquired in connection with the CSC acquisition.

      For the fourth quarter of 2004, we anticipate that Data revenue will increase compared to the prior year period due to anticipated growth from Data Management and our U.S. Business-to-Business and International Alliances. Operating income is expected to be comparable to prior year periods as we plan to continue to invest in new Data Management products and our International Alliances.

Operating Expenses

      Operating costs and expenses were as follows (in thousands):

	For the Three Months				For the Nine Months
	Ended September 30,		2004 vs. 2003		Ended September 30,		2004 vs. 2003

Operating Expenses:	2004	2003	Change	%	2004	2003	Change	%

Sales and marketing	$26,320	$27,175	$(855)	(3.1)%	$75,475	$67,683	$7,792	11.5%
General and administrative	$9,040	$8,459	$581	6.9%	$25,974	$25,685	$289	1.1%
Product development	$13,802	$10,685	$3,117	29.2%	$33,286	$27,258	$6,028	22.1%

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with our sales and marketing departments. Sales and marketing expenses decreased by $0.9 million in the third quarter of 2004 compared to the same period of 2003 and decreased as a percentage of revenue to 32.5% from 36.3%. The decrease was primarily attributable to decreases in depreciation expense of approximately $4.0 million partially offset by increases in personnel-related costs of $3.1 million and marketing expenses of $1.5 million. The decrease in depreciation expense was due to accelerated depreciation charges associated with the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003. Personnel-related costs increased due to the assumption of headcount as a result of our acquisitions of Performics and SmartPath and the hiring of additional employees in our Data segment. Marketing expenses increased due to additional investment in our core products as well as costs associated with our new product offerings from our recent acquisitions.

      Sales and marketing expenses increased by $7.8 million for the nine months ended September 30, 2004 compared to the same period of 2003 and increased as a percentage of revenue to 34.6% from 34.1%. The dollar increase was primarily attributable to increases in personnel-related costs of $9.9 million, marketing expenses of $2.2 million and bad debt expense of $0.9 million, partially offset by decreases in depreciation expense of approximately $5.1 million. Personnel-related costs increased due to the assumption of headcount as a result of our acquisitions of CSC, SmartPath and Performics and the hiring of additional employees in our Data segment. The change in personnel-related costs was net of a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. Marketing expenses increased due to our costs associated with our worldwide Insight conferences held in the first quarter of 2004 and additional investment in our core products. The increase in bad debt expense was consistent with our year-over-year increase in revenues. The decrease in depreciation expense was due to accelerated depreciation charges associated with the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003.

      For the fourth quarter of 2004, we expect the absolute dollar amount of sales and marketing expenses to increase as compared to the prior year period due to additional personnel-related expenses primarily as a result of our acquisition of Performics and additional investments expected to be made in our Ad Management business.

General and Administrative

      General and administrative expenses consist primarily of compensation and related benefits, professional services and other operating expenses associated with our executive, finance, human resources, legal, facilities and administrative departments. General and administrative expenses increased slightly by $0.6 million to $8.5 million or 11.2% of revenue in the third quarter of 2004 compared to 11.3% of revenue in the same period of 2003. The increases were primarily a result of increases in professional and outside service fees of $2.4 million partially offset by a decrease in depreciation expense of $1.8 million. The increase in professional and outside service fees related to strategic initiatives and the requirements of the Sarbanes-Oxley Act. In addition, this increase was inclusive of a $1.4 million insurance claim settlement received during the third quarter of 2003. The decrease in depreciation expense was due to accelerated depreciation charges associated with the relocation of our New York headquarters in 2003.

      General and administrative expenses increased slightly by $0.3 million to $26.0 million or 11.9% of revenue for the nine months ended September 30, 2004 compared to 12.9% of revenue in the same period of 2003. The increase was primarily attributable to increases in professional and outside service fees of $2.9 million and personnel-related costs of $1.9 million, partially offset by a decrease in depreciation and utility costs of $4.0 million. The increase in professional and outside service fees related to strategic initiatives and the requirements of the Sarbanes-Oxley Act. This increase was inclusive of a $1.4 million insurance claim settlement received during the third quarter of 2003. Personnel-related costs increased due to the assumption of headcount as a result of our acquisitions of CSC, SmartPath and Performics. The decrease in depreciation expense was due to accelerated depreciation charges associated with the relocation of our New York headquarters in 2003. In addition, we achieved utility cost savings this year as a result of the reconfiguration of our disaster recovery operations.

      For the fourth quarter of 2004, we expect general and administrative expenses to decline in absolute dollars as compared to the prior year period due to the decline in depreciation expense associated with our lease terminations in 2003 partially offset by an increase in personnel-related costs due to the assumption of headcount as a result of our SmartPath and Performics acquisitions.

Product Development

      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with our product development departments. Our product development departments perform research and development, enhance and maintain existing products and provide quality assurance. Product development expenses increased by $3.1 million to $13.8 million or 17.0% of revenue in the third quarter of 2004 compared to 14.3% of revenue in the same period of 2003. The increase was primarily due to increases in personnel-related costs of $3.8 million, which was attributable to additional headcount assumed from our acquisitions of SmartPath and Performics and the impact of hiring additional employees in our TechSolutions segment. In addition, professional fees increased by approximately $1.1 million relating to consulting fees for new product initiatives. These increases were partially offset by decreases of $1.9 million in depreciation expense due to accelerated depreciation charges associated with the relocation of our New York headquarters in 2003.

      Product development expenses increased by $6.0 million to 15.3% of revenue for the nine months ended September 30, 2004 compared to 13.7% of revenue in the same period of 2003. The increase was primarily due to increases in personnel-related costs of $2.2 million that was attributable to additional headcount assumed from our acquisitions of CSC, SmartPath and Performics and the impact of hiring additional employees in our TechSolutions segment. In addition, professional fees increased by approximately $2.2 million relating to consulting fees for new product initiatives. These increases were partially offset by decreases of $2.9 million in depreciation expense due to accelerated depreciation charges associated with the relocation of our New York headquarters in 2003.

      In the fourth quarter of 2004, we expect product and development expenses to continue to increase in absolute dollars as compared to the prior year period primarily due to the assumption of headcount as a result of our acquisition of Performics and additional investments expected to be made in our Ad Management business.

Amortization of Intangibles

      Amortization of intangible assets consists primarily of the amortization of customer relationships. Amortization expense was $1.8 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively. Amortization expense increased in the third quarter of 2004 compared to the third quarter of 2003 primarily due to acquired intangibles assets with respect to Performics and SmartPath offset by certain intangible assets becoming fully amortized during the year.

      Amortization expense was $3.6 million and $4.9 millions for the nine months ended September 30, 2004 and 2003, respectively. The decrease of $1.3 million in the nine months ended September 30, 2004 compared to the same period of 2003 was primarily the result of certain intangible assets becoming fully amortized during the year partially offset by acquired intangibles assets with respect to Performics and SmartPath.

      We expect amortization of intangible assets to increase in the fourth quarter of 2004 as compared to the prior year period due to our acquisitions of SmartPath and Performics partially offset by certain of our other intangible assets reaching the end of their amortizable lives.

Impairment of Goodwill and Intangible Assets

      In the third quarter of 2004, we initiated a valuation for our Enterprise Marketing Solutions, or EMS, business which consists of our campaign management and marketing resource management products. This valuation was performed with the assistance of a third party to determine if the recorded balance of goodwill and other intangible assets relating to this reporting unit was recoverable. The recoverability of these assets was brought into question as a result of the lower than expected revenues generated to date and the reduced estimates of future performance primarily associated with our campaign management products. The fair market value of the EMS reporting unit was determined based on projected discounted cash flows and price/revenue multiples of competitors in the EMS marketplace. The outcome of this valuation resulted in an impairment charge of $5.6 million being recorded during the third quarter of 2004 based on the difference between the carrying value and the fair value of this business. The impairment charge consisted of a write-down in intangible assets of $4.1 million and goodwill of $1.5 million.

Restructuring Credits, Net

      During the third quarter of 2004, we recorded a restructuring credit of $4.5 million. This credit was due to the reversal of a portion of our real estate reserve relating to our facility in Louisville, Colorado. The reversal of the reserve was due to the sublease of this property at rates in excess of our previous estimate of sublease income. Of the remaining $18.4 million in cash outlays relating to our restructuring activities, we estimate we will pay approximately $1.0 million in the fourth quarter of 2004 and approximately $17.4 million in 2005 and thereafter. We continue to review our estimates and assumptions relating to excess real estate and if market conditions or other circumstances change, this information may be updated and additional charges or credits may be required.

      During the third quarter of 2003, we recorded a net restructuring credit of $2.2 million. This resulted from a net credit from our New York headquarters of approximately $1.5 million and the termination of the remainder of our lease in San Francisco, which resulted in a credit of approximately $0.7 million. The net credit associated with our New York headquarters consisted of exit costs of $2.5 million offset by the reversal of a deferred rent liability of approximately $1.5 million, all of which were required to be recorded in the third quarter in accordance with SFAS No. 146. In addition, approximately $2.5 million of reserves were reversed as the result of favorable settlements of other real estate related items relating to our New York headquarters which occurred during the third quarter of 2003. The net credit associated with our San Francisco facility resulted from our estimated restructuring reserve for this facility being in excess of our actual payments made in connection with the lease termination.

      During the nine months ended September 30, 2003, we recorded restructuring credits of approximately $16.5 million offset by restructuring charges of approximately $7.4 million. This resulted in a net restructuring credit of $9.1 million. This credit was due to the reversal of a portion of our real estate reserve relating to our New York headquarters and our San Francisco facility. The reversal of the reserve was a result of final lease terminations with respect to our New York headquarters and San Francisco facility for which our reserve was in excess of our then expected payments. Total costs to terminate the lease associated with these facilities were approximately $44.5 million and $26.4 million, respectively, inclusive of broker commissions and related costs.

Non-Operating Expenses and Income Taxes

Equity in Losses of Affiliates

      Equity in losses of affiliates was $0.3 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively. In the third quarter of 2004, we recognized equity losses of approximately $0.2 million from our equity investment in Abacus Deutschland and approximately $0.1 million from our equity investment in DoubleClick Japan. In the third quarter of 2003, we recognized equity losses of $0.1 million relating to our equity investments in DoubleClick Japan and MaxWorldwide.

      Equity in losses of affiliates was $0.9 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004, we recognized equity losses of approximately $0.6 million from our equity investment in Abacus Deutschland and approximately $0.3 million from our investment in DoubleClick Japan. In the nine months ended September 30, 2003, we recognized equity losses of $2.0 million relating to our equity investment in MaxWorldwide and $0.4 million from our equity investment in DoubleClick Japan.

Gain on Sale of Investments in Affiliate

      In the third quarter of 2004, we sold our 3,862,500 shares of AdLINK for an aggregate purchase price of $9.5 million to United Internet AG, the majority shareholder of AdLINK. As a result of the transaction, we recorded a gain of $7.1 million and no longer hold an equity interest in AdLINK.

      We did not recognize any gains from the sale of investments in affiliates in the nine months ended September 30, 2003.

Gain on Distribution from Affiliate

      In the first quarter of 2004, we recognized a gain of $2.4 million relating to a distribution from MaxWorldwide in connection with its plan of liquidation and dissolution. We still maintain a 19.8% interest in MaxWorldwide and may receive additional distributions in future periods as a result of the finalization of its plan of liquidation and dissolution.

      We did not recognize any gains from affiliate distributions in the nine months ended September 30, 2003.

Interest and Other, Net

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Interest Income	$2,570	$3,709	$8,326	$12,815
Interest Expense	(302)	(806)	(1,033)	(5,079)
Other	393	588	1,159	1,387

	$2,661	$3,491	$8,452	$9,123

      Interest and other, net was $2.7 million and $3.5 million for the three months ended September 30, 2004, and 2003, respectively. In the third quarter of 2004, interest income decreased by $1.1 million due to a decrease of average total cash, which includes cash and cash equivalents, investments in marketable securities and restricted cash, of $234.8 million compared to the prior year period. Interest expense decreased due to the redemption of our 4.75% Convertible Subordinated Notes due 2006 in July 2003.

      Interest and other, net was $8.5 million and $9.1 million for the nine months ended September 30, 2004, and 2003, respectively. For the nine months ended September 30, 2004, interest income decreased by $4.5 million due to a decrease of average total cash, which includes cash and cash equivalents, investments in marketable securities and restricted cash, of $165.9 million compared to the prior year period and a decrease in the average interest rates. Interest expense decreased due to the redemption of our 4.75% Convertible Subordinated Notes due 2006 in July 2003.

      Interest and other, net may fluctuate in future periods in correlation with the cash, investment and debt balances we maintain and as a result of changes in the market interest rates.

Provision for Income Taxes

      The provision for income taxes recorded for the three months ended September 30, 2004 of $1.5 million consists principally of income taxes of $1.2 million on the earnings of certain of our foreign subsidiaries, federal alternative minimum taxes of $0.2 million and state and local taxes of $0.1 million. The provision for income taxes recorded for the three months ended September 30, 2003 of $0.8 million consists principally of income taxes of $0.7 million on the earnings of some of our foreign subsidiaries and state and local taxes of $0.1 million. Except for certain foreign jurisdictions, the provision for income taxes for the three months ended September 30, 2004 and 2003 does not reflect tax benefits attributable to our net operating loss and other tax carryforwards due to limitations and uncertainty surrounding our prospective realization of such benefits.

      The provision for income taxes recorded for the nine months ended September 30, 2004 of $3.0 million consists principally of income taxes of $2.3 million on the earnings of certain of our foreign subsidiaries, federal alternative minimum taxes of $0.5 million and state and local taxes of $0.2 million. The provision for income taxes recorded for the nine months ended September 30, 2003 of $1.4 million consists principally of income taxes of $1.8 million on the earnings of some of our foreign subsidiaries reduced by a benefit of approximately $0.4 million related to certain state and local tax refunds and settlements. Except for certain foreign jurisdictions, the provision for income taxes for the nine months ended September 30, 2004 and 2003 does not reflect tax benefits attributable to our net operating loss and other tax carryforwards due to limitations and uncertainty surrounding our prospective realization of such benefits.

Liquidity and Capital Resources

	For the Nine Months
	Ended September 30,

	2004	2003

	(In thousands)
Net cash provided by (used in) operating activities	$29,745	$(39,033)
Net cash (used in) provided by investing activities	$(18,567)	$69,206
Net cash used in financing activities	$(98,617)	$(29,847)

Operating Activities

      For the nine months ended September 30, 2004, cash provided by operating activities was $29.7 million, an increase of $68.8 million compared to the same period of 2003. The increase was primarily a result of the decrease in accrued expenses and the timing of lease termination payments. Accrued expenses decreased to $10.7 million in the nine months ended September 30, 2004 compared to $24.7 million in the same period of the prior year. The decreases in payments associated with accrued expenses were primarily a result of additional restructuring activities in 2003 compared to same period in 2004. Lease termination payments were $7.6 million for the nine months ended September 30, 2004 compared to $70.9 million in the prior year period. These payments were slightly offset by a decrease in net income adjusted for non-cash items and an increase in accounts receivable.

      For the fourth quarter of 2004, we expect to generate positive cash flow from operating activities based on our revenue and net income projections.

Investing Activities

      For the nine months ended September 30, 2004, cash used in investing activities was $18.6 million, a change of $87.8 million compared to the same period of 2003. The change was primarily due to the net cash used in the acquisitions of Performics and SmartPath of $72.0 million and the decrease in the net proceeds from purchases and maturities of investments in marketable securities of $48.2 million. These cash flows were partially offset by proceeds from the sale of our investment in AdLINK of $9.5 million, a distribution from MaxWorldwide of $2.4 million along with positive movements in restricted cash totaling $10.0 million.

      For the fourth quarter of 2004, cash flow from investing activities may fluctuate based upon the net proceeds from purchases and maturities of investments in marketable securities and purchases of equipment compared to the prior year period.

Financing Activities

      For the nine months ended September 30, 2004, cash used in financing activities was $98.6 million, an increase of $68.8 million compared to the same period of 2003. The change was due to the $98.8 million in cash used for the purchase of 13.0 million shares of our common stock in 2004. The prior year period included cash used of $158.0 million in the repurchase of our 4.75% Convertible Bonds due 2006 partially offset by proceeds of $132.0 million from the issuance of the Zero Coupon Convertible Subordinated Notes due 2023

      For the fourth quarter of 2004, we expect cash flow from financing activities to be comparable to the prior year period.

Related Party Transactions

      We maintain a 15.5% interest in DoubleClick Japan. On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick Japan continues to sell our suite of DART technology products as part of a long-term technology reseller agreement. Revenue recognized through services provided to DoubleClick Japan was approximately $2.3 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively.

      In addition, we hold a 19.8% interest in MaxWorldwide. This interest was acquired in July 2002 as a result of the sale of our North American Media business. We recognized revenue of approximately $1.7 million during the nine months ended September 30, 2003, relating to services provided to MaxWorldwide. In 2004, we did not provide any services to MaxWorldwide as a result of the sale of its MaxOnline division and its plan of liquidation and dissolution.

      In the third quarter of 2004, we sold our 15% interest in AdLINK to United Internet AG, the majority shareholder of AdLINK. Prior to the sale, we recognized revenue of approximately $1.4 million and $2.0 million during the nine months ended September 30, 2004 and 2003, respectively, relating to services provided to AdLINK.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal and maintain liquidity, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate debt obligations and money market funds. As of September 30, 2004, our investments in marketable securities had a weighted average time to maturity of 329 days.

      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of September 30, 2004:

	Time to Maturity

	One Year	One to Two	Two to Five	Five and
	or Less	Years	Years	Thereafter	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$95,582	$—	$—	$—	$95,582
Average interest rate	1.93%
Fixed-rate investments in marketable securities	$230,699	$182,339	$—	$—	$413,038
Average interest rate	1.73%	2.01%

Liabilities:
Convertible subordinated notes	$—	$—	$135,000	$—	$112,787
Average interest rate			0.00%

      As of September 30, 2004, the current portion of restricted cash was $3.7 million and the average interest rate associated with this cash was 0.22% and the non-current portion of restricted cash was $11.7 million with an average interest rate of 0.67%. Restricted cash primarily represents amounts placed in escrow relating to funds to cover office lease security deposits and our automated clearinghouse payment function.

      We may redeem for cash some or all of the Zero Coupon Convertible Subordinated Notes due 2023 at any time on or after July 15, 2008. Holders of the Zero Coupon Convertible Subordinated Notes due 2023 also have the right to require us to purchase some or all of their notes for cash on July 15, 2008, July 15, 2013 and July 15, 2018, at a price equal to 100% of the principal amount of the Zero Coupon Convertible Subordinated Notes due 2023 being redeemed plus accrued and unpaid liquidated damages, if any.

      The Zero Coupon Convertible Subordinated Notes due 2023 contain an embedded derivative, the value of which as of September 30, 2004 has been determined to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of September 30, 2004, we did not hold any other derivative financial instruments.

Foreign Currency Risk

      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than our functional currency and the functional currency of our subsidiaries. For the three and nine months ended September 30, 2004, our international revenues were approximately $13.4 million and $41.5 million, respectively. The revenues included beneficial foreign currency movements of approximately $2.0 million and $6.2 million for the three and nine months ended September 30, 2004, respectively, primarily due to the strength of the Euro compared to the U.S. dollar. The effect of foreign exchange rate fluctuations on operations resulted in gains of $0.5 million for the nine months ended September 30, 2004. This was principally as a result of the weakening of the U.S. dollar and its impact upon our U.S. dollar denominated deposits held by our international subsidiaries.

      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2004, we had $59.9 million in cash and cash equivalents denominated in foreign currencies.

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

      We have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including companies that provide marketing technology and data products and services. Our risks include the ability to:

•	achieve expected revenue rates;

•	manage our operations;

•	compete effectively in the marketplace;

•	develop and introduce new products and services;

•	continue to develop, upgrade and integrate our products and services;

•	attract, retain and motivate qualified personnel;

•	maintain our current, and develop new, relationships with direct marketers, Web publishers, advertisers and advertising agencies; and

•	anticipate and adapt to changing industry conditions.

      We also depend on the use of the Internet and direct mail for advertising and marketing and as communications media, the demand for advertising and marketing services in general, and on general economic and industry conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. If we are unsuccessful in addressing these risks, our revenues may fall short of our own expectations or of the expectations of market analysts and investors, which could negatively affect the price of our stock.

We have a history of losses and may have losses at times in the future.

      With the exception of 2003, we have incurred net losses each year since inception, including net losses of $117.9 million and $265.8 million for the years ended December 31, 2002 and 2001, respectively. As of September 30, 2004 our accumulated deficit was $622.6 million. With the exception of 2003, we have not achieved profitability on an annual basis and may incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures, which may include obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities, in particular with respect to our facility in London, England where the office space is currently sublet for only a portion of the remaining lease term. As a result of our expenditures, we will need to generate significant revenue to achieve profitability. Even if we do continue to achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

Our review of strategic options may not be successful and the outcome of this process is uncertain.

      We recently retained Lazard Frères & Co. to explore strategic options for the business in order to achieve greater shareholder value, including a sale of part or all of our businesses, recapitalization, extraordinary dividend, share repurchase or a spin-off. We are uncertain as to what impact any particular strategic option may have on our operating results or stock price if accomplished or whether any transaction will even occur as a result of this review. Other uncertainties and risks relating to our review of strategic options include:

•	the review of strategic options may disrupt our operations and divert management’s attention, which could have a material adverse effect on our business, financial condition or results of operations;

•	the perceived uncertainties as to our future direction may result in the loss of, or failure to attract, customers, employees or business partners;

•	the process of reviewing strategic options may be more time consuming and expensive than we currently anticipate; and

•	we may not be able to identify strategic options that are worth pursuing.

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

      The number of ad impressions and emails delivered by DoubleClick TechSolutions has, at times in the past, declined and may in the future decline or fail to grow, which would adversely affect our revenues. In addition, the prices that DoubleClick TechSolutions can charge for its products and services has declined in recent years, and if these declines continue, it may adversely affect our revenues. A decline in the economic prospects of direct marketers or the economy in general would also adversely impact the revenue outlook for our marketing automation business. DoubleClick Data, which provides products and services to direct marketers, may face similar pressures. Some direct marketers may respond to economic downturns by reducing the number of catalogs mailed, thereby possibly reducing the demand for DoubleClick Data’s services. If direct marketing activities fail to grow or decline, our revenues could be adversely affected.

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

We do not have multi-year agreements with many of our customers and may be unable to retain customers, attract new customers or replace departing customers with customers that can provide comparable revenues.

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

      Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than do we. These factors could allow them to compete more effectively than we can, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners, direct marketers, Web publishers and advertisers. We cannot assure you that our competitors will not develop products or services that are equal or superior to our products and services or that achieve greater acceptance than our products and services. In addition, current and potential competitors have or may merge or have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective direct marketer, Web publisher, advertising and advertising agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We also face competition from point solution providers that may offer expertise in a particular segment or solutions within a specialized market, including providers of online advertising and email products and services. Increased competition may result in price reductions, reduced gross profits and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

Our quarterly operating results are subject to significant fluctuations and you should not rely on them as an indication of future operating performance.

      Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	direct marketer, Web publisher and advertiser demand for our products and services;

•	downward pricing pressures from current and potential customers for our products and services;

•	Internet traffic levels;

•	number and size of ad units per page on our customers’ Web sites;

•	the introduction of new products or services by us or our competitors;

•	variations in the levels of capital, operating expenditures and other costs relating to our operations;

•	the size and timing of significant pre-tax charges, including for goodwill impairment and the write-down of assets and restructuring charges and credits, such as those relating to idle or excess facilities and severance;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general seasonal and cyclical fluctuations; and

•	general economic and industry conditions.

We may not be able to manage our operational spending properly which could adversely impact our business, results of operations and financial condition.

      We may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall. Our expenses include upgrading and enhancing our ad management and email delivery technology, expanding our product and service offerings, marketing and supporting our products and services and supporting our sales and marketing operations. If we have a shortfall in revenue in relation to our expenses, or if our expenses exceed our expectations, then our business, results of operations and financial condition could be materially and adversely affected.

Seasonal trends may cause our operating results to fluctuate.

      Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our DoubleClick TechSolutions business. Further, Internet traffic typically drops during the summer months, which reduces the amount of online advertising. The direct marketing industry generally uses our data services more in the third calendar quarter based on plans for holiday season mailings, which directly affects our DoubleClick Data business. The email technology business may experience seasonal patterns similar to the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues later in the year. In addition, the demand for performance based marketing services has, in the past, peaked during the fourth quarter holiday season. As a result, we believe that period-to-period comparisons of our results of operations may not be indicators of future performance.

We may not be able to continue to grow through acquisitions of or investments in other companies.

      Our business has expanded in part as a result of acquisitions or investments in other companies, including our recent acquisitions of SmartPath and Performics. We have recorded goodwill in connection with a number of our acquired businesses, including MessageMedia, FloNetwork, SmartPath and Performics. We have in the past recognized impairment charges with respect to the goodwill of some acquired businesses as a result of significantly lower-than-expected revenues generated with respect to acquired businesses and considerably reduced estimates of future performance. If market conditions require, we may in the future record additional impairments in the value of our acquired businesses.

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

      We are also minority investors in a few technology companies, including DoubleClick Japan. Our investments have decreased in value in the past, and may decrease in the future, as a result of market volatility, and periodically, we have recorded charges to earnings for all or a portion of the unrealized loss due to declines in market value considered to be other than temporary. The market value of these investments may decline in future periods due to the continued volatility in the stock market in general or the market prices of securities of technology companies in particular and we may be required to record further charges to earnings as a result. Further, we cannot assure you that we will be able to sell these securities at or above our cost basis.

We may not manage the integration of acquired companies successfully or achieve desired results.

      As a part of our business strategy, we have in the past entered into, and could in the future enter into, business combinations and acquisitions. Business combinations and acquisitions are accompanied by a number of risks, including:

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

      Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. We do not have employment agreements with these executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. There is competition for qualified employees in our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future, including as a result of our review of strategic options.

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

      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include DOUBLECLICK®, DART®, DARTMAIL® and ABACUSSM. We have applied to register some of our trademarks and service marks in the United States and internationally. We cannot assure you that any of these current or future applications will be approved. Even if these marks are registered, these marks may be invalidated or successfully challenged by others. If our trademarks or service marks are not registered because third parties own these marks, our use of these marks will be restricted unless we are able to enter into arrangements with these parties, which may not be available on commercially reasonable terms, if at all.

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

      Such agreements, if required, may not be available on terms acceptable to us, or at all. If we are unable to enter into these types of agreements, we would be required to either cease using the subject product or change the technology underlying the applicable product. If a successful claim of infringement is brought against us and we fail to develop non-infringing technology as an alternative or to license the infringed or similar technology on a timely and cost effective basis, it could materially adversely affect our business, financial condition and results of operations.

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

      We have operations in a number of countries and have limited experience in developing localized versions of our products and services and in marketing, selling and distributing our products and services internationally. We sell our technology products and services through our directly and indirectly owned subsidiaries primarily located in Australia, Canada, China, France, Germany, Spain, Ireland, the United Kingdom and Hong Kong. In Japan, we sell our technology products and services through DoubleClick Japan, of which we own approximately 15%. In addition, we develop and provide support for some of our technology products and services in Canada, Europe and Asia. We also operate the DoubleClick Data business in the United Kingdom, Australia, Japan, France and, through a joint venture, in Germany.

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

      As of September 30, 2004, we had 125,563,495 shares of common stock outstanding, excluding 20,708,246 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce the market value for our common stock.

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

      Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our products and services. For example, computer users may use software designed to filter or prevent the delivery of emails or Internet advertising, including pop-up and pop-under advertisements; block, disable or remove cookies used by our ad serving technologies; prevent or impair the operation of other online tracking technologies; or misrepresent measurements of ad penetration and effectiveness. We cannot assure you that the proportion of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the event that one or more of these technologies became more widely adopted by computer users, demand for our products and services would decline.

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

      In addition, the U.S. and many foreign countries have adopted laws that restrict the transmission of unsolicited commercial email. U.S. law requires senders of commercial electronic mail messages to, among other things, identify their messages as advertisements or solicitations and provide recipients a mechanism to decline (opt out) future commercial email from the sender. The Federal Trade Commission is authorized to regulate commercial email and may impose additional measures such as labeling requirements or a national “Do Not E-Mail” registry. Other countries, including the countries of the European Union, either require, or may in the future require, senders to obtain recipients’ direct affirmative consent before sending commercial email messages. Although our email delivery is consent-based, we may be subjected to increased liabilities and may be required to change our current email practices in ways that make email communications less effective or more costly.

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

      Our success depends, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security and timely development of enabling products. We cannot assure you that the Web infrastructure will effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Furthermore, the Web has experienced unexpected interruptions and delays caused by system failures and computer viruses and attacks. These interruptions and delays could impact user traffic and the direct marketers, Web publishers and advertisers using our products and services. In addition, a lack of security over the Internet may cause Internet usage to decline and could adversely impact our business, financial condition and results of operations.

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

      DoubleClick’s management, with the participation of DoubleClick’s chief executive officer and chief financial officer, evaluated the effectiveness of DoubleClick’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, DoubleClick’s chief executive officer and chief financial officer concluded that, as of September 30, 2004, DoubleClick’s disclosure controls and procedures were (1) designed to ensure that material information relating to DoubleClick, including its consolidated subsidiaries, is made known to DoubleClick’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by DoubleClick in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in DoubleClick’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, DoubleClick’s internal control over financial reporting.

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

      In June 2003, our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval, and the underwriter defendants have opposed. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement is subject to a hearing on fairness and approval by the court overseeing the IPO litigations. We believe these claims are without merit and, if the settlement is not finalized, we intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

      We are defending two class action lawsuits, one filed in Allegheny County, Pennsylvania and the other in San Joaquin County, California, alleging, among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisements that plaintiffs assert we delivered to consumers. The actions seek, among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. In April 2004, the court in the California action entered an order dismissing several claims against us. We believe the claims in these cases are without merit and intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these litigations. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      The following provides information with respect to our purchases of our common stock during the third quarter of 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number of Shares	Approximate Dollar
	Total Number of		Purchased as Part of	Value that May Yet Be
	Shares	Average Price	Publicly Announced	Purchased under the
	Purchased	Per Share	Program	Program(1)

July 1 through July 31, 2004	4,192,800	$6.62	10,954,455	$11.1 million
August 1 through August 31, 2004	2,229,800	$4.97	13,184,255	$0
September 1 through September 30, 2004	—	—	—	$0
Total	6,422,600	$6.05	13,184,255	$0

(1)	In November 2003, the Board of Directors approved a $100 million stock repurchase program (the “Program”). All of our purchases of common stock during the third quarter were under the Program and during this period we completed the Program.

Item 6.	Exhibits

Number		Description

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLECLICK INC.

By:	/s/ CORY A. DOUGLAS

Cory A. Douglas
Vice President, Finance and Corporate Controller
(Chief Accounting Officer and
Duly Authorized Officer)

Date: November 9, 2004

EXHIBIT INDEX

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

* filed herewith.