Form 10-K
period 2004-12-31
DOUBLECLICK INC
filed 2005-03-16
CIK 1049480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
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
Common Stock $.001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $944,701,203 (based on the last reported sale price on the NASDAQ National Market on that date). As of March 14, 2005 there were 126,047,183 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

DOUBLECLICK INC.
2004 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management “believes”, “expects”, “could”, “may”, “estimates”, “will”, “anticipates”, “plans”, or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Annual Report on Form 10-K and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise. The forward-looking statements and risk factors discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions.
PART I

Item 1.	Business
      Overview: We are a leading provider of products and services used by advertising agencies, marketers and Web publishers to plan, execute and analyze their marketing programs. Combining technology and data expertise, our solutions help our customers optimize their advertising and marketing campaigns online and through direct mail. We offer a broad array of technology and data products and services to our customers to allow them to address the full range of the marketing processes, from pre-campaign planning and testing, to execution, measurement and campaign refinements.
      In 2004, we derived our revenues from two business units: TechSolutions and Data. Our TechSolutions business unit consists of our Ad Management, Marketing Automation and Performics divisions and our Data business unit consists of our Abacus and Data Management divisions.
      DoubleClick TechSolutions: DoubleClick TechSolutions offers advertising agencies, marketers and Web publishers industry-leading technology solutions for their marketing needs in an increasingly multi-channel world. In 2004, DoubleClick TechSolutions reported revenues of $196.3 million, an increase of 11.9% from 2003.
      Since the successful launch of our first technology product in 1997, DoubleClick TechSolutions has established a track record of innovation and reliability. Solutions offered by our Ad Management division primarily consist of the DART for Publishers Service, the DART for Advertisers Service and the DART Enterprise ad serving software product. Our Marketing Automation products and services consist of our email products and services based on our DARTmail Service and our Enterprise Marketing Solutions, or EMS, business consisting of our campaign management and marketing resource management products and services. Our Perfomics division offers search engine marketing and affiliate marketing solutions.
      During 2004, we introduced several new enhancements and features for our Ad Management and email products and services. In particular, we released a new version of our reporting systems for our Web-based Ad Management products and services to measure the performance of online campaigns, a new inventory management solution that gives Web publishers a more comprehensive picture of ad inventory across their network, and a new version of our media planning solution, MediaVisor. With respect to our email business, we introduced real time messaging that is designed to automatically deploy and deliver email messages in response to consumer action. In addition, we combined our campaign management and marketing resource management businesses into our Enterprise Marketing Solutions business to provide customers with a single platform to plan and manage their marketing activity across all channels.
      Our patented DART (Dynamic, Advertising, Reporting and Targeting) ad management technology is the platform for many of our TechSolutions products and services. The DART ad management technology is a sophisticated targeting, reporting and delivery tool, relied upon by our customers to measure campaign performance and provide dynamic ad space inventory management.

•	Ad Management Products and Services

•	DART for Publishers Service. Since January 1997, our DART for Publishers Service has provided Web publishers with a comprehensive solution for ad inventory management and ad targeting, delivery and reporting. Deploying the DART ad management technology through data centers all over the world, the DART for Publishers Service offers the scalability, reliability and design needed to deliver large volumes of ads.

•	DART for Advertisers Service. The DART for Advertisers Service, which also uses the DART ad management technology, is a Web-based application that enables advertisers and their agencies to increase their return on investment and to streamline the ad management process through analytical reporting. The DART for Advertisers Service offers campaign planning, management and optimization to allow advertisers and their agencies to simplify and control their online ad campaigns, understand their customers and act quickly on knowledge gained.

•	DART Enterprise Software. DART Enterprise is an online advertising and marketing management licensed software product for Web publishers and marketers. This ad serving software automates critical processes needed to run a successful online marketing business, including sophisticated inventory and order management, precision targeting, dynamic delivery, tracking and detailed campaign reporting.

•	Additional Ad Management Products and Services. We also offer DART Motif, which unites Macromedia Flash, a design authoring tool for rich media ads, with our Ad Management products, to reduce the steps and resources in the rich media advertising process. In addition, we offer MediaVisor, a Web-based workflow solution, that streamlines the entire media planning, buying and tracking process for agencies and advertisers.

•	Marketing Automation Products and Services

•	Email. Our suite of email technology products includes both the DARTmail Service, which is a Web-based application, and a software product that we license to customers. Our email products and services allow marketers and publishers to deliver personalized email communications to their customers for the purpose of building long-term, profitable relationships. We also offer a Strategic Services team that provides clients strategic and analytical consulting guidance and recommendations.

•	Enterprise Marketing Solutions. Our Enterprise Marketing Solutions include our marketing resource management and campaign management products and services. SmartPath marketing resource management, our MRM offering, is an enterprise application that helps marketers to plan, produce, execute and evaluate marketing programs. Ensemble, our campaign management offering, is an integrated software solution that helps customers to plan, execute and manage multi-channel and multi-type direct marketing campaigns.

•	Performics Products and Services

•	Search Engine Marketing Solution. Our search engine marketing products and services provide technology and support to customers to automate their paid placement, paid inclusion, comparison shopping listings and natural search optimization across multiple search providers.

•	Affiliate Marketing Solution. Our affiliate marketing products and services help marketers manage, track and report on their advertisements across multiple affiliate sites. In turn, this allows Web publishers to monetize inventory through sponsored links.
      Our TechSolutions offerings are backed worldwide by our Global Technical Services team, which offers service 24 hours a day, seven days a week. Through our Global Technical Services team, we provide our customers with a full range of support, from pre-sale technical design and architecture to post-sale implementation. We also provide comprehensive education and consulting services that help our customers maximize the value of our TechSolutions products and services. These consulting services include providing strategic guidance and recommendations, customizing and extending existing TechSolutions products and services, integrating our products and services into existing infrastructure and data assets and training employees to use our products and services more effectively.
      DoubleClick Data: DoubleClick Data, which consists of our Abacus and Data Management divisions, generated revenues of $105.3 million in 2004, an increase of 9.8% from 2003. Abacus revenues were up 2.5% over 2003 to $92.7 million. Revenues in 2004 include $12.6 million of revenue from our Data Management division, which we formed in June 2003 upon our acquisition of Computer Strategy Coordinators, Inc., a data management company.

•	Abacus Division
      Abacus is a leading provider of information products and services to the direct marketing industry. Abacus services help direct marketers, merchants and businesses to increase response rates and profits from their direct mail marketing campaigns. Abacus applies advanced statistical modeling techniques to cooperative databases of consumer and business purchasing behavior to help the Alliance members acquire and retain customers. Based on this data modeling, Abacus identifies those consumers or businesses most likely to purchase merchandise or services from specific catalogs. Alliance members use this data to reach identified consumers and businesses by direct mail. Abacus is a blind cooperative alliance and only those members of the Abacus Alliance that contribute transaction information into the Abacus Alliance database are entitled to the full range of Abacus services.
      Core Abacus Products. Abacus has been primarily a U.S. based merchant to consumer business. The Abacus Alliance databases offer a combination of transactional, geographic, demographic and behavioral profile data, enabling marketers to gain a better understanding of consumer behaviors and conduct more effective marketing campaigns. The key products and services offered to Abacus Alliance members in the U.S. include:

•	Acquisition Solutions. Our acquisition solutions provide customers with new prospect names ranked according to the likelihood that the consumer will respond to a particular direct marketing offer. The criteria for ranking include affinity, recency, frequency, time of year and dollar amount of catalog purchases. This service enables catalog companies to expand their business base and offset consumer attrition. In addition, we offer list optimization services that rank names on a direct mail list according to likelihood of response and enable the customer to identify and target the most likely buyers.

•	Retention Solutions. Abacus retention solutions allow customers to match Abacus Alliance data to their existing customer information and model the resulting information. This service offers our clients a ranking of the customers contained in a client’s housefile list according to their propensity to respond. This service also allows clients to select only optimal customers to mail, to reactivate older buyers, activate inquiries, suppress low performing names, cross-sell and replace marginal prospect lists at a lower cost.
      Business-to-Business Alliance. Abacus also maintains a Business-to-Business Alliance in the U.S. which has over one billion transactions and helps its members to improve their direct mail targeting and customer segmentation. The U.S. Business-to-Business Alliance allows its participants to leverage the combined breadth of member transactional data managed through a cooperative database. Unlike the Abacus core business-to-consumer Alliance, which focuses on consumer catalog purchase data, the Business-to-

Business Alliance is designed for directly marketed business-to-business products and services. In addition, in November 2004, we launched a Business-to-Business Alliance in the United Kingdom.
      Abacus International. Abacus maintains Alliance databases for direct marketers in the United Kingdom, Australia and Japan and recently launched Alliances in France and Canada. In addition, Abacus also maintains an Alliance database in Germany through a joint venture with AZ Direct GmbH, a subsidiary of Bertelsmann AG. Abacus international clients are provided products and services similar to those offered in the U.S.

•	Data Management Division
      Our Data Management division was formed in June 2003 following our acquisition of Computer Strategy Coordinators, Inc. This division offers direct marketers solutions for building and managing customer marketing databases, tools to plan, execute and measure multi-channel marketing campaigns, as well as list processing and data hygiene products and services. Our Data Management products and services enable clients to analyze their customer’s purchasing behavior and preferences to make better merchandising decisions and improve target marketing communications. These products and services can help direct marketers improve response rates to marketing campaigns, increase frequency with which customers make purchases, enhance the value of each order and improve customer loyalty over time. Data Management also offers a multi-channel measurement tool as well as strategic and analytical services.
      See Note 16 to the Consolidated Financial Statements for revenues and operating income (loss) attributable to our segments and revenues and long-lived asset information by geographic region.
Technology Infrastructure
      Our technology infrastructure and operations are built to deliver high availability, performance, security and scalability. We built our systems environment with multiple layers of redundancy to help us meet or exceed any service level agreements with our customers. We utilize multiple hosting and Internet service provider partners to maximize redundancy and diversity.
      Our systems management tools are designed to switch traffic from one server to another, one data center to another and from one Internet service provider to another seamlessly and efficiently. We have built in horizontal scaling capabilities where appropriate to help achieve increased scalability of our systems. At the same time, the design helps us to minimize the impact of the problems if they occur.
      We have implemented tight change management processes to help ensure the integrity of the production environment. We emphasize the quality of service to our customers by employing internal as well as external monitoring capabilities. We also provide 24 hour, seven days a week monitoring for our internal technology environment and a problem resolution process and escalation steps to handle problems we may encounter while monitoring.
Sales and Marketing

North America
      We sell our products and services in the United States through a sales and marketing organization that consisted of 506 employees as of December 31, 2004. These employees are located at our headquarters in New York and also are based in other North American cities, primarily in Broomfield, Colorado, Chicago, Illinois, Thornton, Colorado, Toronto, Canada and San Mateo, California. We generally organize the sales force for our Ad Management and Marketing Automation products and services into two teams, one focused on agency and Web publisher customer products and services and one focused on our marketer customer products and services. In addition, our Performics division has a separate sales force primarily focused on selling its products and services.
      Our sales force for our Abacus products and services is generally organized into four teams, one dedicated to the multi-channel retail, or business-to-consumer, segment, another dedicated to the business-to-business segment and a third dedicated to the retail segment, each of which focuses on selling Abacus and other

DoubleClick products and services to existing customers. A fourth team is dedicated to business development with new customers. Our Data Management division is generally organized into two teams. One team is focused on selling its products and services to new and existing customers as well as other DoubleClick products and services, in particular our Marketing Automation products and services. Another team is dedicated to the not-for-profit/publishing vertical that focuses on new business development and account management for new and existing customers.
      We conduct comprehensive marketing programs and support our direct sales efforts to actively promote the DoubleClick brand. These programs include public relations, online advertisements, print advertisements, Web advertising seminars, trade shows and ongoing customer communications programs.

International
      Our European operations are based out of our Irish subsidiary located in Dublin, Ireland. Our Asian operations are run through our branch office in Hong Kong. We sell most of our TechSolutions products and services through our directly and indirectly owned subsidiaries primarily located in Australia, China, France, Germany, Hong Kong, Ireland, Spain and the United Kingdom. In Japan, our technology products and services are sold through DoubleClick Japan, of which we own approximately 15% of the outstanding shares. We operate the international DoubleClick Data business through indirect wholly owned subsidiaries located in the United Kingdom, Japan, Australia and France and through a joint venture located in Germany of which we have a 50% interest. Our international sales and marketing organization consisted of 118 employees as of December 31, 2004. Please see our discussion of the risks relating to our international operations under “Risk Factors” beginning on page 9.
      See Note 16 to the Consolidated Financial Statements for revenues and long-lived asset information by geographic region.
Corporate History
      We were incorporated in Delaware on January 23, 1996 as DoubleClick Incorporated, and changed our name to DoubleClick Inc. on May 14, 1996.
      We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 450 Fifth Street, NW, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.
      Our Internet address is www.doubleclick.com. We make available free of charge on our Internet Web Site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Competition
      The market for marketing technology and data products and services is very competitive. We expect this competitive environment to continue in several of our businesses due to low barriers to entry. Competition may also increase as a result of industry consolidation or the establishment of cooperative relationships among parties.

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
      TechSolutions’ Ad Management products and services compete with providers of outsourced ad management services, ad serving software and related services for the delivery of Web ads for advertising agencies, marketers and Web publishers as well as inhouse solutions. We also compete indirectly with providers of other solutions for online advertising, such as providers of paid search services.
      Within Marketing Automation, our email delivery products and services compete with other providers of email delivery and inhouse solutions, including providers of email delivery software and related services. We also face competition from providers of enterprise software solutions for online and offline campaign management as well as companies that facilitate marketing automation. In addition, our Perfomics division competes with companies that provide either performance based marketing services or other technology solutions.
      Data, through the Abacus division, competes with a broad range of companies that provide information products and marketing research services to the direct marketing industry. Data also competes with direct marketing list providers, data aggregation companies and providers of database marketing services.
      We also face competition from large marketing services providers, including service bureau solutions, that may offer competing products and services as an extension of their other offerings and, therefore, may provide customers with a more integrated enterprise solution set. In addition, we compete with point solution providers that may offer expertise in a particular segment or solutions within a specialized market, including providers of online advertising and email products and services.
Privacy and Data Protection
      We continue to be a leader in promoting consumers’ privacy and understanding the technologies that our clients, marketers, advertising agencies and data companies use to communicate with their existing customers and to acquire new customers. Our Chief Privacy Officer leads our privacy and data protection efforts. Our privacy team focuses on ensuring that we are effectively implementing our privacy policies and procedures and works with our clients to institute and improve their privacy procedures, while helping them to educate their customers about the privacy issues applicable to them. In addition, our privacy team actively participates in a number of industry privacy organizations.
Seasonality and Cyclicality
      We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our Ad Management business. We believe that our email technology business may experience seasonal patterns similar to those of the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues later in the year. Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising. Online advertising as well as the demand for performance based marketing services has, in the past, peaked during the fourth quarter holiday season, which affects our Performics and other TechSolutions businesses. The direct marketing industry generally compiles more customer data in the third calendar quarter, which directly affects our Abacus business. Expenditures by direct marketers and advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. If these patterns continue our revenue may be affected by these fluctuations. Our revenue has in the past and may in the future be materially affected by a decline in the economic prospects of our customers or in the economy or our industry in general, which could alter our current or prospective customers’ spending priorities or budget cycles or extend our sales cycle.
Proprietary Rights
      Our success and ability to effectively compete are substantially dependent on the protection of our proprietary technologies and our other intellectual property, which we protect through a combination of patent, trademark, copyright, trade secret, unfair competition and contract law. In September 1999, the
U.S. Patent and Trademark Office issued to us a patent that covers our DART ad management technology. The term for this patent expires in October 2016. We own other patents, and have patent applications pending, for some of our technology and related products and services.
      We also have rights in the trademarks and service marks that we use to market our products and services. These marks include, among others, DOUBLECLICK®, DART®, DARTMAIL® and ABACUSsm. We have applied to register our trademarks in the United States and internationally. We have received registrations for the marks DOUBLECLICK®, DART®, DARTMAIL® and the Abacus logo and have applied for registrations of others. We cannot assure you that any of our current or future patent applications or trademark or service mark applications will be approved. In addition, we have licensed, and may license in the future, our trademarks, trade dress and similar proprietary rights to third parties.
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
Product Development
      During the years ended December 31, 2004, 2003 and 2002, product development expenses were $46.5 million, $39.2 million and $39.8 million, respectively. Those amounts represented 15.4%, 14.4%, and 13.3%, respectively, of revenue in each of those years.
EMPLOYEES
      As of December 31, 2004, we employed 1,541 persons, including 624 in sales and marketing, 339 in engineering and product development, 405 in technology operations, customer support and consulting, and 173 in general administration. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.
RISK FACTORS
      The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

Risks Relating to our Company and our Business

Our review of strategic options may not be successful and the outcome of this process is uncertain.
      On October 31, 2004, we announced that we had retained Lazard Frères & Co. to explore strategic options for the business in order to achieve greater shareholder value, including a sale of part or all of our businesses, recapitalization, extraordinary dividend, share repurchase or a spin-off. We are uncertain as to what impact any particular strategic option may have on our operating results or stock price if accomplished or whether any transaction will even occur as a result of this review. Other uncertainties and risks relating to our review of strategic options include:

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

We have a limited operating history in some of our businesses and our future financial results may fluctuate, which may cause our stock price to decline.
      We have a limited operating history with respect to some of our businesses. An investor in our common stock must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving industries, including companies that provide marketing technology and data products and services. Our risks include the ability to:

•	achieve expected revenue rates or earnings;

•	manage our operations;

•	compete effectively in the marketplace;

•	develop and introduce new products and services;

•	continue to develop, upgrade and integrate our products and services;

•	attract, retain and motivate qualified personnel;

•	maintain our current, and develop new, relationships with marketers, Web publishers and advertising agencies; and

•	anticipate and adapt to changing industry conditions.
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

We have had a history of losses and may have losses at times in the future.
      Prior to 2003, we incurred net losses each year since inception, including net losses of $117.9 million and $265.8 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2004 our accumulated deficit was $612 million. Prior to 2003, we did not achieve profitability on an annual basis and we may incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures, which may include obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities, in particular with respect to our facility in London, England where the office space is currently sublet for only a portion of the remaining lease term. As a result of our expenditures, we will need to generate significant revenue to achieve profitability. Even if we do continue to achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.

A decrease in expenditures by marketers, Web publishers and advertising agencies or a downturn in the economy could cause our revenues to decline significantly in any given period.
      We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenue from products and services we provide to marketers, Web publishers and advertising agencies. Expenditures by marketers and advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. In addition, the market for online advertising has been characterized by declining prices for advertisements and advertising spending across traditional media, as well as the Internet, has fluctuated over the past few years. In addition, from time to time, we have experienced an increased risk of uncollectible receivables from customers and the reduction of marketing and advertising budgets, especially for online advertising and our contracts have been, at times, subject to reduction, renegotiation and cancellation. We cannot assure you that expenditures by direct marketers and advertisers will not decline in any given period.
      The number of ad impressions and emails delivered by DoubleClick TechSolutions has, at times in the past, declined and may in the future decline or fail to grow, which would adversely affect our revenues. In addition, the prices that DoubleClick TechSolutions can charge for its Ad Management products and services has declined in recent years, and if these declines continue, it may adversely affect our revenues. In addition, a decline in the economic prospects of marketers or the economy in general would also adversely impact the revenue outlook for our Marketing Automation business and our search engine marketing and affiliate marketing businesses. DoubleClick Data, which provides products and services to direct marketers, may face similar pressures. Some direct marketers may respond to economic downturns by reducing the number of catalogs mailed, thereby possibly reducing the demand for DoubleClick Data’s services, or by seeking price reductions for our products and services. If direct marketing activities fail to grow or decline, our revenues could be adversely affected.
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

Disruption of our services due to unanticipated problems or system failures could harm our business.
      Some of our TechSolutions and Data technologies reside in our data centers in multiple locations in the United States and abroad. Continued and uninterrupted performance of our technology is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer or our ability to deliver a customer’s online marketing campaign. Sustained or repeated system failures would reduce the attractiveness of our products and services to our customers and could result in contract terminations or fee rebates or credits, thereby reducing revenue, or could result in damages from claims or litigation. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising or emails delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.
      Our operations are dependent on our ability to protect our computer systems against damage from natural disasters, fire, power loss, water damage, telecommunications failures, vandalism, computer viruses, unauthorized access to, or attacks on, our systems, and other malicious acts, and similar adverse events. In addition, interruptions in our products or services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our products and services. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts, delays or destroys our operations. Some of our data centers are located at facilities provided by third parties and if these parties are unable to adequately protect our data centers, our business, results of operations and financial condition could be materially and adversely affected.

We do not have multi-year agreements or minimum usage requirements with many of our customers and may be unable to retain customers, attract new customers or replace departing customers with customers that can provide comparable revenues.
      Many of our contracts with our customers are short-term and do not contain minimum usage commitments. We cannot assure you that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenues. Further, we cannot assure you that our customers will continue to generate consistent amounts of revenues over time. Our failure to develop and sustain long-term relationships with our customers would materially and adversely affect our results of operations.

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
      A significant part of our business model involves generating revenue by providing marketing technology and data products and services to marketers, Web publishers and advertising agencies. The long term profit potential for our business model has not yet been proven. The profitability of our business model is subject to external and internal factors and our revenue outlook is sensitive to downturns in the economy, including declines in advertising and marketing budgets. The profit potential of our business model is also subject to the acceptance of our products and services by marketers, Web publishers and advertising agencies. Intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace existing techniques, or may feel that our offerings fall short of their needs. If these outcomes occur, it could have an adverse effect on the profit potential of our business model.

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
      We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

•	the features, performance, price and reliability of products and services offered either by us or our competitors;

•	the launch timing and market success of products and services developed either by us or our competitors;

•	our ability to adapt, integrate and scale our products and services, and to develop and introduce new products and services and enhancements to existing products and services that respond to market needs;

•	our ability to adapt to evolving technology and industry standards;

•	our customer service and support efforts;

•	our sales and marketing efforts; and

•	the relative impact of general economic and industry conditions on either us or our competitors.
      Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than do we. These factors could allow them to compete more effectively than we can, including devoting greater resources to the development, promotion and sale of their products and services, engaging in more extensive research and development, undertaking more far-reaching marketing campaigns, adopting more aggressive pricing policies and making more attractive offers to existing and potential employees, strategic partners, marketers, Web publishers and advertising agencies.
      We cannot assure you that our competitors will not develop products or services that are equal or superior to our products and services or that achieve greater acceptance than our products and services. In addition, current and potential competitors have or may merge or have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective marketer, Web publisher and advertising agency customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We also face competition from point solution providers that may offer expertise in a particular segment or solutions within a specialized market, including providers of online advertising and email products and services. Increased competition may result in price reductions, reduced gross profits and loss of market share. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations or financial condition.

Our quarterly operating results are subject to significant fluctuations and you should not rely on them as an indication of future operating performance.
      Our revenue and results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	marketer, Web publisher and advertising agency demand for our products and services;

•	spending decisions by our customers and prospective customers;

•	downward pricing pressures from current and potential customers and competitors for our products and services;

•	Internet traffic levels;

•	number and size of ad units per page on our customers’ Web sites;

•	the timing and cost of new products or services by us or our competitors;

•	variations in the levels of capital, operating expenditures and other costs relating to our operations;

•	the size and timing of significant pre-tax charges, including for goodwill impairment and the write-down of assets and restructuring charges and credits, such as those relating to idle or excess facilities and severance;

•	costs related to any acquisitions or dispositions of technologies or businesses;

•	general seasonal and cyclical fluctuations; and

•	general economic, political and industry conditions.

We may not be able to manage our operational spending properly which could adversely impact our business, results of operations and financial condition.
      We may not be able to adjust spending quickly enough to offset any unexpected revenue shortfall. Our expenses primarily include upgrading and enhancing our ad management and email delivery technology, expanding our product and service offerings, marketing and supporting our products and services and supporting our sales and marketing operations. If we have a shortfall in revenue in relation to our expenses, or if our expenses exceed our expectations, then our business, results of operations and financial condition could be materially and adversely affected.

Seasonal trends may cause our operating results to fluctuate.
      Our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our Ad Management business. Further, Internet traffic typically drops during the summer months, which reduces the amount of online advertising. The direct marketing industry generally uses our Abacus services more in the third calendar quarter based on plans for holiday season mailings, which directly affects our Data business. The email technology business may experience seasonal patterns similar to the traditional direct marketing industry, which typically generates lower revenues earlier in the calendar year and higher revenues later in the year. In addition, online advertising and the demand for performance based marketing services provided by our Performics division has, in the past, peaked during the fourth quarter holiday season. As a result, we believe that period-to-period comparisons of our results of operations may not be indicators of future performance.

We may not manage the integration of acquired companies successfully or achieve desired results.
      As a part of our business strategy, we have in the past entered into, and could in the future enter into, business combinations and acquisitions. Business combinations and acquisitions are accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to technology and other integration;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of the integration of new management personnel;

•	the inability to develop new products and services that combine our knowledge and resources and our acquired businesses or the failure for a demand to develop for the combined company’s new products and services;

•	potential failure to achieve additional sales and enhance our customer base through cross-marketing of the combined company’s products to new and existing customers;

•	potential litigation resulting from our business combinations or acquisition activities; and

•	potential unknown liabilities associated with the acquired businesses.
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

We depend on third-party Internet, telecommunications and technology providers for key aspects in the provision of our products and services and any failure or interruption in the products and services that third parties provide could disrupt our business.
      We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, as well as providers of technology solutions, including software developed by third party vendors, in delivering our products and services. In addition, we use third party vendors to assist with product development, campaign deployment and support services for some of our products and services. These companies may not continue to provide services or software to us without disruptions in service, at the current cost or at all. Our Abacus division depends on data modeling software licensed from SAS Institute Inc. We do not maintain a long term agreement with this vendor and rely, in large measure, upon our relationship with them.
      If the products and services provided by these third-party vendors are disrupted or not properly supported, our ability to provide our products and services would be adversely impacted. In addition, any financial or other difficulties our third party providers face may have negative effects on our business, the nature and extent of which we cannot predict. While we believe our business relationships with our key vendors are good, a material adverse impact on our business would occur if a supply or license agreement with a key vendor is materially revised, is not renewed or is terminated, or the supply of products or services were insufficient or interrupted. The costs associated with any transition to a new service provider could be substantial, require us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider and disrupt the services we provide to our customers. This process could be both expensive and time consuming and could damage our relationships with customers.
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
      Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. We do not have employment agreements with these executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. While we entered into retention agreements with our key employees, including each of our named executive officers, in late 2004, there can be no assurances that the retention agreements will provide adequate incentives to retain these employees. There is competition for qualified employees in our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future, including as a result of our review of strategic options.
      We have from time to time in the past experienced, and we expect to continue to experience from time to time in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for certain positions.

Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which will increase our compensation costs and may cause us to change our business practices.
      We prepare our financial statements to conform with GAAP in the United States of America. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options as a component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board issued a final standard that requires us to record a charge to earnings for the fair value of employee stock option grants. This standard will be effective for interim and annual periods beginning after June 15, 2005. We could adopt the standard in one of two ways — the modified prospective transition method or the modified retrospective transition method, and we have not concluded how we will adopt the new standard. In addition, regulations implemented by The Nasdaq National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We will, as a result of these changes, incur increased compensation costs, which could be material and we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees.

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
      Our future success depends in part upon our ability to enhance and integrate our existing products and to introduce new, competitively priced products and solutions with features that meet evolving customer requirements, all in a timely and cost-effective manner. A number of factors, including the following, could have a negative impact on the success of our products and services:

•	delays or difficulties in product acquisition, integration, customization or development;

•	our competitors’ introduction of new products ahead of our new products, or their introduction of superior or cheaper products;

•	our customers’ development of inhouse solutions that could eliminate the need for our products and services; and

•	our failure to anticipate changes in customers’ requirements.
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
      In September 1999, the U.S. Patent and Trademark Office issued to us a patent that covers our DART ad serving and ad management technology. We are currently seeking reissue of this patent, which would limit the scope of the existing patent, and this reissue proceeding is pending before the U.S. Patent and Trademark Office. The patent examiner has rejected our reissue application and we are currently appealing this rejection. We cannot assure you that this patent will be reissued. If our patent is not reissued it could have a material and adverse effect on our business, financial condition and results of operations. We own other patents, and have patent applications pending for some of our other technology. We cannot assure you that the patent applications that we have filed in the United States and internationally will be issued or that patents issued or acquired by us now or in the future will be valid and enforceable or provide us with any meaningful protection.
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
      We have operations in a number of countries and have limited experience in developing localized versions of our products and services and in marketing, selling and distributing our products and services internationally. We sell most of our TechSolutions products and services through our directly and indirectly owned subsidiaries primarily located in Australia, Canada, China, France, Germany, Hong Kong, Ireland, Spain and the United Kingdom. In Japan, we sell our technology products and services through DoubleClick Japan, of which we own approximately 15%. In addition, we develop and provide support for some of our technology products and services in Canada, Europe and Asia. We also operate the DoubleClick Data business in the United Kingdom, Japan, Australia, Canada, France and, through a joint venture, in Germany.
      Our international operations are subject to other inherent risks, including:

•	the high cost of maintaining international operations;

•	uncertain demand for our products and services;

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	more restrictive data protection regulation, which may vary by country;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	difficulties and costs of staffing, monitoring and managing foreign operations;

•	cultural differences in the conduct of business;

•	political and economic instability;

•	fluctuations in currency exchange rates; and

•	seasonal fluctuations in Internet usage and marketing and advertising spending.
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

Our customers could experience unfavorable business conditions that could adversely affect our business.
      Some of our customers have experienced, from time to time, difficulty raising capital and supporting their current operations and implementing their business plans, or may be anticipating such difficulties and, therefore, may elect to scale back the resources they devote to marketing in general and our offerings in particular. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current business environment for our customers worsens, our business, results of operations and financial condition could be materially adversely affected.

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
      As of December 31, 2004, we had 125,699,982 shares of common stock outstanding, excluding 20,297,263 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce the market value for our common stock.
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
      In addition, the U.S. and many foreign countries have adopted laws that restrict the transmission of unsolicited commercial email. U.S. law requires senders of commercial electronic mail messages to, among other things, identify their messages as advertisements or solicitations and provide recipients a mechanism to decline (opt out of) future commercial email from the sender. The Federal Trade Commission is authorized to regulate commercial email and may impose additional measures such as labeling requirements or a national “Do Not E-Mail” registry. The Federal Communications Commission is authorized to regulate commercial messages sent specifically to wireless devices and has adopted rules requiring senders to obtain the express prior authorization of the addressee before sending such messages. Other countries, including the countries of the European Union, either require, or may in the future require, senders to obtain recipients’ direct affirmative consent before sending commercial email messages. Although our email delivery is consent-based, we may be subjected to increased liabilities and may be required to change our current email practices in ways that make email communications less effective or more costly.
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
      Future laws and regulations could also have a material adverse effect on our business. In particular, new consumer protection requirements could impose significant, unanticipated compliance costs and could make it inefficient or infeasible to operate certain parts of our business. Governments in the U.S. and other countries are considering new limitations and/ or requirements with respect to the collection, use, storage and disclosure of personal information for marketing purposes. The U.S. Congress and several U.S. states are presently considering legislation that, if enacted into law, could impose substantial restrictions, including consumer notice and consent requirements, on our use of ad serving cookies and other online tracking technologies and our client’s use of marketing data. Any legislation enacted or regulation issued could dampen the growth and acceptance of our industry in general and of our offerings in particular and could have a material adverse effect on our business, financial condition and results of operations. We are unable to predict whether any particular proposal will pass, or the nature of the limitations that may be imposed.
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
      Our success depends, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security and timely development of enabling products. We cannot assure you that the Web infrastructure will effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Furthermore, the Web has experienced unexpected interruptions and delays caused by system failures and computer viruses and attacks. These interruptions and delays could impact user traffic and the advertising agencies, marketers and Web publishers using our products and services. In addition, a lack of security over the Internet may cause Internet usage to decline and could adversely impact our business, financial condition and results of operations.

The lack of appropriate measurement standards or tools may cause us to lose customers or prevent us from charging a sufficient amount for our products and services.
      Because many online marketing technology and data products and services remain relatively new disciplines, there is often no generally accepted methods or tools for measuring the efficacy of online marketing and advertising as there are for advertising in television, radio, cable and print. Therefore, many advertisers may be reluctant to spend sizable portions of their budget on online marketing and advertising until there exist more widely accepted methods and tools that measure the efficacy of their campaigns. In addition, direct marketers are often unable to accurately measure campaign performance across all response channels or identify which of their marketing methodologies are driving customers to make purchases. Therefore, our Data customers may not be able to assess the effectiveness of our products and services and as a result, we could lose customers, fail to attract new customers or existing customer could reduce their use of our Data products and services.
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
      Our principal executive offices are currently located in a leased facility in New York, New York. We lease office space in Broomfield, Colorado, which was the headquarters for Abacus before it was acquired by us and is now primarily used by DoubleClick Data. We also lease office space in Louisville, Colorado, which space was the headquarters of MessageMedia, Inc. before it was acquired by us, and in London, England, which space was used by our TechSolutions and Media businesses until we fully vacated the space in 2002.
      We own property in Thornton, Colorado consisting of approximately 110,000 square feet, which is primarily used by our DoubleClick TechSolutions and DoubleClick Data business units and serves as our primary data center.
      A summary of our significant leased office facilities is as follows:

	Approximate
	Number of
	Square Feet	Expiration
Location	Leased	of Lease

New York, New York (headquarters)	75,000	June 2018
Broomfield, Colorado(1)	105,000	April 2006
Louisville, Colorado(1)	75,000	October 2010
London, England(2)	65,000	August 2011

(1)	We currently occupy most of the Broomfield facility and do not occupy the Louisville facility. The Louisville office space is currently sublet, but our obligations under the primary lease exceed the income we are expected to receive from the subtenant. The remaining obligations under the Louisville lease are approximately $10 million, assuming that we do not receive any sublease income during the lease term.

(2)	We do not currently occupy the London facility. This office space is currently sublet, however, some of this office space is being sublet for a period less than the remaining lease term and our subtenants have the right to terminate their subleases at times in the future. Our total remaining obligation under this lease is approximately $44 million, assuming that we do not receive any sublease income during the lease term. We cannot assure you that we will not incur additional expenses relating to this facility.
      Periodically, we evaluate the expenses likely to be incurred for our facilities, and where appropriate, have taken restructuring charges with respect to these expenses. Our restructuring reserves as of December 31, 2004 include the excess of future lease commitments over the estimated sublease income associated with our facilities in London and Louisville. Our London reserve is based on our estimate of future sublease income relative to the total remaining obligation and was determined based on the weighted probability of various sublease scenarios. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities. For future minimum lease payments and sub rental income see Note 15 to the Consolidated Financial Statements.
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
      In June 2003, our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.
      We are defending a class action lawsuit filed in September 2003 in the Court of Common Pleas in Allegheny County, Pennsylvania, and had been defending another class action lawsuit filed in January 2004 in the Superior Court for the State of California in San Joaquin County, California. Both cases allege, among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisements that plaintiffs assert we delivered to consumers, and seek, among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. In April 2004, the court in the California action entered an order dismissing several claims against us. The parties have since entered into a settlement agreement dismissing with prejudice the case on behalf of the named plaintiffs only and dismissing without prejudice all other class claims. Under the terms of the settlement of the California case we are not required to make any payments and no restraints are imposed on our business practices. The settlement of the California case was approved by the court on January 27, 2005. We believe the claims in the Pennsylvania case are without merit and intend to defend this action vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of our security holders during the fourth quarter of 2004.

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

	High	Low

2004:
Fourth Quarter	$8.28	$5.86
Third Quarter	7.84	4.52
Second Quarter	12.81	7.65
First Quarter	12.23	10.10
2003:
Fourth Quarter	$12.30	$7.71
Third Quarter	13.00	9.04
Second Quarter	11.00	7.10
First Quarter	8.47	5.70
      On December 31, 2004, the last sale price of our common stock reported by the Nasdaq National Market was $7.78 per share. On March 11, 2005, the last sale price of our common stock reported by the Nasdaq National Market was $7.91 per share. As of March 11, 2005, we had approximately 978 holders of record of our common stock.
Dividend Policy
      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, and do not expect to pay any cash dividends for the foreseeable future.

Item 6.	Selected Financial Data
      The selected consolidated financial data set forth below with respect to our Consolidated Statement of Operations for each of the years ended December 31, 2004, 2003 and 2002 and with respect to our Consolidated Balance Sheets as of December 31, 2004 and 2003 has been derived from the audited financial statements which are included elsewhere herein. The selected consolidated data set forth with respect to our Consolidated Statement of Operations for each of the periods ended December 31, 2001 and 2000 and with respect to our Consolidated Balance Sheet as of December 31, 2002, 2001, and 2000 are derived from our financial statements which are not included herein. The selected financial data set forth below should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$301,623	$271,337	$300,198	$405,647	$505,611
Impairment of goodwill and intangible assets	5,592	—	47,077	72,103	49,371
Restructuring charges (credits), net	(4,514)	(9,092)	98,385	84,167	2,389
Income (loss) from operations	22,006	12,851	(154,780)	(283,419)	(189,117)
Income (loss) before income taxes	40,717	17,957	(115,645)	(263,271)	(155,131)
Net income (loss)	37,510	16,918	(117,890)	(265,828)	(155,981)
Basic net income (loss) per share	$0.29	$0.12	$(0.87)	$(2.02)	$(1.29)
Diluted net income (loss) per share	$0.26	$0.11	$(0.87)	$(2.02)	$(1.29)
Weighted average shares used in basic per share calculation	131,159	137,074	135,840	131,622	121,278
Weighted average shares used in diluted per share calculation	144,178	150,345	135,840	131,622	121,278

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital	$385,029	$345,170	$369,373	$406,640	$562,510
Total assets	841,429	877,897	976,907	1,138,353	1,298,543
Convertible subordinated notes and other long term obligations(1)	155,570	162,046	229,399	266,114	265,609
Total stockholders’ equity	580,364	640,347	610,562	703,323	817,057

(1)	In June 2003, we issued $135.0 million principal amount of Zero Coupon Convertible Subordinated Notes due 2023. These proceeds, together with existing cash, were used to redeem in July 2003 the remaining $154.8 million principal amount of our outstanding 4.75% Convertible Subordinated Notes due 2006. (See Note 9 to the Consolidated Financial Statements)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
      This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management “believes”, “expects”, “could”, “may”, “estimates”, “will,” “anticipates”, “plans” or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Annual Report on Form 10-K and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise. The forward looking statements and risk factors discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions.
Overview
      We provide technology and data products and services that advertising agencies, marketers and Web publishers use to optimize their marketing programs and efficiently reach their customers. We derive revenues from two business segments: DoubleClick TechSolutions, which we refer to as our TechSolutions segment, and DoubleClick Data, which we refer to as our Data segment.
      DoubleClick TechSolutions. TechSolutions includes products and services from our Ad Management, Marketing Automation and Performics divisions. Our Ad Management products and services primarily consist of our DART for Publishers Service, DART for Advertisers Service and DART Enterprise ad serving product. Our Marketing Automation products and services primarily consist of our email products based on our DARTmail Service and our Enterprise Marketing Solutions, or EMS, business which consists of our campaign management and marketing resource management, or MRM, products. Following the acquisition of Performics Inc. in June 2004, we created a third division within TechSolutions which offers search engine marketing and affiliate marketing solutions. We generate our TechSolutions revenue primarily from the delivery of advertising impressions and emails, the sale and the installation of our licensed software products as well as when transactions are generated through the use of our Performics products.
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

Critical Accounting Policies and Significant Estimates
      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions, which management believes to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Variances in the estimates or assumptions used could yield materially different accounting results. Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements.

Restructuring estimates
      Our restructuring reserves as of December 31, 2004 were approximately $17.4 million, and consisted primarily of reserves for our facilities in London, England and Louisville, Colorado. The restructuring accrual associated with our facilities represents the excess of future lease commitments over estimated sublease income in locations where we have excess or idle space. In most cases, subleases have been signed for the entire term of these leases and our estimate of sublease income is based on the agreed upon sublease rates. In facilities for which we do not have a sublease signed for the entire term of the lease, sublease assumptions are made with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. The most material estimate is associated with our facility in London where the office space is currently sublet for only a portion of the remaining lease term. The total remaining obligation for this facility is approximately $43.6 million. Our London reserve is based on our estimate of future sublease income relative to the total remaining obligation and was determined based on the weighted probability of various future sublease scenarios. These scenarios resulted in a weighted average sublease rate where for each $1.00 change in this assumption, additional restructuring charges or credits of approximately $0.3 million would be required. If market conditions or other circumstances change, this information may be updated and additional charges or credits may be required.

Valuation of goodwill and other intangible assets
      We evaluate our goodwill for impairment annually, as well as when an event triggering impairment may have occurred. We have elected to perform our annual impairment analysis during the fourth quarter of each fiscal year as of October 1st. In accordance with Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we utilize a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.
      When it is determined that the carrying value of goodwill may be impaired, management measures impairment based on projected discounted cash flows, recent transactions involving similar businesses and price/revenue multiples at which they were bought and sold and price/revenue multiples of competitors.
      We assess the recoverability of intangible assets held and used whenever events or changes in circumstances indicate that future cash flows, undiscounted and without interest charges, expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of an intangible asset, an impairment loss is recognized to reduce the carrying value of the intangible asset to its estimated fair value. Intangible assets include patents, trademarks, customer relationships, purchased technology and a covenant not to compete.
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
      During the fourth quarter of 2004, we performed our annual impairment test on our email, Performics and EMS reporting units to determine if the goodwill associated with these reporting units was impaired. Based on the results of the projected discounted cash flows as well as price/revenue multiples of competitors, the fair value of our reporting units were determined to be in excess of their carrying values, and, accordingly, no impairment charges were required. If our forecasts and market multiples were significantly lower, impairment charges might have been required.

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

Retention payments
      On October 31, 2004, we announced that we retained Lazard Freres & Co. to explore strategic options for the business to achieve greater shareholder value. In connection with this initiative, we entered into retention agreements with key employees, including each of our named executive officers, as disclosed in our Current Report on Form 8-K filed with the SEC on December 13, 2004. Under the terms of the retention agreements, the employees are entitled to receive a retention bonus if they remain continuously employed through April 30, 2005 and a second retention bonus if the employee remains continuously employed through January 31, 2006. Payment of these retention bonuses will accelerate in full if we terminate the employment of the employee without cause or if the employee terminates his or her employment for good reason prior to January 31, 2006. Additionally, if, while an employee is employed by us, we complete the sale of our TechSolutions or Data business segment, payment of the first retention bonus and half of the second retention bonus will accelerate for the employees of the applicable business segment, except for the President of Data, whose retention bonuses will accelerate in full.
      We record compensation expense ratably over the service period of each retention bonus. The service period of the first and second retention bonuses are approximately five and fourteen months, respectively. If the payment of these retention bonuses accelerates, the remaining unamortized expense will be recorded in the period such termination is made and/or sale is consummated. Aggregate future payments in connection with these retention bonuses may range up to $4.3 million, excluding potential tax gross-up payments under the agreements.

Deferred tax assets
      Pursuant to SFAS 109, we record a valuation allowance to the extent realization of our net deferred tax asset is not more likely than not. For the years ended December 31, 2004 and 2003, we maintained a valuation allowance of approximately $283.2 and $306.5 million, respectively, against certain deferred tax assets that we believe, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, are not more likely than not expected to be realized. We believe that our cumulative earnings deficit during the latest three-year period coupled with uncertainty surrounding the Company’s future profitability provide substantial negative evidence regarding the eventual realizability of our deferred tax assets. In addition, the outcome of our review of strategic options could have a material impact on our financial position and future operating profit, enhancing the uncertainty surrounding the realizability of our net deferred tax assets. Continued improvement in our profitability coupled with favorable clarity regarding our future financial position once the review of our strategic options is concluded could impact our determination as to whether a reduction, in whole or part, of the valuation allowance is necessary in the future. Such a conclusion to reverse the valuation allowance, in whole or part, could be reached during the calendar year ending December 31, 2005. Should such a reversal occur, the associated reduction to the valuation allowance would be recorded, in whole or part, as a reduction to income tax expense and/or a reduction to goodwill and/or an increase to additional paid-in capital.

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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, referred to as FASB, issued SFAS No. 123R, “Share-Based Payment”, known as SFAS 123R, which replaces SFAS No. 123, and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for periods beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We will adopt SFAS 123R as of July 1, 2005; however, we have not yet determined which of the adoption methods we will use. Based on stock options granted to employees through December 31, 2004, we expect that the adoption of SFAS 123R on July 1, 2005 will reduce both third quarter 2005 and fourth quarter 2005 net income by approximately $4.0 million or $0.03 per diluted share.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006 and is not expected to have a material effect on our Consolidated Financial Statements.
      In November 2004, the Emerging Issues Task Force, referred to as EITF, reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations”, known as EITF 03-13. EITF 03-13 provides guidance for evaluating whether the criteria in paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, have been met for classifying as a discontinued operation a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of SFAS No. 144 requires that cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 defines which cash flows are relevant for assessing whether cash flows have been eliminated and it provides a framework for evaluating what types of ongoing involvement constitute significant continuing involvement. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 may have a material impact on our financial position or results of operations in 2005 depending on the outcome of our review of strategic options.
      In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”, known as EITF 04-10. EITF 04-10 clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated under paragraph 19 only if aggregation is consistent with the objective and basic principle of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The FASB staff is currently working on a FASB Staff Position, known as FSP, to provide guidance in determining whether two or more operating segments have similar economic characteristics. The effective date of EITF 04-10 has been delayed in order to coincide with the effective date of the anticipated FSP. We do not foresee any significant changes in the reporting practices used to report our segment information.
      On September 30, 2004, the EITF confirmed their tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, known as EITF 04-8. EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and requires restatement of prior period earnings per share amounts. We adopted EITF 04-8 during the fourth quarter of 2004 and have restated prior period earnings per share amounts and presented 2004 earnings per share amounts based on the requirements of EITF 04-8. In 2004 and 2003, diluted earnings per share amounts reflect our Zero Coupon Convertible Subordinated Notes due 2023, which represented 10.3 million potential shares of common stock. In addition, 2003 dilutive earnings per share amounts include our 4.75% Coupon Convertible Subordinated Notes due 2006, which represent 3.8 million potential shares of common stock. These notes were redeemed in July 2003. In 2002, diluted earnings per share amounts excluded our 4.75% Coupon Convertible Subordinated Notes due 2006 since their inclusion would have had an antidilutive effect. Due to the adoption of this pronouncement, full year 2004 and 2003 diluted earnings per share were reduced by $0.02 and $0.01, respectively.
Business Transactions
Acquisitions

2004

Performics Inc.
      On June 22, 2004, we completed our acquisition of Performics Inc., a privately-held search engine marketing and affiliate marketing company based in Chicago, Illinois for approximately $58.2 million in cash. In addition, we will pay the former shareholders of Performics an additional $6.6 million during 2005 based on their attainment of certain 2004 revenue objectives. Performics’ search engine marketing solutions are designed to help clients automate their paid placement, paid inclusion and comparison shopping listings across multiple search providers and publishers. Performics also provides the infrastructure for affiliate marketing, through which marketers manage, track, and report on their offers across multiple affiliate sites.

SmartPath, Inc.
      On March 19, 2004, we completed our acquisition of SmartPath, Inc, a privately held marketing resource management, or MRM, software company, based in Raleigh, North Carolina, for approximately $24.1 million in cash.

2003

Computer Strategy Coordinators, Inc.
      On June 30, 2003, we completed our acquisition of Computer Strategy Coordinators, Inc. a data management company known as CSC and based in Schaumburg, Illinois. In the transaction, we acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash and the assumption of certain indebtedness.

2002

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
Divestitures

DoubleClick Japan
      On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan and received proceeds of $14.3 million, reducing our ownership interest to 15.6%. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. We have also retained one seat on DoubleClick Japan’s board of directors.

North American Media Business
      On July 10, 2002, we sold our North American Media business to L90, Inc., which was renamed MaxWorldwide, Inc., in exchange for 4.8 million shares in MaxWorldwide and $5.0 million in cash. The 4.8 million shares represented 16.1% of outstanding MaxWorldwide common stock and were valued at approximately $3.1 million. Pursuant to the merger agreement, we have the right to receive an additional $6.0 million if, prior to July 10, 2005, MaxWorldwide achieves EBITDA-positive results for two out of three consecutive quarters. As a result of MaxWorldwide’s repurchase of its common stock in 2002, our ownership percentage in MaxWorldwide increased to 19.8%.

      On July 22, 2003, MaxWorldwide stockholders approved a proposal to adopt a plan of liquidation and dissolution pursuant to which it would dissolve and liquidate MaxWorldwide and its subsidiaries. On July 31, 2003, MaxWorldwide completed the sale of its MaxOnline division and the plan of liquidation and dissolution became effective. As of August 1, 2003, MaxWorldwide had adopted the liquidation basis of accounting and therefore will not be reporting a statement of operations for periods subsequent to July 31, 2003. As a result of these events it is unlikely that MaxWorldwide will achieve the financial milestones that would trigger our right to receive the $6.0 million in contingent cash consideration discussed above.
      In its quarterly report on Form 10-Q for the quarter ended September 30, 2003, MaxWorldwide reported net assets in liquidation of approximately $25.7 million. In the first quarter of 2004, we recognized a gain of $2.4 million relating to a distribution from MaxWorldwide of $0.50 per share in connection with its plan of liquidation and dissolution.

@plan
      On May 6, 2002, we sold our @plan research product line to NetRatings, Inc., a provider of technology-driven Internet audience information solutions for media and commerce, in exchange for $12.0 million in cash and 505,739 shares of NetRatings common stock valued at approximately $6.1 million. We sold these shares in the fourth quarter of 2002 and the first quarter 2003.

European Media Business
      On January 28, 2002, we completed the sale of our European Media business to AdLINK Internet Media AG, a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with our European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to us at the closing of the transaction. Following the closing of the transaction described above, United Internet AG, AdLINK’s largest shareholder, exercised its right to sell us 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to our agreement with United Internet, the exercise of this right caused our option to acquire an additional 21% of AdLINK common shares from United Internet to vest. This option was only exercisable if AdLINK achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 31, 2003. AdLINK did not achieve EBITDA positive results during these periods, therefore the option expired unexercised.
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
      On September 22, 2004, we sold our 15% interest in AdLINK for $9.5 million to United Internet. As a result of the sale, we recorded a gain of approximately $7.1 million and no longer hold an equity interest in AdLINK.
Results of Operations
      A summary of our financial results is as follows:
2004 compared to 2003
      Revenue in 2004 was $301.6 million, an increase of 11.2% compared to 2003. This increase was primarily due to the acquisitions of Performics in June 2004, SmartPath in March 2004, CSC in June 2003, and organic growth from within our Data segment and our email products and services. Revenues associated with our

Performics and SmartPath acquisitions were $17.7 million in aggregate for 2004. Revenues associated with the former CSC were $12.6 million compared to $5.5 million in 2003 as we began recognizing revenue for this business in the third quarter of 2003. Gross profit increased by 21.1% to $214.7 million compared to 2003. Gross margin improved by almost 600 basis points to 71.2%. These increases were driven primarily by the addition of Performics and by margin expansion in our Ad Management and email products and services.
      Operating income was $22.0 million compared to $12.9 million in 2003. Operating income improved due to the increase in gross profit, partially offset by an increase in operating expenses of $28.3 million or 17.2%. The increase in operating expenses was primarily the result of the assumption of headcount associated with our acquisitions of Performics, SmartPath and CSC and the hiring of additional employees in our TechSolutions and Data segments. These personnel-related increases primarily occurred in our sales and marketing and product development departments. The increase in operating expenses was partially offset by reductions in depreciation expense due to accelerated depreciation charges associated with the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003. In addition, operating expenses in 2004 included a $5.6 million impairment charge associated with our Enterprise Marketing Solutions, or EMS, business and a restructuring credit of $4.5 million relating to our Louisville, Colorado facility while the prior year period included a net restructuring credit of $9.1 million.
      Net income in 2004 was $37.5 million, or $0.26 per diluted share, as compared to net income of $16.9 million, or $0.11 per diluted share, in 2003. Net income in 2004 benefited from a $7.1 million gain in connection with the sale of our investment in AdLINK and a distribution from MaxWorldwide of approximately $2.4 million in connection with its plan of liquidation and dissolution. Net income in 2003 included a $4.4 million loss in connection with the redemption of our 4.75% Convertible Subordinated Notes.
      We expect revenue to increase in 2005 as a result of our acquisition of Performics and organic growth in each of our products. In addition, we expect operating income to increase in 2005 primarily due to operational improvements in our EMS and Data Management businesses.
2003 compared to 2002
      Revenue in 2003 was $271.3 million, which was a decline of $28.9 million compared to 2002. This decrease was attributable to the divestitures of our Media and Research businesses in 2002 and weakness in our TechSolutions business during the first half of the year, partially offset by acquisition related growth from our then new Data Management business and continued growth in our core Abacus business. Operating income improved by $167.6 million, as operating expenses declined over 50% due to the absence of goodwill impairment and restructuring charges recorded in 2002 and our continued focus on cost control. Net income was $16.9 million, or $0.11 per diluted share, compared to a net loss of $117.9 million, or $0.87 per diluted share, in 2002. Net income in 2003 was negatively impacted by $14.6 million in accelerated amortization of leasehold improvements and furniture and fixtures associated with the change in useful life of these assets relating to the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco. These costs were partially offset by a net restructuring credit of $9.1 million relating to the reversal of a portion of our real estate reserves.
      Revenues, gross profit, and operating income (loss) by segment are as follows (in thousands):

	For the Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	Change	%	Change	%

Revenue:
TechSolutions	$196,295	$175,403	$187,155	$20,892	11.9%	$(11,752)	(6.3)%
Data	105,328	95,934	83,349	9,394	9.8%	12,585	15.1%
Media	—	—	32,660	—	—	(32,660)	—
Elimination(1)	—	—	(2,966)	—	—	2,966	—

Total	$301,623	$271,337	$300,198	$30,286	11.2%	$(28,861)	(9.6)%

	For the Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	Change	%	Change	%

Gross Profit:
TechSolutions	$145,973	$111,250	$117,295	$34,723	31.2%	$(6,045)	(5.2)%
Data	68,691	65,956	59,788	2,735	4.1%	6,168	10.3%
Media		—	9,659	—	—	(9,659)	—
Elimination(1)	—	—	(324)	—	—	324	—

Total	$214,664	$177,206	$186,418	$37,458	21.1%	$(9,212)	(4.9)%

	For the Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	Change	%	Change	%

Operating Income/(Loss):
TechSolutions	$31,264	$10,262	$(45,572)	$21,002	204.7%	$55,834	NMF
Data	23,520	27,264	26,920	(3,744)	(13.7)%	344	1.3%
Media		—	(3,775)	—	—	3,775	—
Elimination/ Corporate(1)	(32,778)	(24,675)	(132,353)	(8,103)	(32.8)%	107,678	NMF

Total	$22,006	$12,851	$(154,780)	$9,155	71.2%	$167,631	NMF

(1)	Adjustments to reconcile segment reporting to consolidated results are included in “Elimination” and “Elimination/ Corporate.”

DoubleClick TechSolutions
      TechSolutions revenue is derived from our Ad Management, Marketing Automation, and Performics divisions. Our Ad Management division derives its revenue primarily from the DART for Publishers Service, the DART for Advertisers Service and the DART Enterprise ad serving software product. Our Marketing Automation division derives its revenue primarily from our DARTmail service and related email products, and from our Enterprise Marketing Solutions, or EMS, business which consists of our campaign management and marketing resource management, or MRM, products. Following the acquisition of Performics Inc. in June 2004, we created a third division within TechSolutions, which offers search engine marketing and affiliate marketing solutions. TechSolutions cost of revenue includes costs associated with the delivery of advertisements and emails, including Internet access costs, depreciation of the ad and email delivery systems, the amortization of purchased technology and facility- and personnel-related costs incurred to operate and support our Ad Management, Marketing Automation and Performics products and services.
2004 Compared to 2003
      TechSolutions revenue increased by 11.9% to $196.3 million for the year ended December 31, 2004 from $175.4 million for the year ended December 31, 2003. The increase in TechSolutions revenue was primarily attributable to the acquisitions of Performics and SmartPath, as well as organic growth from our email products and services. Ad Management revenue declined slightly to $128.1 million compared to the prior year’s $128.8 million. For the year ended December 31, 2004, the increase in volumes for our DART for Advertisers Service outpaced the decline in effective price for this product. However, the increase in revenue from our DART for Advertisers Service was slightly outweighed by the declines in revenue from our DART for Publishers Service, where volume increases did not compensate for pricing declines. The blended effective price of both products continued to decline as a result of aggressive client retention practices and sustained competitive pressure. Marketing Automation revenue increased 15.8% to $54.0 million in 2004 compared to $46.6 million in 2003. This increase was primarily due to the acquisition of SmartPath and volume-driven growth in our email products and services. Performics revenues were $14.1 million for the year ended December 31, 2004 as we began recognizing revenue for this division in July 2004.
      TechSolutions gross profit was $146.0 million, or 74.4% of revenue for the year ended December 31, 2004, an increase of $34.7 million compared to $111.3 million or 63.4% of revenue for the year ended December 31, 2003. Gross profits increased by 31.2% or by approximately 1100 basis points as a percentage of revenue, primarily due to gross profits associated with our acquisitions of Performics and SmartPath and a decrease in cost of revenue associated with depreciation, software maintenance, utility and rent expenses and intangible amortization. Performics and SmartPath gross profits were $14.1 million in aggregate for 2004 and included intangible amortization relating to purchased technology of $2.3 million. Excluding costs of $3.6 million associated with Performics and SmartPath, cost of revenue decreased $17.4 million. Depreciation expense fell by approximately $10.1 million due to accelerated depreciation charges associated with the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003. In addition, depreciation expense also benefited from the continued efficient use of our existing hardware. Software maintenance costs declined approximately $2.3 million due to the renegotiation of software vendor contracts. Utility and rent expenses decreased by approximately $1.5 million primarily due to lower utility expenses resulting from the completion of our data center relocation in June 2003 and the discontinuation of redundant lease payments resulting from our New York office move in November 2003. Intangible amortization declined as some of our intangible assets reached the end of their amortizable lives.
      TechSolutions operating income was $31.3 million for the year ended December 31, 2004, an increase of 204.7% from the $10.3 million in the year ended December 31, 2003. This improvement was primarily the result of the increase in gross profit, partially offset by an increase in operating expenses of approximately $13.7 million. Personnel-related costs increased by approximately $16.0 million mainly in relation to the assumption of headcount associated with our acquisitions of Performics and SmartPath as well as the hiring of additional employees in our sales and marketing and product development departments. This change in personnel-related costs was net of a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. Operating expenses in 2004 included an impairment charge for $5.6 million relating to goodwill and other intangible assets of our EMS business. In addition, professional fees, marketing expenses and bad debt increased by $3.0 million, $1.4 million and $1.3 million, respectively. These costs were offset by a decline in depreciation expense of $11.5 million related to the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003. In addition, amortization expense decreased $1.4 million driven by certain of our other intangible assets reaching the end of their amortizable lives partially offset by the addition of acquired intangibles associated with our acquisitions of Performics and SmartPath.
2003 Compared to 2002
      TechSolutions revenue decreased by 6.3% to $175.4 million for the year ended December 31, 2003 from $187.2 million for the year ended December 31, 2002. The decrease in TechSolutions revenue was primarily attributable to declines in our Ad Management products and services, partially offset by growth in our Marketing Automation products and services. Ad Management revenue decreased by 12.5% to $128.8 million in 2003 compared to 2002. The effective price of our hosted Ad Management products decreased by approximately 15.0%, net of aggregate beneficial foreign currency fluctuations of $5.0 million. For the period, volumes increased by approximately 6.1%. The decline in effective price was primarily due to a change in product and client mix as well as lower pricing for some renewals. The change in client mix was driven by the acquisition of higher-volume, lower-priced customers. Marketing Automation revenue increased 16.8% to $46.6 million in 2003 compared to 2002. These revenues consisted primarily of our email products and services, which were $39.4 million in 2003, up marginally compared to 2002. Effective prices within email increased approximately 5.1% offset by declines in volume of approximately 5.3%. The remainder of our revenue was generated by campaign management, which was the result of an acquisition in November 2002.
      TechSolutions gross profit was $111.3 million or 63.4% of revenue for the year ended December 31, 2003 compared to $117.3 million or 62.7% for the year ended December 31, 2002. Gross profits declined primarily due to the decline in revenues and an increase in depreciation expense of $2.2 million, which was principally due to the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco. These items were partially offset by a reduction in Internet access costs of $4.1 million due to the renegotiation of many of our contracts with our Internet service providers and the absence of the restructuring charge of $4.4 million that was incurred in 2002 relating to the relocation of our data center from New York to Thornton, Colorado.
      TechSolutions operating income was $10.3 million for the year ended December 31, 2003, an increase of $55.8 million compared to the year ended December 31, 2002. This increase was a result of a reduction in operating expenses of $61.8 million, partially offset by the $6.0 million decline in gross profit. 2003 operating expenses declined due to the absence of the $56.6 million of goodwill impairment and restructuring charges incurred in 2002 as well as reductions in bad debt expense of approximately $7.2 million. The reduction in bad debt reflects our improved collection results. These costs were partially offset by increases in depreciation expense of $5.2 million due to the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco. Overall, TechSolutions incurred $7.4 million in additional depreciation expense associated with our real estate transactions in 2003, of which $2.2 million was included as a component of cost of revenue and $5.2 million as a component of operating expenses.
      We expect TechSolutions revenue to increase in 2005 as a result of our acquisition of Performics and organic growth within each of our products. In addition, we expect operating income to increase in 2005 primarily due to operational improvements in our EMS business.

DoubleClick Data
      DoubleClick Data revenue has historically been derived primarily from our Abacus division, which provides acquisition solutions, retention solutions and list optimization, as well as other products and services to direct marketers in the Abacus Alliances. As a result of our acquisition of CSC in June 2003, we offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of our Data Management division. Data cost of revenue includes expenses associated with maintaining and updating the Abacus databases, facility- and personnel-related expenses to operate and support our production equipment, the amortization of purchased intangible assets, and subscriptions to third party providers of lifestyle and demographic data that are used to supplement our transactions based marketing solutions.
2004 Compared to 2003
      Data revenue increased 9.8% to $105.3 million for the year ended December 31, 2004 from $95.9 million for the year ended December 31, 2003. The increase in revenue was attributable to the acquisition of CSC and organic growth from our Abacus division. Abacus revenues increased 2.5% to $92.7 million for the year ended December 31, 2004 compared to $90.4 million for the year ended December 31, 2003. The year-over-year increase in Abacus revenues was driven from continued growth in our U.S. Business-to-Business and international Alliances, which more than offset a slight year over year decline in revenue from our U.S. Business-to-Consumer Alliance. Data Management revenues were $12.6 million for the year ended December 31, 2004 compared to $5.5 million for the year ended December 31, 2003. We began recognizing revenue for this business in the third quarter of 2003.
      Data gross profit increased by 4.2% to $68.7 million, which represented 65.2% of revenues for the year ended December 31, 2004, compared to $66.0 million or 68.8% of revenues in the prior year. The increase in gross profit was primarily due to revenue growth in our Data Management division and our international Alliances. Gross margin in 2004 was negatively impacted primarily due to a higher percentage of the segments sales being generated by our lower margin Data Management division.
      Data operating income decreased by 13.7% to $23.5 million for the year ended December 31, 2004 from $27.3 million for the year ended December 31, 2003. This change was due to an increase in operating expenses of $6.5 million partially offset by the increase in gross profit of $2.7 million. Operating expenses included an increase in personnel-related costs of approximately $5.6 million primarily resulting from the assumption of headcount as the result of our acquisition of CSC and the hiring of additional employees to support both our

Data Management division and our international Alliances. In addition, amortization expense included as a component of operating expenses increased by approximately $0.9 million. These expenses are associated with intangible assets acquired in connection with the CSC acquisition.

2003 Compared to 2002
      Data revenue increased 15.1% to $95.9 million for the year ended December 31, 2003 compared to $83.3 million for the year ended December 31, 2002. The increase is primarily attributable to the acquisitions of the 50% of the Abacus Direct Europe joint venture we did not previously own and CSC, and to continued growth from our U.S. Business-to-Consumer Alliance. Abacus revenues increased 12.8% to $90.4 million in 2003 compared to $80.2 million in 2002. The increase in revenue from our core Abacus products in the United States was primarily due to increases in both the number of clients and revenues per client. In addition, revenue increased as a result of the introduction of new products.
      Data gross profit increased $6.2 million to $66.0 million or 68.8% of revenues compared to $59.8 million or 71.7% of revenues for the year ended December 31, 2002. Gross profits were driven by the improvement in sales, partially offset by an increase in the amortization of purchased technology associated with our acquisition of CSC and production costs associated with this lower margin business.
      Data operating income increased marginally to $27.3 million for the year ended December 31, 2003. This change was due to an increase in gross profits of $6.2 million offset by an increase in operating expenses of $5.8 million. Operating expenses increased primarily due to additional headcount assumed as a result of the Abacus Direct Europe and CSC acquisitions. Average Data headcount increased 27.3% in 2003 compared to 2002. In addition, amortization expense associated with intangible assets acquired in connection with these acquisitions increased.
      We anticipate Data revenue to increase in 2005 primarily as a result of new product offerings and customer acquisition in the Data Management division, growth from our Abacus Alliances in the United States and United Kingdom, and our other international businesses. We anticipate operating income to increase in 2005 primarily due to operational improvements in our Data Management division.
DoubleClick Media
      Through a series of transactions in 2002, we sold our Media businesses and therefore did not report a Media segment during 2003 and 2004. Our Media segment revenue was derived primarily from the sale and delivery of advertising impressions through third-party Web sites that comprised the DoubleClick Media network. Media cost of revenue consisted primarily of service fees paid to Web publishers for impressions delivered on our network, and the costs of ad delivery and technology support provided by TechSolutions.
      Revenues recognized by the European, North American and DoubleClick Japan Media businesses was approximately $1.1 million, $20.8 million and $10.8 million, respectively, for the year ended December 31, 2002.
      Operating losses recognized by the European, North American and DoubleClick Japan Media businesses was approximately $0.7 million, $2.4 million and $0.7 million, respectively, for the year ended December 31, 2002.
Operating Expenses
      Operating costs and expenses were as follows (in thousands):

	For the Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

Operating Expenses:	2004	2003	2002	Change	%	Change	%

Sales and marketing	$104,029	$92,308	$101,527	$11,721	12.7%	$(9,219)	(9.1)%
General and administrative	$35,864	$36,063	$46,401	$(199)	(0.6)%	$(10,338)	(22.3)%
Product development	$46,459	$39,180	$39,790	$7,279	18.6%	$(610)	(1.5)%

Sales and marketing
      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with our sales and marketing departments. Sales and marketing expenses increased by $11.7 million in 2004 compared to 2003 and increased as a percentage of revenue to 34.5% from 34.0%. The increase was primarily attributable to increases in personnel-related costs of $13.1 million, marketing expenses of $3.5 million and bad debt expense of $0.9 million, partially offset by decreases in depreciation expense of approximately $6.9 million. Personnel-related costs increased due to the assumption of headcount as a result of our acquisitions of CSC, SmartPath and Performics and the hiring of additional employees in our other businesses. The change in personnel-related costs was net of a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. Marketing expenses increased due to the previously mentioned acquisitions and additional investment in our core products. The increase in bad debt expense was consistent with our year over year increase in revenues. The decrease in depreciation expense was due to accelerated depreciation charges associated with the relocation of our New York headquarters and the termination of the lease for our facility in San Francisco in 2003.
      Sales and marketing expenses declined $9.2 million in 2003 compared to 2002, but remained flat at 34% as a percentage of revenue. The decrease was primarily attributable to a reduction of $7.6 million in bad debt expense due to improved collection results and reductions in personnel-related costs of $4.0 million as average sales and marketing headcount decreased 8.5% in 2003 compared to 2002. Additionally, marketing expenses decreased by $1.1 million. These decreases were offset by a $4.7 million increase in depreciation expense relating to the termination of real estate leases.
      In 2005, we expect the absolute dollar amount of sales and marketing expenses to increase due to the hiring of additional employees, but to remain relatively flat as a percentage of revenues due to anticipated higher revenues.

General and administrative
      General and administrative expenses consist primarily of compensation and related benefits, professional services and other operating expenses associated with our executive, finance, human resources, legal, facilities and administrative departments. General and administrative expenses decreased slightly to $35.9 million or 11.9% of revenue in 2004 compared to 13.3% of revenue in 2003. The decrease was primarily attributable to increases in professional and outside service fees of $3.3 million and personnel-related costs of $3.0 million being more than offset by a decrease in depreciation, utility costs and other miscellaneous costs of $6.5 million. The increase in professional and outside service fees is mainly related to strategic initiatives and the requirements of the Sarbanes-Oxley Act of 2002. This increase was inclusive of a $1.4 million insurance claim settlement received during the third quarter of 2003. Personnel-related costs increased due to the assumption of headcount as a result of our acquisitions of CSC, SmartPath, and Performics. The decrease in depreciation expense was due to accelerated depreciation charges associated with the relocation of our New York headquarters in 2003. In addition, we achieved utility cost savings this year as a result of the reconfiguration of our disaster recovery operations.
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
      In 2005, we expect general and administrative expenses to increase in absolute dollars due to retention payments and professional fees relating to the strategic review announced on October 31, 2004. However, we expect these costs to remain flat as a percentage of revenues due to anticipated higher revenues.

Product development
      Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with our product development departments. Our product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. Product development expenses increased by $7.3 million to 15.4% of revenue for 2004 compared to 14.4% of revenue in 2003. The increase was primarily due to increases in personnel-related costs of $8.7 million that was attributable to additional headcount assumed from our acquisitions of CSC, SmartPath and Performics and the impact of hiring additional employees in our TechSolutions segment. In addition, professional and outside fees increased by approximately $2.8 million due to consulting fees for new product initiatives. These increases were partially offset by decreases of $4.7 million in depreciation expense due to accelerated depreciation charges associated with the relocation of our New York headquarters in 2003.
      Product development expenses were flat in 2003 compared to 2002, but increased as a percentage of revenue to 14.4% from 13.3% in 2002. Product development expenses were impacted in 2003 by an increase of $1.0 million in personnel-related expenses and $0.5 million in depreciation expense relating to the termination of real estate leases. These expenses were offset by cost saving initiatives we employed during the year, which resulted in reductions in computer expenses of $1.1 million and outside services fees of $0.5 million.
      We believe that ongoing investment in product development is critical to the attainment of our strategic objectives. As such, we expect product development expenses in 2005 to increase in absolute dollars and as a percentage of revenues due to the allocation of additional resources.

Amortization of intangibles
      Amortization expense consists of the amortization of customer relationships and a covenant not to compete. Amortization expense was $5.2 million, $5.9 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense declined from 2002 to 2004 primarily due to certain intangible assets becoming fully amortized. In 2004, these fully amortized assets were partially offset by acquired intangible assets with respect to the acquisitions of Performics and SmartPath.
      We expect amortization of intangible assets to remain relatively flat in 2005.

Impairment of goodwill and intangible assets
      During the year ended December 31, 2004, we initiated a valuation for our Enterprise Marketing Solutions, or EMS, business, which consists of our campaign management and marketing resource management products. This valuation was performed with the assistance of a third party to determine if the recorded balance of goodwill and other intangible assets relating to this reporting unit was recoverable. The recoverability of these assets was brought into question as a result of the lower than expected revenues generated to date and the reduced estimates of future performance primarily associated with our campaign management products. The fair market value of the EMS reporting unit was determined based on projected discounted cash flows and price/revenue multiples of competitors in the EMS marketplace. The outcome of this valuation resulted in an impairment charge of $5.6 million being recorded during the third quarter of 2004 based on the difference between the carrying value and the fair value of this business. The impairment charge consisted of a write-down in intangible assets of $4.1 million and goodwill of $1.5 million.
      For the year ended December 31, 2003, we did not record any impairment charges for our goodwill or intangible assets.
      Goodwill and other impairments was $47.1 million for the year ended December 31, 2002. In 2002 based on the prolonged softness in the economy and the then current and operational performance of our email reporting unit, we initiated a third-party valuation of our email reporting unit to determine whether the recorded balance of goodwill related to this reporting unit was recoverable. The outcome of this valuation resulted in an impairment charge of approximately $43.8 million being recorded during the year. The fair market value of the email reporting unit was determined based on revenue projections, the then recent transactions involving similar businesses and the price/revenue multiples at which they were bought and sold, and the price/revenue multiples of our competitors in the email marketplace at that time. In addition, we also determined that the fair values of certain intangibles assets were considered impaired. We recorded an impairment charge of $3.3 million based on the difference between the carrying value and estimated fair value of certain intangible assets associated with the email reporting unit.

Restructuring (credits) charges, net
      During the year ended December 31, 2004, we recorded a restructuring credit of $4.5 million. This credit was due to the reversal of a portion of our real estate reserve relating to our facility in Louisville, Colorado. The reversal of the reserve was due to the sublease of this property at rates in excess of our previous estimate of sublease income. Of the remaining $17.4 million in cash outlays relating to our restructuring activities, we estimate we will pay approximately $3.9 million in 2005 and $13.5 million in 2006 and thereafter.
      During the year ended December 31, 2003, we recorded restructuring credits of approximately $16.5 million, partially offset by restructuring charges of approximately $7.4 million. This resulted in a net restructuring credit of $9.1 million. This credit was due to the reversal of a portion of our real estate reserve relating to our previous New York headquarters and our San Francisco facility. The reversal of the reserve was a result of final lease terminations with respect to our New York headquarters and San Francisco facility for which our reserve was in excess of our expected payments. Total costs to terminate the lease associated with these facilities were approximately $44.5 million and $26.4 million, respectively, inclusive of broker commissions and related costs. We anticipate average annual cash rent savings of approximately $14 million during the period that commenced in January 2004 and extending through January 2015 as a result of the New York and San Francisco lease terminations.
      During the year ended December 31, 2002, we took steps to realign our sales, development, and administrative organization and reduce corporate overhead to position us for profitable growth in the future consistent with management’s long-term objectives. This involved the involuntary termination of approximately 250 employees, primarily from our TechSolutions division, as well as the closure of several offices and charges for excess real estate space. As a consequence, we recorded a charge of $98.4 million to operations during the year, of which $94.0 million and $4.4 million have been classified in operating expenses and cost of revenue, respectively. The charge primarily related to the accrual of future lease costs (net of estimated sublease income and deferred rent liabilities previously accrued) of approximately $77.0 million, the write-off of fixed assets situated in closed or abandoned offices of approximately $15.7 million and payments for severance of approximately $5.7 million. The accrual for future lease costs and the write-off of fixed assets were primarily related to our previous New York office. These charges were driven by the abandonment of additional space, reductions in the estimates of future sublease income, as well as the lengthening of the time required to find a sublease tenant. In addition, we moved our data center operations from New York to our Thornton, Colorado facility. As a result, we recorded a charge of $4.4 million to cost of revenue relating to the write-off of certain fixed assets.
      We will continue to review our sublease assumptions surrounding our excess real estate, principally in London, England and may incur additional restructuring credits or charges in 2005.
Non-Operating Expenses and Income Taxes

Equity in losses of affiliates
      Equity in losses of affiliates was $1.3 million and $2.5 million for the years ended December 31, 2004 and 2003, respectively. In 2004, we recognized equity losses of approximately $0.9 million from the equity investment in our Abacus Deutschland joint venture and approximately $0.4 million from our equity investment in DoubleClick Japan. In 2003, we recognized equity losses of $2.0 million from our equity investment in MaxWorldwide and $0.5 million from our equity investment in DoubleClick Japan.
      Equity in losses of affiliates was $0.3 million for the year ended December 31, 2002. In 2002, we recognized equity income of $0.2 million relating to our 50% interest in the Abacus Direct Europe joint venture and an equity loss of approximately $0.5 million from our equity investment in MaxWorldwide. Since the June 26, 2002 acquisition of the remaining 50% interest of Abacus Direct Europe that we did not previously own, the results of operations of Abacus Direct Europe have been consolidated into our operations.

Impairment of investments in affiliates
      We did not record impairment charges for any of our investments in affiliates for the years ended December 31, 2004 and 2003.
      Impairment of investments in affiliates was $14.1 million for the year ended December 31, 2002. During the year ended December 31, 2002, we determined that the carrying value of certain of our investments, principally our cost-method investments in AdLINK Internet Media AG and NetRatings, Inc. and our equity-method investment in MaxWorldwide, Inc. were impaired based on the continued decline in the fair market value of these investments. As a result, we recorded impairment charges of $11.7 million during the third quarter of 2002, which represented the difference between our carrying value and the estimated fair value of these investments. The estimated fair values of our investments in AdLINK, NetRatings and MaxWorldwide were determined based on the closing market price of their stock on September 30, 2002. Additionally, it was determined that DoubleClick Asia, a joint venture and a cost method investment, would be liquidated and therefore had no continuing value. As a consequence, we wrote-off our entire investment in DoubleClick Asia and recognized an impairment charge of $2.4 million during the third quarter of 2002.

Gain on sale of investments in affiliates
      In the year ended December 31, 2004, we sold our 3,862,500 shares of AdLINK for an aggregate purchase price of $9.5 million to United Internet AG, the majority shareholder of AdLINK. As a result of the transaction, we recorded a gain of $7.1 million and no longer hold an equity interest in AdLINK.
      We did not recognize any gains or losses on sales of investments in affiliates during the year ended December 31, 2003.
      Our gain on sale of investments in affiliates was $7.9 million for the year ended December 31, 2002. The gain was associated with the sale of our investment in ValueClick and partial sales of our ownership interests in DoubleClick Japan and NetRatings. In the fourth quarter of 2002, we entered into a repurchase agreement with ValueClick whereby ValueClick repurchased all of our remaining 7.9 million shares for $21.3 million or approximately $2.70 per share. We recognized a gain of $4.7 million from the sale of the investment. In addition, in December 2002 we sold 45,049 shares of common stock in DoubleClick Japan, which reduced our ownership interest at the time to 15.6%. We received proceeds of $14.3 million and recognized a gain of $3.1 million. Additionally, in the fourth quarter of 2002 we sold 402,011 shares of NetRatings and received proceeds of approximately $2.5 million. We recognized an immaterial gain on the sale of this investment.

Gain on distribution from affiliate
      In the year ended December 31, 2004, we recognized a gain of $2.4 million relating to a distribution from MaxWorldwide in connection with its plan of liquidation and dissolution. We still maintain a 19.8% interest in MaxWorldwide and may receive additional distributions in future periods as a result of the finalization of its plan of liquidation and dissolution.
      We did not recognize any gain or losses from affiliate distributions during the years ended December 31, 2003 and 2002.

Gain on sale of businesses, net
      We did not recognize any gains or losses on sales of businesses during the years ended December 31, 2004 and 2003.
      Our gain on sale of businesses, net was $17.9 million for the year ended December 31, 2002. The net gain primarily consisted of gains on the sale of our North American Media business and @plan research product line of $8.1 million and $12.3 million, respectively, offset by a loss of $1.7 million recognized on sale of our European Media business.

Gain (loss) on early extinguishment of debt
      We did not recognize any gains or losses on early extinguishment of debt during the year ended December 31, 2004.
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

Interest and other, net

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands)
Interest Income	$10,939	$16,110	$25,715
Interest Expense	(1,416)	(5,408)	(10,838)
Other	962	1,361	1,055

	$10,485	$12,063	$15,932

      Interest and other, net was $10.5 million, $12.1 million and $15.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, interest income decreased by $5.2 million due to a decrease of average total cash, which includes cash and cash equivalents, investments in marketable securities and restricted cash, of $178.2 million compared to the prior year period. Average total cash decreased due to the purchases of our common stock and the acquisitions of Performics and SmartPath. Interest expense decreased due to the redemption in July 2003 of our 4.75% Convertible Subordinated Notes due 2006.
      In 2003, interest income decreased by $9.6 million due to a combination of a decrease of average total cash, which includes cash and cash equivalents, investments in marketable securities and restricted cash, of $74.1 million compared to the prior year and a decrease in the average interest rates. Average total cash decreased primarily as a result of our lease termination payments for our New York and San Francisco facilities. Interest expense decreased due the redemption of our 4.75% Convertible Subordinated Notes due 2006 in July 2003.
      Interest and other, net in future periods may fluctuate in correlation with the average cash, investment, and debt balances we maintain and as a result of changes in the market rates of our investments.

Provision for income taxes
      The provision for income taxes recorded for the year ended December 31, 2004 of $3.2 million consists principally of income taxes of $2.2 million on the earnings of certain of our foreign subsidiaries, federal alternative minimum taxes of $0.6 million and state and local taxes of $0.4 million. The provision for income taxes recorded for the year ended December 31, 2003 of $1.0 million consists principally of income taxes of $2.7 million on the earnings of our foreign subsidiaries, a Federal tax benefit of $1.1 million related to the reversal of a reserve in connection with the favorable resolution of certain tax matters and $0.6 million of net state and local tax benefits relating principally to the receipt of tax refunds. The provision for income taxes recorded for the year ended December 31, 2002 of $4.8 million consists principally of income taxes of $4.1 million on the earnings of some of our foreign subsidiaries and gain on the sale of our European Media business and $0.7 million of state and local taxes. Except for certain foreign jurisdictions, the provision for income taxes for all years presented does not reflect tax benefits attributable to our net operating loss and other tax carryforwards due to limitations and uncertainty surrounding our prospective realization of such benefits.

Liquidity and Capital Resources

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net cash provided by (used in) operating activities	$63,484	$(15,082)	$43,912
Net cash (used in) provided by investing activities	$(25,452)	$99,636	$64,959
Net cash used in financing activities	$(98,197)	$(31,285)	$(69,461)

Operating activities
      In 2004, cash provided by operating activities was $63.5 million, an increase of $78.6 million compared to 2003. The increase was primarily a result of a decline in lease termination payments, higher overall company net income and stronger working capital. Lease termination payments were $7.6 million for the year ended December 31, 2004 compared to $70.9 million in the prior year. Accrued expenses decreased to $7.4 million in the year ended December 31, 2004 compared to $22.6 million in the prior year. The decreases in payments associated with accrued expenses were primarily a result of additional restructuring activities in 2003 compared to the same period in 2004.
      In 2003, cash used in operating activities was $15.1 million, a decrease of $59.0 million compared to 2002. The decrease was primarily due to restructuring payments of approximately $70.9 million for lease terminations for our New York and San Francisco facilities. In addition, accrued expenses and other liabilities decreased $22.6 million due to restructuring payments for abandoned and excess space and the payment of other liabilities. These items were offset by an increase in net income adjusted for non-cash items and a decrease in gross accounts receivable due to improved collections.
      In 2002, cash provided by operating activities was $43.9 million, resulting from our net loss of $117.9 million, adjusted for non cash items and increases in accrued expenses of $52.5 million partially offset by a decline in accounts payable.
      In 2005, we expect cash flow from operating activities to increase due to the anticipated reduction in restructuring payments and an anticipated increase in revenue and net income.

Investing activities
      In 2004, cash used in investing activities was $25.5 million, a change of $125.1 million compared to 2003. The change was primarily due to the net cash used in the acquisitions of Performics and SmartPath of $72.0 million and the decrease in the net proceeds from purchases and maturities of investments in marketable securities of $82.9 million. These cash flows were partially offset by proceeds from the sale of our investment in AdLINK of $9.5 million, a distribution from MaxWorldwide of $2.4 million. In addition, there were positive movements in restricted cash totaling $15.6 million associated with the termination of the lease for our former New York lease headquarters.
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

      In 2002, cash provided by investing activities was $65.0 million and consisted primarily from proceeds received from the sale of businesses and investments in affiliates of $54.9 million.
      In 2005, capital expenditures are expected to be in excess of $30.0 million and relate to the replacement of obsolete equipment and to support anticipated volume expansion.

Financing activities
      In 2004, cash used in financing activities was $98.2 million, an increase of $66.9 million compared to 2003. The change was due to the $98.8 million in cash used for the purchase of approximately 13.0 million shares of our common stock in 2004. The prior year period included cash used of $158.0 million in the repurchase of our 4.75% Convertible Subordinated Bonds due 2006 partially offset by proceeds of $132.0 million from the issuance of our Zero Coupon Convertible Subordinated Notes due 2023
      In 2003, cash used in financing activities was $31.3 million, a decrease of $38.2 million compared to 2002. The decrease was a result of the redemption of the 4.75% Convertible Subordinated Notes due 2006 for $156.0 million partially offset by the issuance of the Zero Coupon Convertible Subordinated Notes due 2023 for $132.0 million. Additionally, we used $8.9 million in 2003 for payments of capital lease obligations.
      In 2002, cash used in financing activities was $69.5 million and consisted primarily of the repurchase of our 4.75% Convertible Subordinated Notes due 2006 for $53.6 million and payments under capital lease obligations of $16.1 million.
      In 2005, cash flow from financing activities may be impacted based on the outcome of our review of strategic options.

Deconsolidation of subsidiary
      Our cash and cash equivalents decreased $21.9 million as a result of the deconsolidation of our subsidiary, DoubleClick Japan. On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan and reduced our ownership interest to 15.6%. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting.

Off-Balance Sheet Arrangements
      We do not have transactions, arrangements or relationships with “special purpose” entities, and we do not have any off-balance sheet debt.

Contractual obligations and commitments
      DoubleClick’s contractual obligations as of December 31, 2004, are as follows:

	Payments Due by Period

		Less than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

	(In thousands)
Long-Term Debt Obligations(1)	$135,000	$—	$—	$—	$135,000
Purchase Obligations	2,933	2,933	—	—	—
Other Long-Term Obligations(2)	14,407	911	5,542	3,827	4,127
Operating Lease Obligations(3)	128,169	18,363	29,374	27,255	53,177

Total	$280,509	$22,207	$34,916	$31,082	$192,304

(1)	On or after July 15, 2008 we may redeem for cash some or all of our Zero Coupon Convertible Subordinated Notes due 2023. In addition, holders of the Zero Coupon Convertible Subordinated Notes due 2023 also have the right to require us to purchase some or all of their notes for cash on July 15, 2008, July 15, 2013 and July 15, 2018 (See Note 8 to the Consolidated Financial Statements).

(2)	Other long-term obligations consist primarily of restructuring charges and excludes $6.2 million in aggregate of lease incentive deferrals and deferred rent, which are amortized over a fifteen year period.

(3)	Operating lease obligations primarily represent rental payments for office facilities and are exclusive of any sublease income associated with these facilities. As of December 31, 2004, we had recorded restructuring reserves totaling approximately $17.4 million relating to excess space at certain of these facilities. Operating lease terms generally range from one to fifteen years with early termination and renewal provisions included in certain leases.
      As of December 31, 2004, we had $126.1 million of cash and cash equivalents, $410.9 million in investments in marketable securities consisting of government and corporate debt securities and $15.3 million in restricted cash. As of December 31, 2003, our principal commitments consisted of $135.0 million principal amount of our Zero Coupon Convertible Subordinated Notes due 2023 and our obligations under operating leases.
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
Related Party Transactions
      We maintain a 15.5% interest in DoubleClick Japan. On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick Japan continues to sell our suite of DART technology products as part of a long-term technology reseller agreement. Revenue recognized through services provided to DoubleClick Japan was approximately $3.4 million and $3.2 million for years ended December 31, 2004 and 2003, respectively.
      In addition, we hold a 19.8% interest in MaxWorldwide. This interest was acquired in July 2002 as a result of the sale of our North American Media business. We recognized revenue of approximately $2.2 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively, relating to services provided to MaxWorldwide. In 2004, we did not provide any services to MaxWorldwide as a result of the sale of its MaxOnline division and its plan of liquidation and dissolution.
      In 2004, we sold our 15% interest in AdLINK to United Internet AG, the majority shareholder of AdLINK. Prior to the sale, we recognized revenue of approximately $1.4 million, $2.7 million and $2.0 million during 2004, 2003, and 2002, respectively, relating to services provided to AdLINK.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate debt obligations and money market funds. As of December 31, 2004, our investments in marketable securities had a weighted average time to maturity of 279 days.

      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2004:

	One Year	One to Two	Two to	Five and
	or Less	Years	Five Years	Thereafter	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$126,135	$—	$—	$—	$126,135
Average interest rate	1.97%
Fixed-rate investments in marketable securities	$264,332	$146,552	$—	$—	$410,884
Average interest rate	1.79%	2.26%

Liabilities:
Convertible subordinated notes	$—	$—	$135,000	$—	$126,254
Average interest rate			0.00%
      As of December 31, 2004, the current portion of restricted cash was $3.6 million and the average interest rate associated with this cash was 1.0% and the non-current portion of restricted cash was $11.7 million with an average interest rate of 1.7%. Restricted cash primarily represents amounts placed in escrow relating to funds to cover office lease security deposits and our automated clearinghouse payment function.
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
      The Zero Coupon Convertible Subordinated Notes due 2023 contain an embedded derivative, the value of which as of December 31, 2004 has been determined to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2004, we did not hold any other derivative financial instruments.
Foreign Currency Risk
      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than our functional currency and the functional currency of our subsidiaries. For the years ended December 31, 2004, 2003 and 2002, our international revenues were approximately $55.6 million, $56.0 million and 68.9 million, respectively. Revenues for 2004 and 2003 included beneficial foreign currency movements of approximately $3.2 million and $7.4 million, respectively, primarily due to the strength of the Euro and British pound compared to the U.S. dollar. The effect of foreign exchange rate fluctuations on operations resulted in a gain of $0.3 million for each of the years ended December 31, 2004 and 2003. For the year ended December 31, 2002, we recognized a loss of $1.2 million.
      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2004 and 2003, we had $53.9 million and $56.5 million, respectively, in cash and cash equivalents denominated in foreign currencies.
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
DOUBLECLICK INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
DoubleClick Inc.:
      We have completed an integrated audit of DoubleClick Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DoubleClick Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Performics Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Performics Inc. from our audit of internal control over financial reporting. Performics Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 13% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York
March 16, 2005

DOUBLECLICK INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands, except share
	amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,135	$183,484
Investments in marketable securities	264,332	151,898
Restricted cash	3,635	16,328
Accounts receivable, net of allowances of $10,051 and $7,519, respectively	84,165	51,491
Prepaid expenses and other current assets	12,257	17,473

Total current assets	490,524	420,674
Investment in marketable securities	146,552	312,434
Restricted cash	11,668	11,668
Property and equipment, net	77,821	75,786
Goodwill	72,948	18,658
Intangible assets, net	22,395	10,847
Investment in affiliates	5,772	13,422
Other assets	13,749	14,408

Total assets	$841,429	$877,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	34,964	4,164
Accrued expenses and other current liabilities	56,844	63,152
Deferred revenue	13,687	8,188

Total current liabilities	105,495	75,504
Convertible subordinated notes — Zero Coupon, due 2023	135,000	135,000
Other long term liabilities	20,570	27,046

Total liabilities	261,065	237,550
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 140,564,907 and 139,329,875 shares issued, respectively	141	139
Treasury stock, 14,864,925 and 1,846,170 shares, respectively	(109,223)	(10,396)
Additional paid-in capital	1,294,510	1,287,775
Accumulated deficit	(612,013)	(649,523)
Other accumulated comprehensive income	6,949	12,352

Total stockholders’ equity	580,364	640,347

Total liabilities and stockholders’ equity	$841,429	$877,897

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenue	$301,623	$271,337	$300,198
Cost of revenue	86,959	94,131	109,406
Restructuring charge	—	—	4,374

Total cost of revenue	86,959	94,131	113,780

Gross profit	214,664	177,206	186,418

Operating expenses:
Sales and marketing	104,029	92,308	101,527
General and administrative	35,864	36,063	46,401
Product development	46,459	39,180	39,790
Amortization of intangibles	5,228	5,896	12,392
Impairment of goodwill and intangible assets	5,592	—	47,077
Restructuring charge (credits), net	(4,514)	(9,092)	94,011

Total operating expenses	192,658	164,355	341,198
Income (loss) from operations	22,006	12,851	(154,780)
Other income (expense)
Equity in losses of affiliates	(1,299)	(2,551)	(331)
Impairment of investments in affiliates	—	—	(14,147)
Gain on sale of investments in affiliates	7,125	—	7,880
Gain on distribution from affiliate	2,400	—	—
Gain on sale of businesses, net	—	—	17,946
Gain (loss) on early extinguishment of debt	—	(4,406)	11,855
Interest and other, net	10,485	12,063	15,932

Total other income	18,711	5,106	39,135
Income (loss) before income taxes	40,717	17,957	(115,645)
Provision for income taxes	3,207	1,039	4,794

Income (loss) before minority interest	37,510	16,918	(120,439)
Minority interest in results of consolidated subsidiaries	—	—	2,549

Net income (loss)	$37,510	$16,918	$(117,890)

Basic net income (loss) per share	$0.29	$0.12	$(0.87)

Weighted average shares used in basic net income (loss) per share	131,159	137,074	135,840

Diluted net income (loss) per share	$0.26	$0.11	$(0.87)

Weighted average shares used in diluted net income (loss) per share	144,178	150,345	135,840

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$37,510	$16,918	$(117,890)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and leasehold amortization	25,413	51,252	42,340
Amortization of intangible assets	10,092	9,427	14,713
Equity in losses of affiliates	1,299	2,551	331
Impairment of investments in affiliates	—	—	14,147
Goodwill and other impairments	5,592	—	47,077
Restructuring credits, net	(4,514)	(9,092)	—
Gain (loss) on early extinguishment of debt	—	4,406	(11,855)
Minority interest	—	—	(2,549)
Gain on sale of businesses, net	—	—	(17,946)
Gain on distribution from affiliate	(2,400)	—	—
Gain on sale of investment of affiliates, net	(7,125)	—	(7,880)
Other non-cash items	2,389	1,673	16,743
Provisions for bad debts and advertiser discounts	12,231	8,234	19,126
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(25,272)	(9,134)	3,431
Prepaid expenses and other assets	7,424	4,631	6,899
Accounts payable	14,319	(4,218)	(15,904)
Lease termination and related payments	(7,625)	(70,874)	—
Accrued expenses and other liabilities	(7,388)	(22,619)	52,503
Deferred revenue	1,539	1,763	626

Net cash provided by (used in) operating activities	63,484	(15,082)	43,912
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities	(127,706)	(409,045)	(488,286)
Maturities of investments in marketable securities	177,155	541,367	522,734
Restricted cash	12,693	(2,905)	(7,455)
Purchases of property and equipment	(26,295)	(28,580)	(12,113)
Acquisition of businesses and intangible assets, net of cash acquired	(72,002)	(2,757)	(4,842)
Proceeds from sale of investments of affiliates	9,519	656	37,994
Proceeds from distribution from affiliate	2,400	—	—
Proceeds from sale of intangible asset, net	—	900	—
Proceeds from sale of businesses	—	—	16,927
Investment in affiliates	(1,216)	—	—

Net cash (used in) provided by investing activities	(25,452)	99,636	64,959
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	4,305	5,038	5,713
Proceeds from issuance of convertible subordinated notes, net	—	131,963	—
Repurchase of convertible subordinated notes	—	(157,952)	(53,578)
Purchases of treasury stock	(98,827)	(1,447)	(4,483)
Payments under capital lease obligations and notes payable	(3,675)	(8,887)	(16,113)
Other	—	—	(1,000)

Net cash used in financing activities	(98,197)	(31,285)	(69,461)
DECONSOLIDATION OF SUBSIDIARY		—	(21,890)
Effect of exchange rate changes on cash and cash equivalents	2,816	6,544	6,640

Net (decrease) increase in cash and cash equivalents	(57,349)	59,813	24,160
Cash and cash equivalents at beginning of period	$183,484	$123,671	$99,511

Cash and cash equivalents at end of period	$126,135	$183,484	$123,671

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Preferred Stock		Common Stock		Treasury Stock		Additional		Other	Total
							Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

	(In thousands, except share amounts)
Balance at January 1, 2002	—	$—	134,799,135	$135	(765,170)	$(4,466)	$1,265,953	$(548,552)	$(9,747)	$703,323
Net loss								(117,890)		(117,890)
Cumulative foreign currency translation									20,050	20,050
Unrealized loss on marketable securities								—	(5,733)	(5,733)

Comprehensive gain (loss)								(117,890)	14,317	(103,573)
Issuance of common stock for acquisitions			1,000,240	1			7,709			7,710
Purchase of treasury stock					(915,500)	(4,483)				(4,483)
Issuance of common stock under 401(k) plan			256,253				1,871			1,871
Common shares issued upon exercise of stock options			1,623,591	2			4,567			4,569
Employee stock purchases	—	—	175,166	—	—	—	1,144	—	—	1,144

Balance at December 31, 2002	—	—	137,854,385	138	(1,680,670)	(8,949)	1,281,244	(666,441)	4,570	610,562
Net income								16,918		16,918
Cumulative foreign currency translation									8,413	8,413
Unrealized loss on marketable securities								—	(631)	(631)

Comprehensive income								16,918	7,782	24,700
Purchase of treasury stock					(165,500)	(1,447)				(1,447)
Issuance of common stock under 401(k) plan			194,550				1,494			1,494
Common shares issued upon exercise of stock options			1,129,768	1			4,371			4,372
Employee stock purchases	—	—	151,172	—	—	—	666	—	—	666

Balance at December 31, 2003	—	—	139,329,875	139	(1,846,170)	(10,396)	1,287,775	(649,523)	12,352	640,347
Net income								37,510	—	37,510
Cumulative foreign currency translation								—	3,375	3,375
Unrealized loss on marketable securities								—	(8,778)	(8,778)

Comprehensive income								37,510	(5,403)	32,107
Purchase of treasury stock					(13,018,755)	(98,827)				(98,827)
Tax benefit upon exercise of stock options							44			44
Issuance of common stock under 401(k) plan			298,206	1			2,389			2,390
Common shares issued upon exercise of stock options			722,756	1			3,319			3,320
Employee stock purchases	—	—	214,070	—	—	—	983	—	—	983

Balance at December 31, 2004	—	$—	140,564,907	$141	$(14,864,925)	$(109,223)	$1,294,510	$(612,013)	$6,949	$580,364

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1 —	Description of Business and Summary of Significant Accounting Policies

Description of business
      DoubleClick is a leading provider of technology and data products and services used by advertising agencies, marketers and Web publishers and advertisers to plan, execute and analyze their marketing programs. Combining technology and data expertise, DoubleClick’s solutions help its customers to optimize their advertising and marketing campaigns online and through direct mail. DoubleClick offers a broad array of technology and data products and services to its customers to allow them to address a full range of the marketing processes, from pre-campaign planning and testing, to execution, measurement and campaign refinements.
      DoubleClick derives its revenues from two business segments: TechSolutions and Data. DoubleClick TechSolutions includes its Ad Management, Marketing Automation and Performics divisions. DoubleClick’s Ad Management division primarily consists of the DART for Publishers Service, the DART for Advertisers Service and the DART Enterprise ad serving software product. DoubleClick’s Marketing Automation division primarily consists of email products based on DoubleClick’s DARTmail Service and its Enterprise Marketing Solutions, or EMS, business which consists of its campaign management and marketing resource management, or MRM, products. Following the acquisition of Performics Inc. in June 2004, DoubleClick created a third division within TechSolutions which offers search engine marketing and affiliate marketing solutions.
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
      Marketable securities consist of investment grade government and corporate debt securities and are classified as current or non-current assets depending on their dates of maturity. As of December 31, 2004, all marketable securities included in non-current assets have maturities greater than one year.
      DoubleClick classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. DoubleClick recognizes gains and losses when these securities are sold using the specific

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
identification method. DoubleClick has not recognized any material gains or losses from the sale of its investments in marketable securities.
      Restricted cash primarily represents amounts placed in escrow relating to funds used to cover office lease security deposits and DoubleClick’s automated clearinghouse payment function.
      At December 31, 2004, cash and cash equivalents, investments in marketable securities and restricted cash consisted of the following:

		Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value

Cash and cash equivalents:
Cash	$125,281	—	—	$125,281
Money market and other cash accounts	854	—	—	854

	$126,135	—	—	$126,135

Investments in marketable securities and restricted cash:
Governmental bonds and notes	$186,997	(1,301)	—	$185,696
Corporate debt securities	242,203	(1,712)	—	240,491

	$429,200	(3,013)	—	$426,187

      At December 31, 2003, cash and cash equivalents, investments in marketable securities and restricted cash consisted of the following:

		Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value

Cash and cash equivalents:
Cash	$80,199	—	—	$80,199
Money market and other cash accounts	103,285	—	—	103,285

	$183,484	—	—	$183,484

Investments in marketable securities and restricted cash:
Money market and other cash accounts	$15,200	—	—	$15,200
Governmental bonds and notes	12,289	—	105	12,394
Corporate debt securities	463,853	(427)	1,308	464,734

	$491,342	(427)	1,413	$492,328

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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Goodwill and other intangible assets
      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. See Note 6 — “Impairment of Goodwill and Other Intangible Assets.”
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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      Data. Abacus provides services to its clients that result in a deliverable product in the form of consumer and business prospect lists. Revenues are recognized when the product is shipped to the client, provided collection of the resulting receivable is reasonably assured. Data Management provides list processing, database development and database management services. List processing revenues are recognized in the period that the product is completed and delivered, provided that collection is reasonably assured. Database development fees are deferred and recognized ratably over the expected term of the customer relationship. Database management revenues are recognized as the services are provided.

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

Advertising expenses
      DoubleClick expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing in the consolidated statements of operations and totaled $6.2 million, $2.8 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

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
      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, DoubleClick’s net income would have decreased and net loss would have increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net income (loss)
As reported	$37,510	$16,918	$(117,890)
Pro forma per SFAS 123	$11,529	$(103,550)	$(239,327)
Basic net income (loss) per share:
As reported	$0.29	$0.12	$(0.87)
Pro forma per SFAS 123	$0.09	$(0.76)	$(1.76)
Diluted net income (loss) per share:
As reported	$0.26	$0.11	$(0.87)
Pro forma per SFAS 123	$0.08	$(0.76)	$(1.76)
      The per share weighted average fair value of options granted for the years ended December 31, 2004, 2003 and 2002 was $3.91, $4.17 and $4.09, respectively, on the grant date with the following weighted average assumptions:

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.34%	2.97%	3.82%
Expected life	5.0 years	4.5 years	4.5 years
Volatility	65%	60%	70%
      The pro forma impact of options on the net income (loss) for the years ended December 31, 2004, 2003 and 2002 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Basic and diluted net income (loss) per share
      Basic net income (loss) per share excludes the effect of potentially dilutive securities and is computed by dividing the net income (loss) available to shareholders by the weighted-average number of shares outstanding for the reporting period. Diluted net income (loss) per share adjusts this calculation to reflect the

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
impact of outstanding convertible securities and stock options to the extent that their inclusion would have a dilutive effect on net income (loss) per share for the reporting period.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net income (loss)	$37,510	$16,918	$(117,890)

Weighted average basic shares outstanding	131,159	137,074	135,840
Effect of dilutive securities: stock options	2,719	3,646	—
Convertible subordinated notes — Zero Coupon, due 2023	10,300	7,725	—
Convertible subordinated notes — 4.75% Coupon, due 2006	—	1,900	—

Weighted average diluted shares outstanding	144,178	150,345	135,840

Basic net income (loss) per share	$0.29	$0.12	$(0.87)

Diluted net income (loss) per share	$0.26	$0.11	$(0.87)

      At December 31, 2004, 2003, and 2002 outstanding options of approximately 13.4 million, 12.0 million and 18.7 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net income (loss) per share at December 31, 2002, excludes the effect of 3.8 million shares issuable upon conversion of the 4.75% Convertible Subordinated Notes due 2006 since their inclusion would also have had an antidilutive effect.

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
      DoubleClick’s financial instruments consist of cash and cash equivalents, investments in marketable securities, restricted cash, accounts receivable, accounts payable, accrued expenses and convertible subordinated notes. At December 31, 2004 and 2003 the fair value of these instruments approximated their financial statement-carrying amount with the exception of the convertible subordinated notes. The Zero Coupon Convertible Subordinated Notes due 2023 had an estimated fair value of $126.3 million and $138.7 million at December 31, 2004 and 2003, respectively.

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
December 31, 2004

Reclassifications
      Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation.

New accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 (“SFAS 123”) and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for periods beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. DoubleClick will adopt SFAS 123R as of July 1, 2005; however, DoubleClick has not yet determined which of the adoption methods it will use. Based on stock options granted to employees through December 31, 2004, DoubleClick expects that the adoption of SFAS 123R on July 1, 2005 will reduce both third quarter 2005 and fourth quarter 2005 net income by approximately $4.0 million or $0.03 per diluted share.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in the fiscal year beginning January 1, 2006 and is not expected to have a material effect on DoubleClick’s Consolidated Financial Statements.
      In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-13 (“EITF 03-13”), “Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations”. EITF 03-13 provides guidance for evaluating whether the criteria in paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, have been met for classifying as a discontinued operation, a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of SFAS No. 144 requires that cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 defines which cash flows are relevant for assessing whether cash flows have been eliminated and it provides a framework for evaluating what types of ongoing involvement constitute significant continuing involvement. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 may have a material impact on DoubleClick’s financial position or results of operations in 2005 depending on the outcome of our review of strategic options.
      In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10 (EITF 04-10), “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. EITF 04-10 clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
about Segments of an Enterprise and Related Information”. According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated under paragraph 19 only if aggregation is consistent with the objective and basic principle of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The FASB staff is currently working on a FASB Staff Position (“FSP”) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The effective date of EITF 04-10 has been delayed in order to coincide with the effective date of the anticipated FSP. DoubleClick does not foresee any significant changes in the reporting practices used to report its segment information.
      On September 30, 2004, the EITF confirmed their tentative conclusion on EITF Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and requires restatement of prior period earnings per share amounts. DoubleClick adopted EITF 04-8 during the fourth quarter of 2004 and have restated prior period earnings per share amounts and presented 2004 earnings per share amounts based upon the requirements of EITF 04-8. In 2004 and 2003, diluted earnings per share amounts reflect DoubleClick’s Zero Coupon Convertible Subordinated Notes due 2023, which represent 10.3 million potential shares of common stock. In addition, 2003 dilutive earnings per share amounts include DoubleClick’s 4.75% Convertible Subordinated Notes due 2006, which represent 3.8 million potential shares of common stock. These notes were redeemed in July 2003. In 2002, diluted earnings per share amounts exclude DoubleClick’s 4.75% Convertible Subordinated Notes due 2006 since their inclusion would have had an antidilutive effect. Due to the adoption of this pronouncement, full year 2004 and 2003 diluted earnings per share were reduced by $0.02 and $0.01, respectively

Change in Accounting Estimate
      Effective June 15, 2003, DoubleClick changed its estimate of the useful lives of its furniture and fixtures and leasehold improvements located at its former New York headquarters. The average remaining useful life for these assets was reduced from approximately two and twelve years for furniture and fixtures and leasehold improvements, respectively, to six and one half months for both asset types in order to recognize depreciation expense over the remaining time that the assets were expected to remain in service. The change was due to the relocation of DoubleClick’s New York headquarters in the fourth quarter of 2003. On August 19, 2003, DoubleClick entered into a Lease Termination Agreement to terminate the lease for its facility located in San Francisco. As a result of this lease termination, DoubleClick accelerated the amortization of its leasehold improvements at this facility due to the change in useful life of these assets. The average remaining useful life of these assets was reduced from approximately nine years to one month as DoubleClick vacated this facility on September 19, 2003. As a result of these changes for the New York and San Francisco facilities, net income was reduced by approximately $14.6 million, or $0.10 per diluted share, for the year ended December 31, 2003. The amortization of these assets is allocated over headcount and therefore impacts cost of revenue, sales and marketing, general and administrative and product development expenses.
      Effective January 1, 2002, DoubleClick changed its estimate of the useful lives of its production equipment and software. The estimated useful life for these assets was extended from three years to four years in order to recognize depreciation expense over the remaining time that the assets are expected to be in service. The change was based on an analysis performed by DoubleClick’s operations department. As a result of this change, net loss was reduced by approximately $8.3 million, or $0.06 per diluted share, for the year ended December 31, 2002.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
Note 2 — Business Transactions

Acquisitions
2004

Performics Inc.
      On June 22, 2004, DoubleClick completed its acquisition of Performics, a privately-held search engine marketing and affiliate marketing company based in Chicago, Illinois for approximately $58.2 million in cash. In addition, DoubleClick will pay the former shareholders of Performics an additional $6.6 million during 2005 based on their attainment of certain 2004 revenue objectives. This payment was accounted for as an adjustment to purchase price. Performics’ search engine marketing solutions are designed to help clients automate their paid placement, paid inclusion and comparison shopping listings across multiple search providers and publishers. Performics also provides the infrastructure for affiliate marketing, through which marketers manage, track, and report on their offers across multiple affiliate sites. This acquisition enabled DoubleClick to offer performance based marketing products and services.
      The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$24.9
Property and equipment	$1.4
Other intangible assets	$18.7
Goodwill	$41.6

Total assets acquired	$86.6
Total liabilities assumed	$(21.8)

Net assets acquired	$64.8

      On the basis of estimated fair values, approximately $11.8 million of the purchase price has been allocated to purchased technology and $6.9 million to customer relationships. The purchased technology and the customer relationships are being amortized on a straight-line basis over three years based on each intangible’s estimated useful life. DoubleClick recorded approximately $41.6 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and, in accordance with SFAS No. 142, will be and has been periodically tested for impairment.
      The results of Performics’ operations were included in DoubleClick’s Consolidated Statement of Operations beginning in the third quarter of 2004.

SmartPath, Inc.
      On March 19, 2004, DoubleClick completed its acquisition of SmartPath, a privately-held marketing resource management, or MRM, software company based in Raleigh, North Carolina for approximately $24.1 million in cash. The SmartPath solution added marketing planning and operational management solutions to DoubleClick’s existing offerings.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      The purchase price has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of acquisition as follows (in millions):

Current assets	$3.2
Property and equipment	0.1
Other intangible assets	7.1
Goodwill	15.7

Total assets acquired	26.1
Total liabilities assumed	$(2.0)

Net assets acquired	$24.1

      On the basis of estimated fair values, approximately $3.3 million of the purchase price has been allocated to purchased technology, $1.4 million to customer relationships and $2.4 million to a covenant not to compete. The purchased technology and the customer relationships are being amortized on a straight-line basis over three years based on each intangible’s estimated useful life. The covenant not to compete is being amortized on a straight-line basis over 15 months. DoubleClick recorded approximately $15.7 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and, in accordance with SFAS No. 142, will be and has been periodically tested for impairment. (See Note 6 “Impairment of Goodwill and Other Intangible Assets”).
      The results of SmartPath’s operations were included in DoubleClick’s Consolidated Statement of Operations beginning in the second quarter of 2004. In the third quarter of 2004, SmartPath was included as a component of DoubleClick’s Enterprise Marketing Solutions business.
2003
Computer Strategy Coordinators, Inc.
      On June 30, 2003, DoubleClick completed its acquisition of Computer Strategy Coordinators, Inc. (“CSC”), a data management company based in Schaumburg, Illinois. This acquisition enabled DoubleClick to strengthen the link between its email and campaign management businesses with its data businesses, to create a comprehensive and bundled solution. In the transaction, DoubleClick acquired all of the outstanding shares of CSC in exchange for approximately $2.8 million in cash, inclusive of $0.4 million of direct acquisition costs, and the assumption of certain indebtedness.
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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
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
December 31, 2004
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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      The aggregate purchase price of $11.3 million has been allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows (in millions):

Current assets	$4.6
Other intangible assets	1.9
Goodwill	28.5
Other non-current assets	4.1

Total assets acquired	$39.1
Total liabilities assumed	$(27.8)

Net assets acquired	$11.3

      Approximately $1.9 million of the purchase price has been allocated to customer relationships and is being amortized on a straight-line basis over two years. DoubleClick recorded approximately $28.5 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible and, in accordance with SFAS No. 142, will be and has been periodically tested for impairment. (See Note 6 “Impairment of Goodwill and Other Intangible Assets”).
      Assumed liabilities include costs accrued of approximately $12.5 million for idle space at a facility in Louisville, Colorado. As of December 31, 2004, approximately $5.9 million has been paid. In the second quarter of 2003, DoubleClick recorded additional reserves against this facility of $1.7 million. In the third quarter of 2004, DoubleClick subleased this property at rates in excess of its previous estimate of sublease income and reversed $4.5 million of this reserve as a restructuring credit.
      The results of operations for MessageMedia have been included in DoubleClick’s Consolidated Statements of Operations from the date of acquisition.
Divestitures

DoubleClick Japan
      On December 26, 2002, DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and received proceeds of $14.3 million, reducing its ownership interest from 38.2% to 15.6%. DoubleClick also retained one seat on DoubleClick Japan’s board of directors. As a result of this transaction, DoubleClick accounts for its remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. See Note 3 — “Investments in Affiliates”.
      Revenue recognized through services provided to DoubleClick Japan was approximately $3.4 and $3.2 million during the years ended December 31, 2004 and 2003, respectively.

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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
for this investment under the equity method of accounting and reports its share of MaxWorldwide’s results on a 90-day lag.
      On August 13, 2002, MaxWorldwide repurchased 5,596,972 shares of its common stock. As a result of this repurchase, DoubleClick’s ownership percentage increased to 19.8%.
      On July 22, 2003, MaxWorldwide stockholders approved a proposal to adopt a plan of liquidation and dissolution, pursuant to which it would dissolve and liquidate MaxWorldwide and its subsidiaries. On July 31, 2003, MaxWorldwide completed the sale of its MaxOnline division and the plan of liquidation and dissolution became effective. As of August 1, 2003, MaxWorldwide has adopted the liquidation basis of accounting and therefore will not be reporting a statement of operations for periods subsequent to July 31, 2003. As a result of these events it is unlikely that MaxWorldwide will achieve the financial milestones that would trigger DoubleClick’s right to receive the $6.0 million in contingent cash consideration discussed above. In its quarterly report on Form 10-Q for the quarter ended September 30, 2003, MaxWorldwide reported net assets in liquidation of approximately $25.7 million. See Note 3 — “Investments in Affiliates”.
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

European Media Business
      On January 28, 2002, DoubleClick completed the sale of its European Media business to AdLINK Internet Media AG (“AdLINK”), a German provider of Internet advertising solutions, in exchange for $26.3 million and the assumption by AdLINK of liabilities associated with DoubleClick’s European Media business. Intercompany liabilities in an amount equal to $4.3 million were settled through a cash payment by AdLINK to DoubleClick at the closing of the transaction. Following the closing of the transaction described above, United Internet AG (“United Internet”), AdLINK’s largest shareholder, exercised its right to sell to DoubleClick 15% of the outstanding common shares of AdLINK in exchange for $30.6 million. Pursuant to its agreement with United Internet, the exercise of this right caused DoubleClick’s option to acquire an additional 21% of AdLINK common shares for United Internet to vest. This option was only exercisable if AdLINK achieved EBITDA-positive results for two out of three consecutive fiscal quarters before December 31, 2003. AdLINK did not achieve EBITDA positive results during these periods, therefore the option expired unexercised.
      As a result of the transactions described above, DoubleClick sold its European Media business and received a 15% interest in AdLINK, which represented approximately 3.9 million shares valued at approximately $8.3 million. DoubleClick’s option to acquire an additional 21% of the outstanding common shares of AdLINK for United Internet also vested. DoubleClick received $2.0 million as partial reimbursement for its cash outlays related to the acquisitions of, and payments with respect to, the minority interests in certain of its European subsidiaries pursuant to its agreement to sell its European Media business. See Note 3 — “Investments in Affiliates”.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      Revenue recognized from services provided to AdLINK prior to their sale were approximately $1.4 million, $2.7 million and $2.0 million during the years ended December 31, 2004, 2003, and 2002, respectively.
      The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of Performics, SmartPath, CSC, Protagona, Abacus Direct Europe and MessageMedia, consummated during 2004, 2003 and 2002 and the dispositions of a portion of its interest in DoubleClick Japan, the European and North American Media businesses and the @plan research product line completed during 2002, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions and dispositions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues	$311,780	$293,152	$289,684
Net income (loss)	$33,530	$6,975	$(143,770)
Basic net income (loss) per share	$0.26	$0.05	$(1.06)
Diluted net income (loss) per share	$0.23	$0.05	$(1.06)
NOTE 3 — Investment in Affiliates
      DoubleClick’s investments in affiliates at December 31, 2004 and 2003 consisted of the following:

	December 31,

	2004	2003

	(In thousands)
AdLINK Internet Media AG	$—	$7,578
DoubleClick Japan	5,492	5,844
Abacus Deutschland	280	—
MaxWorldwide, Inc.	—	—

	$5,772	$13,422

      As of December 31, 2004 and 2003, DoubleClick’s investments in MaxWorldwide and DoubleClick Japan represent investments in publicly traded companies which are accounted under the equity method of accounting. At December 30, 2004 and December 31, 2003, the fair value of these investments was as follows:

	December 31,

	2004	2003

	(In thousands)
MaxWorldwide, Inc.	$2,112	$3,840
DoubleClick Japan	$11,378	$12,981
2004
      In January 2004, DoubleClick commenced operations of Abacus Deutschland, a joint venture with AZ Direct GmbH, a subsidiary of Bertelsmann AG, a global media company. DoubleClick has a 50% interest in the joint venture which has required investments to date of approximately $1.2 million.
      In the first quarter of 2004, DoubleClick recognized a gain of $2.4 million relating to a distribution from MaxWorldwide in connection with its plan of liquidation and dissolution. DoubleClick still maintains a 19.8%

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
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
      For the year ended December 31, 2004, DoubleClick recorded an equity loss of $1.3 million. This loss consisted of approximately $0.9 million from DoubleClick’s equity investment in Abacus Deutschland and approximately $0.4 million from DoubleClick’s equity investment in DoubleClick Japan.
2003
      During the first quarter of 2003, DoubleClick sold its remaining investment in NetRatings and received proceeds of approximately $0.6 million. The gain recognized on the sale of this investment was not material.
      For the year ended December 31, 2003, DoubleClick recorded an equity loss of $2.5 million. This loss consisted of approximately $2.0 million from DoubleClick’s equity investment in MaxWorldwide and approximately $0.5 million from DoubleClick’s equity investment in DoubleClick Japan.
2002
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
      In the fourth quarter of 2002, DoubleClick sold certain of its investments in affiliates and recorded a gain of approximately $7.9 million. The gain was associated with the sale DoubleClick’s investment in ValueClick and partial sales of its ownership interests in DoubleClick Japan and NetRatings. In the fourth quarter of 2002, DoubleClick entered into a repurchase agreement with ValueClick whereby ValueClick repurchased all of DoubleClick’s remaining 7.9 million shares for $21.3 million or approximately $2.70 per share. DoubleClick recognized a gain of $4.7 million from the sale of the investment. In addition, in December 2002 DoubleClick sold 45,049 shares of common stock in DoubleClick Japan and reduced its ownership interest to 15.6%. DoubleClick received proceeds of $14.3 million and recognized a gain of $3.1 million. Additionally, in the fourth quarter of 2002 DoubleClick sold 402,011 shares of NetRatings and received proceeds of approximately $2.5 million. DoubleClick recognized an immaterial gain on the sale of this investment.
      For the year ended December 31, 2002, DoubleClick recorded an equity loss of $0.3 million. This loss consisted of approximately $0.5 million from DoubleClick equity investment in MaxWorldwide, partially offset by equity income of $0.2 million relating to DoubleClick’s 50% interest in the Abacus Direct Europe joint venture. Since the June 26, 2002 acquisition of the remaining 50% interest in Abacus Direct Europe that DoubleClick did not previously own, the results of operations of Abacus Direct Europe have been consolidated into DoubleClick’s operations. See Note 2 — “Business Transactions”.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
NOTE 4 — Goodwill
      The changes in the carrying amount of goodwill for year ended December 31, 2004 are as follows (in thousands):

Balance at December 31, 2003	$18,658
Acquisition of SmartPath	15,719
Acquisition of Performics	41,627
Impairment charge (See Note 6)	(1,506)
Tax adjustment related to prior year acquisitions	(1,550)

Balance at December 31, 2004	$72,948

      Goodwill at December 31, 2004 and December 31, 2003 by reporting unit consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Email	$17,108	$18,658
Performics	41,627	—
EMS	14,213	—

	$72,948	$18,658

      The email, Performics and EMS reporting units are all part of DoubleClick’s TechSolutions segment.

NOTE 5 —	Intangible Assets
      Intangible assets consist of the following:

		December 31, 2004
	Weighted				December 31,
	Average	Gross			2003
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net	Net

	(In thousands)
Patents and trademarks	36 months	$2,084	$(2,084)	$—	$—
Customer relationships	31 months	34,525	(24,808)	$9,717	6,105
Purchased technology and other	37 months	22,044	(10,326)	$11,718	4,742
Covenant not to compete	15 months	2,400	(1,440)	$960	—

	33 months	$61,053	$(38,658)	$22,395	$10,847

      Amortization expense was $10.1 million, $9.4 million and $14.7 million for the years ended December 31, 2004, 2003 and 2002 respectively. For the years ended December 31, 2004, 2003 and 2002, $4.9 million, $3.5 million and $2.3 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.
      Based on the balance of intangible assets at December 31, 2004, the annual amortization expense for each of the succeeding three fiscal years is estimated to be $10.5 million, $8.4 million and $3.5 million in 2005, 2006 and 2007, respectively.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      In 2004, DoubleClick recorded an impairment charge of $4.1 million relating to intangible assets of its Enterprise Marketing Solutions, or EMS, business. See Note 6 — “Impairment of Goodwill and Other Intangible Assets”
NOTE 6 — Impairment of Goodwill and Other Intangible Assets
      In 2004, DoubleClick initiated a valuation for its Enterprise Marketing Solutions, or EMS, business, which consists of its campaign management and marketing resource management products. This valuation was performed with the assistance of a third party to determine if the recorded balances of goodwill and other intangible assets relating to this reporting unit were recoverable. The recoverability of these assets was brought into question as a result of the lower than expected revenues generated to date and the reduced estimates of future performance primarily from DoubleClick’s campaign management products. The fair market value of the EMS reporting unit was determined based on projected discounted cash flows and price/revenue multiples of competitors in the EMS marketplace. The outcome of this valuation resulted in an impairment charge of $5.6 million being recorded during the quarter based on the difference between the carrying value and the fair market value of this business. The impairment charge consisted of a write-down in goodwill of $1.5 million and intangible assets of $4.1 million. The conclusion regarding the recognition of this charge was made in connection with the preparation of the financial statements for the third quarter of 2004.
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
NOTE 7 — Property and Equipment

		December 31,
	Estimated
	Useful Life	2004	2003

		(In thousands)
Computer equipment and purchased software	1-3 years	$210,514	$191,886
Furniture and fixtures	5 years	7,183	8,913
Leasehold improvements	1-15 years	10,624	10,388
Building and building improvements	20-40 years	26,723	26,723
Land		3,050	3,050
Capital work-in-progress		1,359	169

		259,453	241,129
Less accumulated depreciation and amortization		(181,632)	(165,343)

		$77,821	$75,786

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      Depreciation and amortization expense related to property and equipment was approximately $25.4 million, $51.3 million and $42.3 million in 2004, 2003 and 2002, respectively.

NOTE 8 —	Accounts Payable
      Accounts payable consists of the following:

	December 31,

	2004	2003

	(In thousands)
Accounts payable — trade	$6,606	$4,164
Accounts payable — site payments	28,358	—

	$34,964	$4,164

      Site payments represent amounts owed to Web sites in connection with search engine and affiliate marketing advertising campaigns managed by our Performics division on behalf of our advertiser clients. Site payments are remitted to the applicable Web sites only upon collection of the underlying receivable due from our advertiser clients. The net accounts receivable balance associated with our Performics business was $27.9 million as of December 31, 2004.

NOTE 9 —	Convertible Subordinated Debt
      On June 23, 2003, DoubleClick issued $135.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 (the “Zero Coupon Notes”) in a private offering. The Zero Coupon Notes do not bear interest and have a zero yield to maturity. The Zero Coupon Notes are convertible under certain circumstances into DoubleClick common stock at a conversion price of approximately $13.12 per share, which would result in an aggregate of approximately 10.3 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Zero Coupon Notes will initially be convertible into 76.2311 shares of DoubleClick common stock prior to July 15, 2023 if the sale price of DoubleClick’s common stock issuable upon conversion of the Zero Coupon Notes reaches a specified threshold for a defined period of time, if specified corporate transactions have occurred or if DoubleClick calls the Zero Coupon Notes for redemption. The specified thresholds for conversion prior to the maturity date are (a) during any calendar quarter, the last reported sale price of DoubleClick’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on that 30th trading day and (b) subject to certain exceptions, during the five business day period following any five consecutive trading day period, the trading price per $1,000 principal amount of Zero Coupon Notes for each of the five consecutive trading days is less than 98% of the product of the last reported sale price of DoubleClick’s common stock and the conversion rate (initially 76.2311) on each such day. As of December 31, 2004, these thresholds had not been met.
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
December 31, 2004
      DoubleClick received net proceeds of approximately $131.5 million and incurred issuance costs of approximately $3.5 million. The issuance costs are amortized from the date of issuance through July 15, 2008 and are included as a component of other assets on the Consolidated Balance Sheet.
      The Zero Coupon Notes contain an embedded derivative, the fair value of which as of December 31, 2004 has been determined to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any significant changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

NOTE 10 —	Stockholders’ Equity
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

Stock repurchase plan
      In November 2003, the Board of Directors authorized a stock repurchase program that permitted the repurchase of up to $100 million of outstanding DoubleClick common stock on an ongoing basis. The repurchase program could be suspended or discontinued at anytime. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. During the years ended December 31, 2004 and 2003, DoubleClick purchased 13,018,755 and 165,500 shares of its common stock at an average price of $7.59 and $8.74 per share, respectively. This program was completed in August 2004.
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

Employee stock purchase plan
      Under the DoubleClick 1999 Employee Stock Purchase Plan (the “ESPP”), which became effective on April 3, 2000, participating employees may purchase shares of DoubleClick common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee’s base compensation. For the years ended December 31, 2004 and 2003, DoubleClick issued 214,070 and 151,172 shares, respectively, pursuant to its ESPP. An additional 3,730,230 shares were reserved for issuance at December 31, 2004.

Stock purchase warrants
      In connection with its acquisition of @plan in February 2001, DoubleClick assumed 99,495 stock purchase warrants. These warrants each represent the right to purchase, until May 26, 2006, one share of DoubleClick common stock at an exercise price of $28.14 per share. As of December 31, 2004, none of these warrants had been exercised.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      In connection with its acquisition of FloNetwork in April 2001, DoubleClick assumed 7,452 stock purchase warrants. These warrants each represent the right to purchase, until September 22, 2007, one share of DoubleClick common stock at an exercise price of $27.13 per share. As of December 31, 2004, none of these warrants had been exercised.
      At December 31, 2004, DoubleClick had 106,947 stock purchase warrants outstanding with a weighted-average exercise price of $28.07 per share. At December 31, 2004, the weighted-average remaining contractual life of these warrants was approximately 1.5 years.

Stock incentive plan
      The 1997 Stock Incentive Plan (the “1997 Plan” or the “Plan”) was adopted by the Board of Directors on November 7, 1997 and was subsequently approved by the stockholders.
      Under the 1997 Plan, 39,948,152 shares of common stock have been authorized for the issuance of incentive and nonqualified stock options as of December 31, 2004. In addition, 9,718,559 shares of common stock are available for future grants under the 1997 Plan as of December 31, 2004. The number of shares of common stock reserved for issuance under the 1997 Plan automatically increases on the first trading day of each calendar year, by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, or such lesser amount as may be determined by DoubleClick’s Board of Directors, provided that no such increase will exceed 2,400,000 shares.
      Generally, options granted under the Plan vest ratably over a period of three to four years from the date of grant and expire seven years from the date of grant and terminate, to the extent unvested, on the date of termination, and to the extent vested, generally at the end of the six-month period following the termination of employment. To the extent that an option grant permits the exercise of unvested shares and is subject to repurchase by DoubleClick upon an employee’s termination of service, those unvested shares of common stock that are subsequently repurchased by DoubleClick, whether at the exercise price or issue paid per share, will be added to the reserve of common stock available for issuance under the 1997 Plan, unless otherwise determined by the Board of Directors. In no event, however, may any one participant in the 1997 Plan receive option grants or direct stock issuances for more than 1,500,000 shares of common stock in the aggregate per calendar year.
      In October 1999, DoubleClick implemented the 1999 Non-Officer Stock Incentive Plan, pursuant to which 750,000 shares of common stock have been authorized for issuance. As of December 31, 2004, no shares had been issued under this plan.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      A summary of the stock option activity for the three years ended December 31, 2004 is as follows:

	Outstanding	Weighted
	Number of	Average Exercise
	Options	Price

Balance at December 31, 2001	23,949,461	$33.46
Options granted	6,151,677	7.03
Options exercised	(1,623,591)	2.81
Options canceled	(9,769,856)	47.01

Balance at December 31, 2002	18,707,691	24.17
Options granted	5,454,723	8.68
Options exercised	(1,129,768)	3.87
Options canceled	(4,448,677)	50.67

Balance at December 31, 2003	18,583,969	14.52
Options granted	4,114,300	6.67
Options exercised	(722,756)	4.59
Options canceled	(1,678,250)	16.33

Balance at December 31, 2004	20,297,263	$13.14

Exercisable at December 31, 2004	12,091,560	$17.01

Available for future grants	9,718,559

      All stock options granted in 2004, 2003 and 2002 were granted with exercise prices at fair market value at the date of grant.
      The following table summarizes information about stock options outstanding at December 31, 2004:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Actual Range of Exercise Prices			at 12/31/04	Life	Price	at 12/31/04	Price

0.01	-	2.00	1,158,240	1.5	$0.12	1,158,240	$0.12
2.01	-	9.00	12,145,144	5.6	$6.86	5,123,155	$6.90
9.01	-	14.00	4,308,183	5.4	$11.25	3,124,469	$11.35
14.01	-	50.00	1,749,303	5.0	$27.25	1,749,303	$27.25
50.01	-	124.56	917,847	5.0	$90.57	917,847	$90.57
124.57	-	1,134.80	18,546	4.9	$212.28	18,546	$212.28

NOTE 11 —	Restructuring

2004 Restructuring
      In the third quarter of 2004, DoubleClick recorded a restructuring credit of $4.5 million. This credit was due to the reversal of a portion of DoubleClick’s real estate reserve for its facility in Louisville, Colorado. The reversal of the reserve was due to the sublease of this property at rates in excess of DoubleClick’s previous estimate of sublease income. Cash paid during 2004 with respect to previously accrued restructuring charges was approximately $12.1 million. In the first quarter of 2004, $7.6 million was paid for the final lease

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
termination payment relating to DoubleClick’s former New York headquarters. The remaining $4.5 million of cash paid in 2004 related to payments for lease and other exit costs in Louisville, Colorado and New York.
      The restructuring accrual as of December 31, 2004 of approximately $17.4 million consists primarily of DoubleClick’s facilities in London, England and Louisville, Colorado. The restructuring accrual associated with DoubleClick’s facilities represents the excess of future lease commitments over estimated sublease income in locations where DoubleClick has excess or idle space. In most cases, subleases have been signed for the entire term of these leases and DoubleClick’s estimate of sublease income is based on the agreed upon sublease rates. In facilities for which DoubleClick does not have a sublease signed for the entire term of the lease, sublease assumptions are made with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. Should market conditions or other circumstances change, this information may be updated and restructuring charges or credits may be required.
      As of December 31, 2004, approximately $3.9 million and $13.5 million remained accrued in “Accrued expenses and other current liabilities” and “Other long-term liabilities”, respectively on the Consolidated Balance Sheet. These amounts related wholly to future lease costs.

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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
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
      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established:

		Asset Write-Offs &
	Severance	Other Exit Costs	Total

2002-2004 Restructuring
Balance at January 1, 2002	$915	$48,706	$49,621
Restructuring charge	5,718	92,667	98,385
Cash expenditures	(6,277)	(13,540)	(19,817)
Reversal of deferred rent liability	—	2,440	2,440
Non cash charges	—	(23,515)	(23,515)

Balance at December 31, 2002	356	106,758	107,114
Cash expenditures	(356)	(78,970)	(79,326)
Reclass of other real estate reserves	—	13,586	13,586
Restructuring charges	—	7,444	7,444
Restructuring credits	—	(16,536)	(16,536)
Effect of foreign currency translation	—	695	695

Balance at December 31, 2003	$—	$32,977	$32,977
Restructuring credits	—	(4,514)	(4,514)
Cash expenditures	—	(12,107)	(12,107)
Effect of foreign currency translation	—	1,018	1,018

Balance at December 31, 2004	$—	$17,374	$17,374

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

NOTE 12 —	Income Taxes
      Income (loss) before provision for income taxes consisted of:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
U.S.	$30,643	$12,605	$(92,965)
Foreign	10,074	5,352	(22,680)

	$40,717	$17,957	$(115,645)

      The provision for income taxes consisted of:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current tax provision (benefit):
Federal	$599	$(1,134)	$—
State and local	391	(550)	681
Foreign	2,358	2,885	4,113

Total current tax provision	$3,348	$1,201	$4,794

Deferred tax provision (benefit):
Federal	$—	$—	$—
State and local	—	—	—
Foreign	(141)	(162)	—

Total deferred tax provision (benefit)	$(141)	$(162)	$—

Provision for income taxes	$3,207	$1,039	$4,794

      The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Tax at U.S. Federal income tax rate	$14,251	$6,285	$(40,476)
State taxes, net of federal income tax effect	254	(358)	443
Domestic valuation allowance	(10,537)	(5,464)	20,717
Federal tax reserves	—	(1,134)	—
Foreign operations	(1,309)	849	8,349
Domestic nondeductible goodwill	527	—	16,206
Other	21	861	(445)

Provision for income taxes	$3,207	$1,039	$4,794

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Property and equipment	$12,118	$27,045
Accrued expenses and other	7,742	6,476
Net operating loss, capital loss and tax credit carryforwards	259,192	259,789
Restructuring charges	3,335	10,100
Other	1,426	3,233

Total deferred tax assets	283,813	306,643
Valuation allowance	(283,202)	(306,481)

Net deferred tax assets	$611	$162

      For the year ended December 31, 2004, DoubleClick recorded a valuation allowance against those net deferred tax assets that DoubleClick believes, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, are not more likely than not expected to be realized.
      Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are intended to be reinvested indefinitely. Should a repatriation of foreign earnings occur, DoubleClick does not expect that such remittance would have a significant effect on its consolidated financial statements.
      DoubleClick is currently undergoing several foreign and state tax audits. While the outcome of such tax audits is uncertain, DoubleClick believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result.
      At December 31, 2004, DoubleClick had domestic and foreign net operating loss carryforwards of approximately $577.3 million. The federal net operating loss carryforward was $520.0 million. Approximately $337.2 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived there from, when realized, will be accounted for as a credit to additional paid-in-capital rather than a reduction to the income tax provision. Approximately $59.4 million of net operating loss carryforwards were acquired in various corporate acquisitions and any tax benefit derived there from, when realized, will be accounted for as a credit to goodwill or other acquired intangible assets rather than a reduction to the income tax provision. In addition, DoubleClick had $39.9 million of capital loss carryforwards and $4.9 million of tax credit carryforwards. The federal net operating loss and research tax credit carryforwards expire in various years beginning in 2010, while the capital loss carryforwards expire in various years beginning in 2006. The utilization of a portion of the net operating loss, capital loss, and research tax credit carryforwards may be subject to limitation under U.S. federal income tax laws.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

NOTE 13 —	Additional Financial Information
      Supplementary disclosure of cash flow information:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash paid for interest	$686	$7,254	$11,972
Cash paid for income taxes	$2,995	$1,274	$1,418
      The following summarizes the components of interest and other, net:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Interest income	$10,939	$16,110	$25,715
Interest expense	(1,416)	(5,408)	(10,838)
Other, net	962	1,361	1,055

	$10,485	$12,063	$15,932

NOTE 14 —	Benefit Plans
      DoubleClick has a defined contribution plan offered to all eligible employees and is qualified under section 401(k) of the Internal Revenue Code. Participating employees may contribute a percentage of their salary to the plan. Employee contributions are invested at the direction of the employee in one or more funds. In addition, DoubleClick partially matches employee contributions with DoubleClick common stock. The value of these contributions was $2.4 million, $1.5 million and $1.9 million during the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 15 —	Commitments and Contingencies

Leases
      DoubleClick leases facilities under operating leases expiring at various dates through 2028. DoubleClick also subleases facilities under operating leasing expiring at various dates through 2011. The future minimum lease payments and the sub rental income under these leases are as follows (in thousands):

	Operating	Sub Rental
Years Ending December 31,	Leases	Income

2005	$18,363	$(8,794)
2006	15,421	(8,206)
2007	13,953	(8,091)
2008	13,543	(8,029)
2009	13,712	(8,042)
Thereafter	53,177	(11,696)

Total minimum lease payments	$128,169	$(52,858)

      Rent expense for the years ended December 31, 2004, 2003 and 2002 was $9.7 million, $10.2 million, and $11.6 million, respectively.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      Operating lease obligations primarily represent rental payments for office facilities. At December 31, 2004, DoubleClick has recorded restructuring reserves totaling approximately $17.4 million relating to excess and abandoned space at certain facilities. Such amounts are included in the table above.
      In addition, DoubleClick had outstanding standby letters of credit of approximately $6.6 million at December 31, 2004. These letters of credit collateralize DoubleClick’s obligations to third parties under certain operating leases.

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
      In September 2003, DoubleClick’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In September 2004, an agreement of settlement was submitted to the court for preliminary approval. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. If this settlement is not finalized, DoubleClick intends to dispute these allegations and defend this lawsuit vigorously.
      DoubleClick is defending a class action lawsuit filed in September 2003 in the Court of Common Pleas in Allegheny County, Pennsylvania, and had been defending another class action lawsuit filed in January 2004 in the Superior Court for the State of California in San Joaquin County, California. Both these cases allege among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisement that plaintiffs assert we delivered to consumers and seek among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. In April 2004, the court in the California action entered an order dismissing several claims against DoubleClick. The parties have since entered into a settlement agreement dismissing with prejudice the case on behalf of the named plaintiffs only and dismissing without prejudice all the class claims. Under the terms of the settlement of the California case DoubleClick is not required to make any payments and no restraints are imposed on its business practices. The settlement of the California case was approved by the court on January 27, 2005. DoubleClick believes the claims in the Pennsylvania case are without merit and intends to defend these actions vigorously.
NOTE 16 — Segment Reporting
      DoubleClick is organized into two segments: TechSolutions and Data. Our TechSolutions business unit consists of our Ad Management, Marketing Automation and Performics divisions and our Data business unit consists of our Abacus and Data Management divisions. During 2002, through a series of transactions, DoubleClick divested of its media businesses and no longer reports a DoubleClick Media segment. In December 2003, DoubleClick changed its measure of segment profit or loss from gross profit to operating

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
income (loss). As a result, DoubleClick has adjusted its prior period segment disclosures to conform to this new measurement. Adjustments to reconcile segment reporting to consolidated results are included in “corporate.” Corporate represents the results of operations of DoubleClick’s unallocated corporate overhead and restructuring charges (credits) that are non-segment specific. The accounting policies of DoubleClick’s segments are the same as those described in the summary of significant accounting policies in Note 1.
      Revenues and operating income (loss) by segment are as follows (in thousands):

	Year Ended December 31, 2004

	TechSolutions	Data	Corporate	Total

Revenue from external customers	$196,295	$105,328	$—	$301,623

Depreciation and amortization	$24,277	$8,935	$2,293	$35,505

Impairment of goodwill and intangible assets	$5,592	$—	$—	$5,592

Restructuring credits	$—	$—	$(4,514)	$(4,514)

Operating income (loss)	$31,264	$23,520	$(32,778)	$22,006

Total other income				$18,711

Income before income taxes				$40,717

	Year Ended December 31, 2003

	TechSolutions	Data	Corporate	Total

Revenue from external customers	$175,403	$95,934	$—	$271,337

Depreciation and amortization	$45,689	$8,662	$6,328	$60,679

Restructuring credits, net	$—	$—	$(9,092)	$(9,092)

Operating income (loss)	$10,262	$27,264	$(24,675)	$12,851

Total other income				$5,106

Income before income taxes				$17,957

	Year Ended December 31, 2002

	TechSolutions	Data	Media	Corporate	Total

Revenue	$187,155	$83,349	$32,660	$—	$303,164
Intersegment elimination	$(2,603)	$(363)	$—	$—	$(2,966)

Revenue from external customers	$184,552	$82,986	$32,660	$—	$300,198

Depreciation and amortization	$42,357	$6,028	$832	$7,836	$57,053

Impairment of goodwill and intangible assets	$47,077	$—	$—	$—	$47,077

Restructuring charges	$9,478	$553	$1,388	$86,966	$98,385

Operating income (loss)	$(45,572)	$26,920	$(3,775)	$(132,353)	$(154,780)

Total other income					$39,135

Loss before income taxes					$(115,645)

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      Revenues and long-lived assets by region are as follows:

	Revenues			Long-Lived Assets

	2004	2003	2002	2004	2003

United States	$246,034	$215,379	$231,310	$152,439	$81,512
International	55,589	55,958	68,888	34,474	38,187

Total	$301,623	$271,337	$300,198	$186,913	$119,699

Note 17 — Quarterly Results of Operations (Unaudited)
      The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2004. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to state fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

						Weighted	Weighted
			Income	Net Income		Average	Average	Basic Net	Diluted
			(Loss) From	Before		Shares —	Shares —	Income Per	Net Income
Quarter Ended	Revenues	Gross Profit	Operations	Income Taxes	Net Income	Basic	Diluted	Share	Per Share

2004
December 31	$83,469	$62,423	$9,167	$10,785	$10,572	125,632	138,505	$0.08	$0.08
September 30	80,954	59,435	7,431	16,903	15,364	127,080	138,889	0.12	0.11
June 30	69,153	47,324	2,778	4,711	3,881	134,824	147,936	0.03	0.03
March 31	68,047	45,482	2,630	8,318	7,693	137,099	151,384	0.06	0.05
2003
December 31	$72,937	$48,584	$643	$3,471	$3,841	137,571	151,634	$0.03	$0.03
September 30	74,790	49,407	3,748	7,113	6,340	137,366	152,651	0.05	0.04
June 30	63,556	41,108	8,999	6,134	5,831	136,922	154,534	0.04	0.04
March 31	60,054	38,107	(539)	1,239	906	136,437	142,560	0.01	0.01
      The following paragraphs disclose charges or credits that DoubleClick believes materially affected its quarterly results during 2004 and 2003:
      In the third quarter of 2004, DoubleClick recorded a gain of $7.1 million from the sale of its 15% interest in AdLINK Internet AG (See Note 3 — “Investments in Affiliates”) and a restructuring credit of $4.5 million relating to its Louisville, Colorado facility (See Note 11 — “Restructuring”). These gains were offset by a $5.6 million impairment charge relating to goodwill and intangible assets associated with its Enterprise Marketing Solutions, or EMS, business (See Note 6 — “Impairment of Goodwill and Other Intangible Assets”).
      In the first quarter of 2004, net income included a distribution from MaxWorldwide, Inc. of $2.4 million in connection with its plan of liquidation and dissolution (See Note 3 — “Investments in Affiliates”) and the reversal of a $1.5 million reserve relating to a prior acquisition.
      In the fourth quarter of 2003, DoubleClick recorded $5.4 million in additional depreciation expense related to the acceleration of the amortization of leasehold improvements and furniture and fixtures at its New York office due to the change in useful life of these assets (See Note 1 — “Description of Business and

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
Significant Accounting Policies”). These charges were partially offset by the reversal of a $1.3 million reserve relating to the favorable resolution of certain tax matters (See Note 12 — “Income Taxes”).
      In the third quarter of 2003, DoubleClick recorded $8.3 million in additional depreciation expense related to the acceleration of the amortization of leasehold improvements and furniture and fixtures at its New York and San Francisco offices due to the change in useful life of these assets (See Note 1 –“Description of Business and Significant Accounting Policies”). These costs were partially offset by a net restructuring credit of $2.2 million relating to the reversal of a portion of the real estate reserve for its New York and San Francisco facilities (See Note 11 — “Restructuring”) and the receipt of $1.4 million in connection with an insurance claim settlement.
      In the second quarter of 2003, DoubleClick recorded a net restructuring credit of $6.9 million, which resulted from a $14.3 million reversal of the real estate reserve for its New York facility partially offset by $7.4 million in additional restructuring charges in connection with its other facilities (See Note 11 — “Restructuring”). In addition, DoubleClick recognized a loss of $4.4 million associated with the redemption of its 4.75% Convertible Subordinated Notes due 2006 (See Note 9 — “Convertible Subordinated Debt”).

SCHEDULE II
DOUBLECLICK INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged			Balance at
	Beginning	to Costs and	Other		End of
Description	of Period	Expenses	Adjustments(1)	Deductions	Period

	(In thousands)
2004:
Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$4,151	$1,519	$1,147	$(681)	$6,136
Allowances for advertiser credits	3,368	10,712	—	(10,165)	3,915

Total	$7,519	$12,231	$1,147	$(10,846)	$10,051

2003:
Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$8,180	$517	$60	$(4,606)	$4,151
Allowances for advertiser credits	5,524	7,717	135	(10,008)	3,368

Total	$13,704	$8,234	$195	$(14,614)	$7,519

2002:
Allowances deducted from accounts receivable:
Allowance for doubtful accounts	$9,819	$8,122	$(2,753)	$(7,008)	$8,180
Allowances for advertiser credits	11,760	11,004	(2,488)	(14,752)	5,524

Total	$21,579	$19,126	$(5,241)	$(21,760)	$13,704

(1)	Other adjustments represent amounts assumed in purchase accounting of business combinations and amounts transferred as a result of business divestitures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not Applicable.

Item 9A.	Controls and Procedures
      Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, the our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.
      Our independent registered public accounting firm has issued an audit report, which appears under Item 8, on our assessment of the effectiveness of our internal control over financial reporting.
      (c) Changes in Internal Control Over Financial Reporting
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Incorporated by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
      We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Ethics on our Internet Web site at www.doubleclick.com under the “Governance” section of the “About DoubleClick” webpage. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics on our Internet Web site.

Item 11.	Executive Compensation
      Incorporated by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services
      Incorporated by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements.
      The financial statements as set forth under Item 8 of this report are incorporated by reference.
      2. Financial Statement Schedules.
      The financial statement schedule as set forth in Item 8 of this report is incorporated by reference.
      (b) Exhibits.

Number		Description

2.1		Agreement and Plan of Merger and Reorganization, dated as of June 13, 1999, by and among Registrant, Atlanta Merger Corp. and Abacus Direct Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated June 17, 1999).
2.2		Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation and NetGravity, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated July 22, 1999).
2.3		Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers listed on Appendix 1 thereto (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated January 12, 2000).
2.4		Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of November 17, 2000, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to @plan.inc’s Current Report on Form 8-K, dated November 20, 2000).
2.5		Amendment to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 22, 2001, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, as amended, including annexes thereto but excluding any schedules (Incorporated by reference to Exhibit 2.1.2 of Registrant’s Current Report on Form 8-K/ A, dated January 22, 2001).
2.8		Business Purchase Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., several of its European subsidiaries, Channon Management Limited, AdLINK Internet Media AG, several of its European subsidiaries, and United Internet AG (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.9		Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and United Internet AG (Incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.10		Agreement and Plan of Merger, dated as of June 29, 2002, by and among MaxWorldwide, Inc., L90, Inc., the Registrant, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (Incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated July 11, 2002).
3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration number 333-67459)).
3	.1(a)	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.01 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3	.1(b)	Certificate of Correction of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-1 (“Registration Statement No. 333-42323”)).
4.1		Specimen common stock certificate (Incorporated by reference to Registration Statement No. 333-42323).

Number		Description

4.2		Indenture, dated as of June 23, 2003, between Registrant and the Bank of New York, as trustee, including the form of Zero Coupon Convertible Subordinated Notes due 2023 attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated June 24, 2003.
4.3		Registration Agreement, dated as of June 23, 2003, by and among Registrant and the Initial Purchasers (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K dated June 24, 2003).
10	.1†	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-42323).
10	.2†	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).
10	.3†	Amended and Restated 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).
10	.4†	DoubleClick Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.5		Stockholders Agreement, dated as of June 4, 1997 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-42323).
10.6		Agreement of Lease, dated as of January 26, 1999 (the “New York Lease”), between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.7		Lease, dated March 2, 2000, by and between LNR-Lennar Brannan Street, LLC and DoubleClick Inc., as amended (Incorporated by reference to Exhibit 10.6 of Registrant’s Report on Form 10-K for the year ended December 31, 2002).
10.8		Lease Termination Agreement, dated as of August 19, 2003, between LNR-Lennar Brannan Street, LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated August 26, 2003).
10.9		Lease, dated May 22, 1998, between Western States Ventures, LLC and Abacus Direct Corporation, for office space in Broomfield, CO (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.10		First Amendment to the New York Lease, dated January 26, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.11		Second Amendment to the New York Lease, dated December 28, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.12		Third Amendment to the New York Lease and Partial Surrender Agreement, dated as of May 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.3 of DoubleClick Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.13		Fourth Amendment to the New York Lease and Surrender Agreement, dated as of July 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.14		Agreement of Lease, dated as of July 1, 2003, between 111 Chelsea LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10	.15†	Severance Agreement, dated as of December 12, 2003, between DoubleClick Inc. and John Healy (Incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

Number		Description

10.16		Agreement and Plan of Merger, dated May 13, 2004, by and among DoubleClick Inc., Sherlock Subsidiary, Inc., Performics Inc. and James Crouthamel (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.17		Master License Agreement between DoubleClick Inc. (as successor to Abacus Direct Corporation) and SAS Institute Inc. (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10	.18†	Retention Agreement by and between DoubleClick Inc. and Kevin P. Ryan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).
10	.19†	Retention Agreement by and between DoubleClick Inc. and Mok Choe (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).
10	.20†	Retention Agreement by and between DoubleClick Inc. and Bruce Dalziel (Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).
10	.21†	Retention Agreement by and between DoubleClick Inc. and Brian M. Rainey (Incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).
10	.22†	Retention Agreement by and between DoubleClick Inc. and David S. Rosenblatt (Incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).
10	.23*†	Description of Compensation Arrangements for Certain Executive Officers.
10	.24*†	Description of Compensation Arrangements with Non-Employee Directors.
10	.25*	Severance Agreement, dated as of November 22, 2004, between DoubleClick Inc. and Peter Krainik.
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract and compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLECLICK INC.

By:	/s/ KEVIN P. RYAN

Kevin P. Ryan
Chief Executive Officer and Director
March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN P. RYAN (Kevin P. Ryan)	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2005

/s/ BRUCE DALZIEL (Bruce Dalziel)	Chief Financial Officer	March 16, 2005

/s/ CORY DOUGLAS (Cory Douglas)	(Principal Accounting Officer)	March 16, 2005

/s/ KEVIN J. O’CONNOR (Kevin J. O’Connor)	Chairman of the Board of Directors	March 16, 2005

/s/ DWIGHT A. MERRIMAN (Dwight A. Merriman)	Director	March 16, 2005

/s/ DAVID N. STROHM (David N. Strohm)	Director	March 16, 2005

/s/ MARK E. NUNNELLY (Mark E. Nunnelly)	Director	March 16, 2005

/s/ W. GRANT GREGORY (W. Grant Gregory)	Director	March 16, 2005

/s/ DON PEPPERS (Don Peppers)	Director	March 16, 2005

/s/ THOMAS S. MURPHY (Thomas S. Murphy)	Director	March 16, 2005

EXHIBIT INDEX

Number		Description

2.1		Agreement and Plan of Merger and Reorganization, dated as of June 13, 1999, by and among Registrant, Atlanta Merger Corp. and Abacus Direct Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated June 17, 1999).
2.2		Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation and NetGravity, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated July 22, 1999).
2.3		Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers listed on Appendix 1 thereto (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated January 12, 2000).
2.4		Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of November 17, 2000, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to @plan.inc’s Current Report on Form 8-K, dated November 20, 2000).
2.5		Amendment to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 22, 2001, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, as amended, including annexes thereto but excluding any schedules (Incorporated by reference to Exhibit 2.1.2 of Registrant’s Current Report on Form 8-K/ A, dated January 22, 2001).
2.8		Business Purchase Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., several of its European subsidiaries, Channon Management Limited, AdLINK Internet Media AG, several of its European subsidiaries, and United Internet AG (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.9		Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and United Internet AG (Incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated November 21, 2001).
2.10		Agreement and Plan of Merger, dated as of June 29, 2002, by and among MaxWorldwide, Inc., L90, Inc., the Registrant, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (Incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated July 11, 2002).
3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration number 333-67459)).
3	.1(a)	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.01 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3	.1(b)	Certificate of Correction of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-1 (“Registration Statement No. 333-42323”)).
4.1		Specimen common stock certificate (Incorporated by reference to Registration Statement No. 333-42323).
4.2		Indenture, dated as of June 23, 2003, between Registrant and the Bank of New York, as trustee, including the form of Zero Coupon Convertible Subordinated Notes due 2023 attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated June 24, 2003.
4.3		Registration Agreement, dated as of June 23, 2003, by and among Registrant and the Initial Purchasers (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K dated June 24, 2003).
10	.1†	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-42323).
10	.2†	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).

Number		Description

10	.3†	Amended and Restated 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).
10	.4†	DoubleClick Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.5		Stockholders Agreement, dated as of June 4, 1997 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-42323).
10.6		Agreement of Lease, dated as of January 26, 1999 (the “New York Lease”), between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.7		Lease, dated March 2, 2000, by and between LNR-Lennar Brannan Street, LLC and DoubleClick Inc., as amended (Incorporated by reference to Exhibit 10.6 of Registrant’s Report on Form 10-K for the year ended December 31, 2002).
10.8		Lease Termination Agreement, dated as of August 19, 2003, between LNR-Lennar Brannan Street, LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated August 26, 2003).
10.9		Lease, dated May 22, 1998, between Western States Ventures, LLC and Abacus Direct Corporation, for office space in Broomfield, CO (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.10		First Amendment to the New York Lease, dated January 26, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.11		Second Amendment to the New York Lease, dated December 28, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.12		Third Amendment to the New York Lease and Partial Surrender Agreement, dated as of May 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.3 of DoubleClick Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.13		Fourth Amendment to the New York Lease and Surrender Agreement, dated as of July 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.14		Agreement of Lease, dated as of July 1, 2003, between 111 Chelsea LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10	.15†	Severance Agreement, dated as of December 12, 2003, between DoubleClick Inc. and John Healy (Incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.16		Agreement and Plan of Merger, dated May 13, 2004, by and among DoubleClick Inc., Sherlock Subsidiary, Inc., Performics Inc. and James Crouthamel (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.17		Master License Agreement between DoubleClick Inc. (as successor to Abacus Direct Corporation) and SAS Institute Inc. (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10	.18†	Retention Agreement by and between DoubleClick Inc. and Kevin P. Ryan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).
10	.19†	Retention Agreement by and between DoubleClick Inc. and Mok Choe (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).

Number		Description

10	.20†	Retention Agreement by and between DoubleClick Inc. and Bruce Dalziel (Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).
10	.21†	Retention Agreement by and between DoubleClick Inc. and Brian M. Rainey (Incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).
10	.22†	Retention Agreement by and between DoubleClick Inc. and David S. Rosenblatt (Incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).
10	.23*†	Description of Compensation Arrangements for Certain Executive Officers.
10	.24*†	Description of Compensation Arrangements for Non-Employee Directors.
10	.25*†	Severance Agreement, dated as of November 22, 2004, between DoubleClick Inc. and Peter Krainik.
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract and compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.