Form 10-K/A
period 2004-12-31
DOUBLECLICK INC
filed 2005-05-02
CIK 1049480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-23709

DoubleClick Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3870996 (I.R.S. Employer Identification Number)

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

EXPLANATORY NOTE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART III
PART IV
SIGNATURE
EXHIBIT INDEX
EX-31.3 CERTIFICATION
EX-31.4 CERTIFICATION

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004 that was originally filed with the Securities and Exchange Commission on March 16, 2005 is being filed to provide additional information required by Part III. This Amendment No. 1 on Form 10-K/A does not change our previously reported financial statements or any of the other disclosure previously contained in Part I or Part II. Part IV is being amended to add new certifications in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management “believes”, “expects”, “could”, “may”, “estimates”, “will”, “anticipates”, “plans”, or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 16, 2005 with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Amendment No. 1 on Form 10-K/A and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise. Except as expressly otherwise provided, the forward-looking statements and risk factors discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     In accordance with the terms of our amended and restated certificate of incorporation, our board of directors has been divided into three classes, designated Class I, Class II and Class III, with members of each class holding office for staggered three-year terms. As of April 29, 2005, there are three Class II directors, whose terms expire at the 2005 annual meeting of stockholders, two Class III directors, whose terms expire at the 2006 annual meeting of stockholders, and three Class I directors, whose term expire at the 2007 annual meeting of stockholders, in all cases subject to the election and qualification of their successors and to their earlier death, resignation or removal.

     We entered into an agreement and plan of merger, dated as of April 23, 2005, with Click Holding Corp., a Delaware corporation, and Click Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Click Holding Corp., pursuant to which Click Acquisition Corp. will be merged with and into us, and we will continue after the merger as the surviving corporation and a wholly owned subsidiary of Click Holding Corp. See “Security Ownership of Certain Beneficial Owners and Management—Change in Control” for information relating to the merger agreement.

     If the merger agreement is adopted by stockholders and the merger is completed, none of our directors will continue to be directors of the surviving corporation of the merger. The current directors, including those elected at our 2005 annual meeting of stockholders, will serve only until the merger is completed. If the merger agreement is not adopted by stockholders or the merger is otherwise not completed, each of the directors is expected to serve a three-year term as described above.

     Set forth below are the names of each member of our board of directors, their ages, the year in which each first became a director of our company and their principal occupations and business experience during the past five years.

   Class II Directors (Terms Expire at the 2005 Annual Meeting of Stockholders)

     Dwight A. Merriman, 36, has served as a director of our company since our inception in January 1996. Mr. Merriman has served as our Chief Technology Officer since February 1996, and served as our Vice President, Engineering from January 1996 until February 1996.

     Kevin P. Ryan, 41, has served as a director of our company and as our Chief Executive Officer since July 2000. Mr. Ryan served as our Chief Operating Officer from April 1998 until July 2000 and as President from July 1997 until July 2000. From June 1996 to March 1998, Mr. Ryan served as our Chief Financial Officer.

     David N. Strohm, 57, has served as a director of our company since June 1997. Since 1980, Mr. Strohm has been an employee of Greylock Management Corporation, a venture capital group, and he is a general partner of several venture capital funds affiliated with Greylock. Mr. Strohm serves on the boards of directors of Internet Security Systems, Inc., a security software company, and EMC Corporation, an information storage and management company.

   Class III Directors (Terms Expire at the 2006 Annual Meeting of Stockholders)

     W. Grant Gregory, 64, has served as a director of our company since our inception in January 1996. Since 1987, Mr. Gregory has served as Chairman of Gregory & Hoenemeyer, Inc., a merchant banking firm. Mr. Gregory serves on the boards of directors of AMBAC Financial Group, a financial services company, and MCI, Inc., a global communications provider.

     Don Peppers, 54, has served as a director of our company since January 1998. Since January 1992, Mr. Peppers has served as a founding partner at the management consulting firm Peppers & Rogers Group, a unit of Carlson Companies.

   Class I Directors (Terms Expire at the 2007 Annual Meeting of Stockholders)

     Thomas S. Murphy, 79, has served as a director of our company since March 1998. From 1966 until 1990, Mr. Murphy served as Chief Executive Officer and Chairman of the Board of Capital Cities/ABC, Inc., a major media company. Since February 1996, Mr. Murphy has been retired. Mr. Murphy serves on the board of directors of Berkshire Hathaway Inc.

     Mark E. Nunnelly, 46, has served as a director of our company since June 1997. Since 1990, Mr. Nunnelly has served as a managing director of Bain Capital Holdings, LLC, a private investment company. Mr. Nunnelly serves on several boards of directors, including Domino’s Pizza, a pizza delivery company, Houghton Mifflin Company, a U.S. educational publisher, Eschelon Telecom Inc., a local exchange carrier, and Warner Music Group, a major music company.

     Kevin J. O’Connor, 44, has served as Chairman of our Board of Directors since our inception in January 1996. From January 1996 until July 2000, Mr. O’Connor also served as our Chief Executive Officer. Mr. O’Connor currently advises and invests in several early stage companies. Mr. O’Connor serves on the boards of directors of 1-800-FLOWERS.COM, Inc., a gift company, and Internet Security Systems, Inc., a security software company.

Executive Officers

     Our executive officers as of May 2, 2005 are as follows:

Name	Age	Position
Kevin P. Ryan	41	Chief Executive Officer and Director
Bruce D. Dalziel	47	Chief Financial Officer
Dwight A. Merriman	36	Chief Technology Officer and Director
David S. Rosenblatt	37	President
Brian M. Rainey	43	President and General Manager, Data
Mok Choe	46	Chief Information Officer
Cory Douglas	38	Vice President, Corporate Finance and Controller

     Set forth below is additional information about our executive officers who are not directors of our company.

     Bruce D. Dalziel has served as our Chief Financial Officer since October 2001. From August 2001 until October 2001, Mr. Dalziel served as our acting Chief Financial Officer. From January 2001 until August 2001, Mr. Dalziel served as our Vice President of Finance and Operations, Technology, Data and Research. Mr. Dalziel joined our company in September 2000 as Vice President of Financial Planning and Analysis and continued in this position until January 2001.

     David S. Rosenblatt has served as our President since December 2001. From November 2000 until December 2001, he served as our President, Technology, Data and Research. From October 1999 until November 2000, Mr. Rosenblatt served as our Senior Vice President of Global Technology Solutions.

     Brian M. Rainey has served as President and General Manager of our Data business since November 2004. From January 2001 until November 2004, Mr. Rainey served as our Senior Vice President and General Manager of our Abacus division. From November 2000 until January 2001, Mr. Rainey served as the acting President and then the President of our Abacus division. From June 1999 until November 2000, Mr. Rainey served as Executive Vice President and Chief Performance Officer of Abacus, which was acquired by us, and became a division of our company, in November 1999.

     Mok Choe has served as our Chief Information Officer since December 2001. From May 1999 until November 2001, Mr. Choe was co-Chief Information Officer and the Vice President, Applications Development of Ameritrade, Inc., an online securities trading company.

     Cory Douglas has served as our Vice President, Corporate Finance and Controller since August 2002. Mr. Douglas was our Vice President, Planning and Analysis from April 2002 until August 2002 and our Vice President, Finance, TechSolutions from April 2000 until April 2002. Mr. Douglas also served as our Assistant Controller from April 1999 until April 2000.

     Our executive officers are elected by our board of directors and hold office until their successors are elected or until earlier death, resignation or removal.

     In connection with entering into the merger agreement, we entered into an agreement with Kevin P. Ryan, our Chief Executive Officer, pursuant to which he agreed to resign as our Chief Executive Officer and as a director upon the closing of the merger. Additionally, we agreed to treat Mr. Ryan’s resignation as a termination without cause, for purposes of any severance, retention or other payment or benefit to which Mr. Ryan is entitled upon such termination.

     Upon the closing of the merger, we expect that David S. Rosenblatt will continue to oversee our TechSolutions division as its Chief Executive Officer, and we expect that Brian M. Rainey will continue to oversee our Data division as its Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors, officers and 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all reports they file pursuant to Section 16(a). Based solely on a review of our records and written representations by the persons required to file these reports, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2004, except for a Form 4 filed by Cory Douglas on July 30, 2004 with respect to an option grant on April 1, 2004.

Audit Committee

     The audit committee of our board of directors currently consists of Messrs. W. Grant Gregory (Chair), Mark E. Nunnelly and Don Peppers. The board of directors has determined that each of the members of the audit committee is independent as defined under the rules of the NASDAQ Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The board of directors has also determined that Mr. Gregory is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation paid for the years ended December 31, 2002, 2003 and 2004 to our chief executive officer and our four most highly compensated executive officers other than the chief executive officer, who served as executive officers as of December 31, 2004. We refer to these individuals as our named executive officers.

Summary Compensation Table

				Long-Term
				Compensation/
				Awards
				Securities
				Underlying	All
		Annual Compensation (1)		Options	Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	(#)	Compensation ($)
Kevin P. Ryan	2004	$393,333	$128,000	300,000	—
Chief Executive Officer	2003	360,000	444,600	400,000	—
	2002	300,000	300,000	800,000	—
David S. Rosenblatt	2004	316,667	91,000	100,000	—
President	2003	275,000	250,000	160,000	—
	2002	275,000	183,000	—	—
Bruce Dalziel	2004	275,000	96,250	50,000	—
Chief Financial Officer	2003	266,667	220,000	100,000	—
	2002	235,417	190,000	212,500	—
Mok Choe	2004	300,000	108,000	75,000	—
Chief Information Officer	2003	300,000	240,000	100,000	$25,000	(2)
	2002	300,000	225,000	75,000	118,888	(3)
Peter T. Krainik (5)	2004	240,000	93,600	25,000	16,144	(4)
Former Chief Marketing	2003	20,000	0	160,000	75,000	(6)
Officer	2002	0	0	0

(1)	In accordance with the rules of the Securities and Exchange Commission, other annual compensation in the form of perquisites and other personal benefits has been omitted for each of the named executive officers because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of such named executive officers for the years ended December 31, 2002, 2003 and 2004.

(2)	Consists solely of an installment payment pursuant to a sign-on bonus.

(3)	Consists of an installment payment pursuant to a sign-on bonus and relocation expenses.

(4)	Consists of a one time payment for accrued, but unused, vacation time as of December 31, 2004.

(5)	Peter T. Krainik resigned from his position as our Chief Marketing Officer effective January 1, 2005.

(6)	Consists solely of a one time sign-on bonus.

Option Grants In Last Year

     The following table sets forth certain information regarding options granted to our named executive officers during 2004. We have not granted any stock appreciation rights to any of our named executive officers.

Option Grants in 2004

					Potential Realizable Value at
		Percent of Total			Assumed Annual Rates of
	Number of Shares	Options Granted to	Exercise		Stock Price Appreciation for
	Underlying Options	Employees in 2004	Price Per	Expiration	Option Term (3)
Name	Granted (1)	(%) (2)	Share ($)	Date	5% ($)	10% ($)
Kevin P. Ryan	300,000	7.29%	$5.19	09/01/2011	$633,855	$1,477,152
David S. Rosenblatt	100,000	2.43	5.19	09/01/2011	211,285	492,384
Bruce Dalziel	50,000	1.22	5.19	09/01/2011	105,642	246,192
Mok Choe	75,000	1.82	5.19	09/01/2011	158,463	369,288
Peter T. Krainik (4)	25,000	0.61	5.19	01/1/2005	0	0

(1)	Twenty-five percent of each option is scheduled to vest on September 1, 2005, with the balance scheduled to vest in substantially equal monthly installments over the following thirty-six month period. The vesting schedule for these options will accelerate by one year in the event of a change in control of our company and will accelerate in full in the event the optionee’s service with us is terminated (actually or constructively), other than for misconduct, within one year following the change in control. Additionally, the merger agreement we entered into on April 23, 2005 with Click Holding Corp. and Click Acquisition Corp. provides that, upon the effective time of the merger, all options, including options held by our named executive officers, will accelerate in full.

(2)	During 2004, we granted employees options to purchase an aggregate of 4,114,300 shares of our common stock.

(3)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future prices of our common stock. These amounts represent certain assumed rates of appreciation in the value of the our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

(4)	Pursuant to the terms of Mr. Krainik’s Separation Agreement, dated November 22, 2004, Mr. Krainik’s unvested option to purchase 25,000 shares ceased vesting on January 1, 2005. As of January 1, 2005, none of the shares underlying the option had vested, and, therefore, the entire option expired as of that date.

Option Exercise And Year-End Values

     The following table sets forth certain information concerning options to purchase shares of our common stock exercised by our named executive officers during 2004 and the number and value of unexercised options held by each of our named executive officers at December 31, 2004.

Aggregated Option Exercises in 2004 and
Fiscal Year-End Option Values

			Number Of Shares		Value Of Unexercised
	Shares	Value	Underlying Unexercised		In-The-Money Options At
	Acquired On	Realized	Options At December 31, 2004 (#)		December 31, 2004 ($)(2)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexcercisable
Kevin P. Ryan	0	$0	2,767,665	837,935	$4,473,171	$1,304,052
David S. Rosenblatt	25,000	289,000	855,867	219,133	880,688	264,000
Bruce Dalziel	50,000	325,925	248,333	179,167	99,873	175,751
Mok Choe	0	0	266,454	283,546	0	198,000
Peter T. Krainik	0	0	40,000	145,000	0	66,000

(1)	Value represents the difference between the closing price per share of our common stock on the date of exercise and the exercise price per share, multiplied by the number of shares acquired per exercise.

(2)	These values have been calculated on the basis of the average of the high and low price per share of our common stock on December 31, 2004 of $7.83 per share, less applicable exercise price per share, multiplied by the number of shares underlying such options.

Employment Agreements and Change In Control Provisions

     There are no employment agreements between us and our named executive officers. The vesting of all options granted since October 1, 2001 to certain of our employees at the vice president level and above accelerates by one year upon the occurrence of a change of control. In addition, the vesting of all options granted since October 1, 2001 to our chief executive officer and those executives who report directly to the chief executive officer accelerates in full in the event the optionee’s service with us is terminated (actually or constructively), other than for misconduct, within one year following the change of control.

Retention Agreements

     On December 9, 2004, we entered into retention agreements with each of our named executive officers. Under the terms of the retention agreements, each of our named executive officers, except for Mr. Krainik, is entitled to receive a retention bonus if he remains continuously employed by us through April 30, 2005. The amounts of the retention bonuses are $150,000 for Messrs. Ryan, Rosenblatt and Dalziel, and $70,000 for Mr. Choe. Each named executive officer, except for Mr. Krainik, is also entitled to a second retention bonus if he remains continuously employed by us through January 31, 2006. The amounts of the second retention bonuses are $300,000 for Messrs. Ryan, Rosenblatt and Dalziel, and $140,000 for Mr. Choe.

     Payment of these retention bonuses will accelerate in full if we terminate the named executive officer’s employment without cause or the named executive officer terminates his employment for good reason, in each case as defined in the retention agreement, prior to January 31, 2006. Additionally, if, while Mr. Rosenblatt is employed by us, we complete the sale of our TechSolutions business segment, payment of his first retention bonus and half of his second retention bonus will accelerate.

     In addition to the retention payments discussed above, upon termination of employment, each of our named executive officers will be entitled to receive severance payments under the terms of the our current general severance plan that covers all U.S. employees. Each of our named executive officers will also be entitled to receive the pro rata amount of his target bonus for the year in which the named executive officer’s employment terminates, subject to certain limitations as set forth in the retention agreements.

     Under the terms of the retention agreements, each of the named executive officers has agreed not to compete with us, solicit our customers or recruit our employees during their employment and for a period of one year following the termination of the named executive officer’s employment. However, if the named executive officer’s termination occurs after a change of control of our company, in the case of Messrs. Ryan, Dalziel and Choe, or after a change of control of our TechSolutions business segment, which we refer to as a division change in control, in the case of Mr. Rosenblatt, the agreement not to compete with us will be enforceable only if we (or our successor in interest) pays the named executive officer a payment within two weeks following the date of termination equal to the sum of the named executive officer’s annual base salary and target bonus.

     The base salary and bonus under the retention agreements will be calculated using the greater of the base salary and target bonus effective on the date employment is terminated or the base salary and target bonus in effect on the day prior to the closing of a change in control or division change in control, as the case may be.

Compensation Committee Interlocks and Insider Participation

     The current members of the compensation committee of our board of directors are W. Grant Gregory, Thomas S. Murphy and David N. Strohm (Chair). No member of the compensation committee was at any time during 2004, or formerly, an officer or employee of our company or any of our subsidiaries. No member of our compensation committee had any relationship with us during 2004 requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

     None of our executive officers has served as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that had one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation of Directors

     We provide the following compensation for our non-employee directors.

     Cash Compensation. Non-employee directors currently receive an annual retainer of $10,000 for their services on the board of directors. Committee members currently receive an annual retainer of $2,500 for each committee upon which they sit, and committee chairs receive an additional $2,500 annual retainer for each committee that they chair. Directors who are our employees receive no additional special compensation for serving as directors, but all directors are reimbursed for expenses incurred in connection with attending board of directors and committee meetings. Committee retainers are not paid to directors who are our officers or employees.

     Stock Option Grants. Under the Automatic Option Grant Program under our Amended and Restated 1997 Stock Incentive Plan, each non-employee member of the board of directors is automatically granted a non-statutory option to purchase 100,000 shares of our common stock at the time of his or her initial election or appointment to the board of directors, provided that individual has not previously been employed by us or any of our subsidiaries. On the date of each annual meeting of stockholders, each individual who is to continue to serve as a member of the board of directors, whether or not that individual is standing for re-election to the board of directors at that particular annual meeting, will automatically be granted a non-statutory option to purchase 20,000 shares of our common stock, provided such individual has served as a non-employee member of the board of directors for at least six months. All automatic option grants will have an exercise price equal to the fair market value per share of our common stock on the grant date and will have a term of ten years, subject to earlier termination following the optionee’s cessation of service on the board of directors. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase should the optionee’s service as a non-employee member of the board of directors cease prior to the vesting in those shares. The initial grant of 100,000 shares will vest in successive equal annual installments over the optionee’s initial four-year period of service on the board of directors. Each subsequent grant of 20,000 shares will vest in full upon the optionee’s completion of one year of service on the board of directors, as measured from the grant date. However, each outstanding option will immediately vest upon (1) certain changes in the ownership of our company or control of our company or (2) the death or permanent disability of the optionee while serving on the board of directors.

     Pursuant to these provisions, on June 7, 2004, each of Messrs. Gregory, Murphy, Nunnelly, Strohm and Peppers received an automatic option grant to purchase 20,000 shares of our common stock at an exercise price of $8.68 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

     The following table, except as otherwise noted, sets forth information about the beneficial ownership of our common stock as of April 21, 2005 by:

•	the stockholders we know to beneficially own more than 5% of our outstanding common stock;

•	each of our current directors;

•	our chief executive officer and the other named executive officers; and

•	all of our current directors, director nominees and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission based upon voting or investment power over the securities. Unless otherwise indicated, each person or entity listed in the table has sole voting and investment power with respect to all shares listed as owned by such person or entity. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares. Unless otherwise noted, the address of each person listed in the table is: c/o DoubleClick Inc., 111 Eighth Avenue, 10th Floor, New York, New York 10011.

	Beneficial Ownership (1)
	Shares	Percent
Matador Capital Management Corporation (2) Jeffrey A. Berg	8,100,000	6.42
RS Investment Management Co. LLC (3) RS Investment Management, L.P. George R. Hecht RS Partners Fund	7,036,300	5.58
Kevin J. O’Connor (4)	6,115,589	4.82
Kevin P. Ryan (5)	3,354,915	2.60
Dwight A. Merriman (6)	3,627,017	2.64
David S. Rosenblatt (7)	910,024	*
Bruce Dalziel (8)	305,177	*
Mok Choe (9)	324,061	*
Peter Krainik (10)	53,136	*
W. Grant Gregory (11)	224,718	*
Thomas S. Murphy (12)	240,200	*
Mark E. Nunnelly (13)	175,912	*
Don Peppers (14)	172,910	*
David N. Strohm (15)	238,376	*
All directors and executive officers as of April 21, 2005 as a group (16) (13 persons)	16,170,554	12.15

*	Less than one percent.

(1)	Gives effect to the shares of our common stock issuable upon the exercise of all options exercisable within 60 days of April 21, 2005 and other rights beneficially owned by the indicated stockholders on that date. Percentage ownership is calculated based on the 126,115,021 shares of our common stock outstanding as of April 21, 2005.

(2)	This information is derived from a Schedule 13G dated February 1, 2005, filed with the Securities and Exchange Commission by Matador Capital Management Corporation (“Matador”). Matador has shared power and dispositive power with respect to all 8,100,000 of the shares. Jeffrey A. Berg has shared power and dispositive power with respect to all 8,100,000 of the shares. Mr. Berg is Matador’s controlling shareholder. Matador’s address is 200 First Avenue North, Suite 203, St. Petersburg, Florida 33701.

(3)	This information is derived from a Schedule 13G dated February 14, 2005, filed with the Securities and Exchange Commission by RS Investment Management Co. LLC, RS Investment Management, L.P. and George R. Hecht (the “RS Entities”) and RS Partners Fund. The RS Entities have shared dispositive power and voting power with respect to all 7,036,300 shares. RS Partners Fund has shared dispositive power and voting power with respect to all 6,535,000 shares. RS Investment Management Co. LLC is the general partner of RS Investment Management, L.P. George R. Hecht is a control person of RS Investment Management Co. LLC and RS Investment Management, L.P. The RS Entities and RS Partners Fund’s address is 388 Market Street, Suite 200, San Francisco, California 94111.

(4)	Includes (i) 503,244 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005; (ii) 15,680 shares of common stock held by Nancy O’Connor, Mr. O’Connor’s wife; (iii) 927 shares of common stock held by Mr. O’Connor pursuant to the DoubleClick Inc. 401(k) Plan; (iv) 150,000 shares of common stock held by the KN Trust, of which Nancy O’Connor is a trustee; (v) 21,069 shares of common stock held by The KONO 1999 Charitable Remainder Trust, of which Mr. O’Connor and his wife are the beneficiaries, but Mr. O’Connor’s brother, who does not live with Mr. O’Connor, is the trustee; and (vi) 33,005 shares of common stock held by the KONO 1999 NIM-Charitable Remainder Unitrust, of which Mr. O’Connor and his wife are the beneficiaries, but Mr. O’Connor’s brother, who does not live with Mr. O’Connor, is the trustee. Mr. O’Connor has not retained investment control over the shares held by the KONO 1999 Charitable Remainder Trust and the KONO 1999 NIM-Charitable Remainder Unitrust, and, therefore, Mr. O’Connor disclaims all beneficial ownership of these shares.

(5)	Includes (i) 3,019,471 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005; and (ii) 3,347 shares of common stock held by Mr. Ryan pursuant to the DoubleClick Inc. 401(k) Plan.

(6)	Includes (i) 754,025 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005; and (ii) 3,224 shares of common stock held by Mr. Merriman pursuant to the DoubleClick Inc. 401(k) Plan.

(7)	Includes (i) 898,334 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005; and (ii) 3,190 shares of Common Stock held by Mr. Rosenblatt pursuant to the DoubleClick Inc. 401(k) Plan.

(8)	Includes (i) 292,083 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005; and (ii) 3,094 shares of common stock held by Mr. Dalziel pursuant to the DoubleClick Inc. 401(k) Plan.

(9)	Includes (i) 318,328 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005; and (ii) 2,733 shares of common stock held by Mr. Choe pursuant to the DoubleClick Inc. 401(k) Plan.

(10)	Includes (i) 43,335 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005; and (ii) 1,151 shares of common stock held by Mr. Krainik pursuant to the DoubleClick Inc. 401(k) Plan.

(11)	Includes 140,000 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005.

(12)	Includes 220,000 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005.

(13)	Includes 120,000 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005.

(14)	Includes 135,000 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005.

(15)	Includes 140,000 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005. Does not include 40,000 shares held by the Strohm-Reavis Living Trust for which Mr. Strohm is a trustee.

(16)	Includes (i) 6,955,096 shares of common stock issuable upon the exercise of stock options within 60 days of April 21, 2005; and (ii) 22,924 shares of common stock held pursuant to the DoubleClick Inc. 401(k) Plan.

Change in Control

     On April 23, 2005, we entered into an agreement and plan of merger with Click Holding Corp. and its wholly owned subsidiary, Click Acquisition Corp., pursuant to which Click Acquisition Corp. will be merged with and into us, and we will continue after the merger as the surviving corporation and a wholly owned subsidiary of Click Holding Corp. Click Holding Corp. and Click Acquisition Corp. are entities affiliated with the private equity investment firms of Hellman & Friedman LLC and JMI Equity.

     Pursuant to the merger agreement, at the effective time of the merger, each issued and outstanding share of our common stock, other than shares owned by us, Click Holding Corp. or any wholly owned subsidiary of us or Click Holding Corp. or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and will be converted automatically into the right to receive $8.50 in cash, without interest.

     We have made customary representations and warranties and covenants in the merger agreement.

     The merger agreement has been approved by our board of directors. The merger is conditioned on, among other things, the approval and adoption of the merger agreement by our stockholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the closing of debt financing arrangements set forth in a commitment letter obtained by Click Holding Corp. for the transactions contemplated by the merger agreement, which are subject to customary conditions. The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under certain circumstances, we would be required to pay Click Holding Corp. a termination fee of $28 million.

     Other than the merger agreement, there is no material relationship between us and either of Click Holding Corp. or Click Acquisition Corp. Additionally, the merger agreement provides that upon the effective time of the merger all options, including options held by our named executive officers, will accelerate in full.

Equity Compensation Plan Information

     The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004.

	(A)		(B)	(C)
Number Of Securities
Remaining Available
	Number Of Securities			For Future Issuance
	To Be Issued Upon		Weighted Averaged	Under Equity
	Exercise Of		Exercise Price Of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants And Rights		Warrants And Rights	Reflected In Column (A)
Equity Compensation Plans Approved by Security Holders	12,091,560	(1)(2)	$17.01	13,448,789	(3)

	(A)	(B)	(C)
Number Of Securities
Remaining Available
	Number Of Securities		For Future Issuance
	To Be Issued Upon	Weighted Averaged	Under Equity
	Exercise Of	Exercise Price Of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (A)
Equity Compensation Plans Not Approved by Security Holders	—	—	750,000	(4)
Total	12,091,560	$17.01	14,198,789	(3)

(1)	Represents shares of common stock issuable on exercise under the following equity compensation plans: (i) DoubleClick Amended and Restated 1997 Stock Option Plan, (ii) Abacus Direct Corporation 1989 Amended and Restated Stock Option Plan, (iii) Abacus Direct Corporation 1996 Amended and Restated Stock Incentive Plan, (iv) Abacus Direct Corporation 1999 Stock Incentive Plan, (v) NetGravity, Inc. 1995 Stock Option Plan, (vi) NetGravity, Inc. 1998 Stock Plan, (vii) NetGravity, Inc. Director Option Plan, (viii) @plan.inc 1996 Stock Option Plan, (ix) FloNetwork Inc. Share Incentive Plan, (x) MessageMedia, Inc. 1995 Stock Plan, and (xi) MessageMedia, Inc. 1999 Non-Officer Stock Option Plan.

(2)	The 1999 Employee Stock Purchase Plan completes its semi-annual issuance of securities on January 31st and July 31st of each year. Accordingly, there are no unissued securities under this plan to be included in this calculation.

(3)	Includes 9,718,559 shares remaining available for issuance under our Amended and Restated 1997 Stock Incentive Plan and 3,730,230 shares remaining available for issuance under our 1999 Employee Stock Purchase Plan.

(4)	Represents 750,000 shares authorized and remaining available for issuance under our 1999 Non-Officer Stock Option Plan.

     1999 Non-Officer Stock Option Plan. In 1999, our board of directors approved the 1999 Non-Officer Stock Option Plan, which we refer to as the 1999 Plan, pursuant to which a total of 750,000 shares of our common stock have been authorized for issuance. To date, no options have been granted, or shares issued, under the 1999 Plan.

     The 1999 Plan is administered by the compensation committee or the plan administrator and is divided into two separate components: (i) a discretionary option grant program under which eligible individuals in our employ or service may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of the common stock on the grant date and (ii) a stock issuance program under which such individuals may, at the plan administrator’s discretion, be issued shares of common stock directly, through the purchase of such shares at a price not less than 100% of the fair market value at the time of issuance or as a bonus tied to one or more performance goals established by the plan administrator.

     In the event that we decide to grant any options or issue any shares under the 1999 Plan, the plan administrator will have complete discretion to determine which eligible individuals are to receive such option grants or stock issuances under those programs, the time or times when such option grants or stock issuances are to be made, the number of shares subject to each such grant or issuance, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.

     In the event that we are acquired by merger or sale of substantially all of our assets or securities possessing more than 50% of the total combined voting power of our outstanding securities, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or is otherwise to continue in effect pursuant to the express terms of the transaction will automatically accelerate in full, and all unvested shares under the discretionary option grant program and stock issuance program will immediately vest, except to the extent (1) the options are assumed in connection with the transaction or are otherwise to continue in effect, (2) the options are to be replaced by a cash incentive program with specified terms and conditions, or (3) the acceleration of the options are subject to other limitations imposed by the plan administrator. The plan administrator will have complete discretion to provide for accelerated vesting of options upon (1) an acquisition of our company, whether or not those options are assumed or continued in effect, or (2) the termination of the holder’s service within a designated period following an acquisition in which those options are assumed or continued in effect. The vesting of outstanding shares under the stock issuance program may be accelerated upon similar terms and conditions.

     The 1999 Plan will terminate on the earliest of (1) April 8, 2009, (2) the date on which all shares available for issuance under the 1999 Plan have been issued as fully vested shares, or (3) the termination of all outstanding options in connection with certain changes in control or ownership of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See “Executive Compensation—Retention Agreements” for information relating to the retention agreements that we have entered into with our named executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

     The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years:

	2004		2003
	(In Millions)
Audit Fees (1)	$1.7		$0.9
Audit Related Fees (2)	0.2		0.3
Tax Fees (3)	0.1		0.1
All Other Fees	—	(4)	—

Total Fees	$2.0		$1.3

(1)	Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements, the audit of management's assessment of the effectiveness of our internal control over financial reporting, statutory audits, issuance of consents and assistance with review of documents filed with the Securities and Exchange Commission.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements that are not reported under “Audit Fees”. These services relate to employee benefit plan audits, attest services and a special investigation.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $21,000 of the total tax fees paid for 2004 and $15,645 of the total tax fees paid for 2003. Tax advice and tax planning services relate to assistance with tax audits and appeals, tax advice related to mergers and acquisitions, implementation advice on integrations and restructurings and international tax advice.

(4)	Other fees consist of the purchase of a software tool for online research in the amount of $2,000.

Pre-Approval Policies and Procedures

     The audit committee has adopted policies and procedures relating to the approval of all audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

     From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

     The audit committee may also delegate to each individual member of the audit committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by a member of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2005	DOUBLECLICK INC.

	By:	/s/ KEVIN P. RYAN

Kevin P. Ryan Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of June 13, 1999, by and among Registrant, Atlanta Merger Corp. and Abacus Direct Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated June 17, 1999).

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 12, 1999, among Registrant, NJ Merger Corporation and NetGravity, Inc. (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated July 22, 1999).

2.3	Agreement for the Sale and Purchase of Shares, dated as of December 17, 1999, between Registrant and the Sellers listed on Appendix 1 thereto (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated January 12, 2000).

2.4	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of November 17, 2000, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, including annexes thereto but excluding any schedules (Incorporated by reference to @plan.inc’s Current Report on Form 8-K, dated November 20, 2000).

2.5	Amendment to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 22, 2001, by and among DoubleClick Inc., Atlas Merger Sub, Inc., Atlas Acquisition Corp. and @plan.inc, as amended, including annexes thereto but excluding any schedules (Incorporated by reference to Exhibit 2.1.2 of Registrant’s Current Report on Form 8-K/ A, dated January 22, 2001).

2.6	Business Purchase Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., several of its European subsidiaries, Channon Management Limited, AdLINK Internet Media AG, several of its European subsidiaries, and United Internet AG (Incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated November 21, 2001).

2.7	Option Agreement, dated as of November 12, 2001, by and among DoubleClick Inc., Channon Management Limited, and United Internet AG (Incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated November 21, 2001).

2.8	Agreement and Plan of Merger, dated as of June 29, 2002, by and among MaxWorldwide, Inc., L90, Inc., the Registrant, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (Incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated July 11, 2002).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration number 333-67459)).

3.1(a)	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.01 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

Exhibit No.	Description
3.1(b)	Certificate of Correction of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.5 of Registrant’s Registration Statement on Form S-1 (“Registration Statement No. 333-42323”)).

4.1	Specimen common stock certificate (Incorporated by reference to Registration Statement No. 333-42323).

4.2	Indenture, dated as of June 23, 2003, between Registrant and the Bank of New York, as trustee, including the form of Zero Coupon Convertible Subordinated Notes due 2023 attached as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated June 24, 2003.

4.3	Registration Rights Agreement, dated as of June 23, 2003, by and among Registrant and the Initial Purchasers (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K dated June 24, 2003).

10.1†	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-42323).

10.2†	Amended and Restated 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).

10.3†	Amended and Restated 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report for the quarter ended June 30, 2003).

10.4†	DoubleClick Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5	Stockholders Agreement, dated as of June 4, 1997 (Incorporated by reference to Exhibit 10.4 of Registration Statement No. 333-42323).

10.6	Agreement of Lease, dated as of January 26, 1999 (the “New York Lease”), between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.7	Lease, dated March 2, 2000, by and between LNR-Lennar Brannan Street, LLC and DoubleClick Inc., as amended (Incorporated by reference to Exhibit 10.6 of Registrant’s Report on Form 10-K for the year ended December 31, 2002).

10.8	Lease Termination Agreement, dated as of August 19, 2003, between LNR-Lennar Brannan Street, LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated August 26, 2003).

10.9	Lease, dated May 22, 1998, between Western States Ventures, LLC and Abacus Direct Corporation, for office space in Broomfield, CO (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit No.	Description
10.10	First Amendment to the New York Lease, dated January 26, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	Second Amendment to the New York Lease, dated December 28, 1999, by and between John Hancock Mutual Life Insurance Company, as Owner and Landlord, and DoubleClick, as Tenant (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12	Third Amendment to the New York Lease and Partial Surrender Agreement, dated as of May 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.3 of DoubleClick Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.13	Fourth Amendment to the New York Lease and Surrender Agreement, dated as of July 16, 2003, by and between 450 Westside Partners, L.L.C. (as successor-in-interest to John Hancock Mutual Life Insurance Company) and DoubleClick Inc. (Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.14	Agreement of Lease, dated as of July 1, 2003, between 111 Chelsea LLC and DoubleClick Inc. (Incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15†	Severance Agreement, dated as of December 12, 2003, between DoubleClick Inc. and John Healy (Incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	Agreement and Plan of Merger, dated May 13, 2004, by and among DoubleClick Inc., Sherlock Subsidiary, Inc., Performics Inc. and James Crouthamel (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.17	Master License Agreement between DoubleClick Inc. (as successor to Abacus Direct Corporation) and SAS Institute Inc. (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.18†	Retention Agreement by and between DoubleClick Inc. and Kevin P. Ryan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).

10.19†	Retention Agreement by and between DoubleClick Inc. and Mok Choe (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).

10.20†	Retention Agreement by and between DoubleClick Inc. and Bruce Dalziel (Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).

Exhibit No.	Description
10.21†	Retention Agreement by and between DoubleClick Inc. and Brian M. Rainey (Incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).

10.22†	Retention Agreement by and between DoubleClick Inc. and David S. Rosenblatt (Incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on December 13, 2004).

10.23†	Description of Compensation Arrangements for Certain Executive Officers. (Incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.24†	Description of Compensation Arrangements for Non-Employee Directors. (Incorporated by reference to Exhibit 10.24 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25†	Severance Agreement, dated as of November 22, 2004, between DoubleClick Inc. and Peter Krainik. (Incorporated by reference to Exhibit 10.25 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

23.1	Consent of PricewaterhouseCoopers LLP. (Incorporated by reference to Exhibit 23.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

*	Filed herewith

†	Management contract and compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.