Form 10-Q
period 2005-03-31
DOUBLECLICK INC
filed 2005-05-10
CIK 1049480

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of May 9, 2005 there were 126,131,699 outstanding shares of the registrant’s Common Stock.

DOUBLECLICK INC.
INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)
	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	2
	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	4
	Notes to the Consolidated Financial Statements	5
Item 2:	Managements Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4:	Controls and Procedures	48

PART II: OTHER INFORMATION
Item 1:	Legal Proceedings	48
Item 6:	Exhibits	49
EX-10.1: 2005 CORPORATE BONUS PLAN
EX-10.2: FIRST AMENDMENT TO LEASE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART 1:     FINANCIAL INFORMATION
Item 1:     Financial Statements (unaudited)
DOUBLECLICK INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited, in thousands,
	except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,016	$126,135
Investments in marketable securities	295,515	264,332
Restricted cash	1,635	3,635
Accounts receivable, net of allowances of $8,670 and $10,051, respectively	79,746	84,165
Prepaid expenses and other current assets	14,409	12,257

Total current assets	511,321	490,524
Investment in marketable securities	108,509	146,552
Restricted cash	11,668	11,668
Property and equipment, net	80,391	77,821
Goodwill	72,727	72,948
Intangible assets, net	19,513	22,395
Investment in affiliates	5,673	5,772
Other assets	13,645	13,749

Total assets	$823,447	$841,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	26,614	34,964
Accrued expenses and other current liabilities	48,431	56,844
Deferred revenue	13,563	13,687

Total current liabilities	88,608	105,495
Convertible subordinated notes — Zero Coupon, due 2023	135,000	135,000
Other long term liabilities	20,377	20,570

Total liabilities	243,985	261,065
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001; 400,000,000 shares authorized, 140,942,901 and 140,564,907 shares issued, respectively	141	141
Treasury stock, 14,864,925 shares	(109,223)	(109,223)
Additional paid-in capital	1,296,807	1,294,510
Accumulated deficit	(612,930)	(612,013)
Other accumulated comprehensive income	4,667	6,949

Total stockholders’ equity	579,462	580,364

Total liabilities and stockholders’ equity	$823,447	$841,429

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited, in
	thousands,
	except per share
	amounts)
Revenue	$76,346	$68,047
Cost of revenue	23,380	22,565

Gross profit	52,966	45,482
Operating expenses:
Sales and marketing	29,053	25,650
General and administrative	11,507	8,074
Product development	14,503	8,491
Amortization of intangibles	1,640	637

Total operating expenses	56,703	42,852
Income (loss) from operations	(3,737)	2,630
Other income (expense)
Equity in losses of affiliates	(88)	(186)
Gain on distribution from affiliate	—	2,400
Interest and other, net	3,291	3,474

Total other income	3,203	5,688
Income (loss) before income taxes	(534)	8,318
Provision for income taxes	383	625

Net income (loss)	$(917)	$7,693

Basic net income (loss) per share	$(0.01)	$0.06

Weighted average shares used in basic net income (loss) per share	125,914	137,099

Diluted net income (loss) per share	$(0.01)	$0.05

Weighted average shares used in diluted net income (loss) per share	125,914	151,384

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited, in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(917)	$7,693
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and leasehold amortization	5,598	7,445
Amortization of intangible assets	2,854	1,512
Equity in losses of affiliates	88	186
Gain on distribution from affiliate	—	(2,400)
Other non-cash items	1,046	897
Provisions for bad debts and advertiser discounts	1,164	2,574
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	2,900	(5,434)
Prepaid expenses and other assets	(2,168)	(1,884)
Accounts payable	(8,350)	1,210
Lease termination and related payments	—	(7,625)
Accrued expenses and other liabilities	(3,772)	(13,007)
Deferred revenue	(124)	1,482

Net cash used in operating activities	(1,681)	(7,351)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities	(29,115)	(74,400)
Maturities of investments in marketable securities	35,208	51,520
Restricted cash	2,000	12,100
Purchases of property and equipment	(6,290)	(6,069)
Acquisition of businesses, net of cash acquired	(6,575)	(22,445)
Proceeds from distribution from affiliate	—	2,400
Investment in Abacus Deutschland	—	(471)

Net cash used in investing activities	(4,772)	(37,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,251	2,443
Purchases of treasury stock	—	(20,439)
Payments under capital lease obligations	—	(179)

Net cash provided by (used in) financing activities	1,251	(18,175)
Effect of exchange rate changes on cash and cash equivalents	(917)	662

Net decrease in cash and cash equivalents	(6,119)	(62,229)
Cash and cash equivalents at beginning of period	$126,135	$183,484

Cash and cash equivalents at end of period	$120,016	$121,255

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

Note 1 —	Description of Business and Significant Accounting Policies

Description of Business
      DoubleClick is a leading provider of technology and data products and services used by advertising agencies, marketers and Web publishers to plan, execute and analyze their marketing programs. Combining technology and data expertise, DoubleClick’s solutions help its customers to optimize their advertising and marketing campaigns online and through direct mail. DoubleClick offers a broad array of technology and data products and services to its customers to allow them to address a full range of the marketing processes, from pre-campaign planning and testing, to execution, measurement and campaign refinements.
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
      On October 31, 2004, DoubleClick announced that it retained Lazard Freres & Co. to explore strategic options for the business to achieve greater shareholder value. On April 23, 2005, DoubleClick signed a definitive agreement to be acquired by an affiliate of the private equity investment firms of Hellman & Friedman LLC and JMI Equity (See Note 12).

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
      The Consolidated Balance Sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited Consolidated Financial Statements for the year ended December 31, 2004. The accompanying Consolidated Financial Statements should be read in conjunction with the audited

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
Consolidated Financial Statements of DoubleClick included in DoubleClick’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cash and Cash Equivalents, Investments in Marketable Securities and Restricted Cash
      Cash and cash equivalents represent cash and highly liquid investments with a remaining contractual maturity at the date of purchase of three months or less.
      Marketable securities consist of investment grade government and corporate debt securities and are classified as current or non-current assets depending on their dates of maturity. As of March 31, 2005, all marketable securities included in non-current assets have maturities greater than one year.
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

Goodwill and Intangible Assets
      DoubleClick records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. DoubleClick has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the first quarter of 2005.
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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

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

Product Development
      Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with DoubleClick’s product development departments. The product development departments perform research and development, enhance and maintain existing products and provide quality assurance. Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of DoubleClick’s products and general release have substantially coincided. As a result, DoubleClick has not capitalized any software development costs.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
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
March 31, 2005
(unaudited)
      Had DoubleClick determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, DoubleClick’s net income would have decreased and net loss would have increased to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share amounts)
Net income (loss)
As reported	$(917)	$7,693
Pro forma per SFAS 123	$(4,822)	$403
Basic net income (loss) per share:
As reported	$(0.01)	$0.06
Pro forma per SFAS 123	$(0.04)	$0.00
Diluted net income (loss) per share:
As reported	$(0.01)	$0.05
Pro forma per SFAS 123	$(0.04)	$0.00
      The weighted average per share fair value of options granted during the first quarter of 2005 and 2004 were $4.01 and $6.15, respectively, on the grant date with the following weighted average assumptions:

	Three Months Ended
	March 31,

	2005	2004

Expected dividend yield	0%	0%
Risk-free interest rate	3.72%	2.99%
Expected life	5.0 years	4.5 years
Volatility	55%	65%
      The pro forma impact of options on the net income (loss) for the first quarter of 2005 and 2004 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)

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

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share amounts)
Net income (loss)	$(917)	$7,693

Weighted average basic shares outstanding	125,914	137,099
Effect of dilutive securities: stock options	—	3,985
Convertible subordinated notes — Zero Coupon, due 2023	—	10,300

Weighted average diluted shares outstanding	125,914	151,384

Basic net income (loss) per share	$(0.01)	$0.06

Diluted net income (loss) per share	$(0.01)	$0.05

      At March 31, 2005 and 2004 outstanding options of approximately 20.0 million and 9.8 million, respectively, to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted earnings per share at March 31, 2005, excludes the effect of 10.3 million shares issuable upon conversion of the Zero Coupon Convertible Subordinated Notes due 2023.

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
      DoubleClick’s financial instruments consist of cash and cash equivalents, investments in marketable securities, restricted cash, accounts receivable, accounts payable, accrued expenses and convertible subordinated notes. At March 31, 2005 and December 31, 2004, the fair value of these instruments approximated their financial statement-carrying amount with the exception of the convertible subordinated notes. The Zero Coupon Convertible Subordinated Notes due 2023 had an estimated fair value of $123.4 million and $126.3 million at March 31, 2005 and December 31, 2004, respectively.

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
March 31, 2005
(unaudited)

Reclassifications
      Certain reclassifications have been made to prior years’ financial statements to conform to current year presentation.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 (“SFAS 123”) and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. DoubleClick will adopt SFAS 123R as of January 1, 2006; however, DoubleClick has not yet determined which of the adoption methods it will use.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in the fiscal year beginning January 1, 2006 and is not expected to have a material effect on DoubleClick’s Consolidated Financial Statements.
      In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-13 (“EITF 03-13”), “Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations”. EITF 03-13 provides guidance for evaluating whether the criteria in paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, have been met for classifying as a discontinued operation a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of SFAS No. 144 requires that cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 defines which cash flows are relevant for assessing whether cash flows have been eliminated and it provides a framework for evaluating what types of ongoing involvement constitute significant continuing involvement. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 may have a material impact on DoubleClick’s financial position or results of operations in 2005 depending on the outcome of our ongoing review of strategic options and the definitive agreement for DoubleClick to be acquired by an affiliate of the private equity investment firms of Hellman & Friedman LLC and JMI Equity, which was signed on April 23, 2005 .

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
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
      In September 2004, the EITF confirmed their tentative conclusion on EITF Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and requires restatement of prior period earnings per share amounts. DoubleClick adopted EITF 04-8 during the fourth quarter of 2004 and has restated prior period earnings per share amounts and presented 2005 earnings per share amounts based upon the requirements of EITF 04-8. In the first quarter of 2004, diluted earnings per share amounts reflect DoubleClick’s Zero Coupon Convertible Subordinated Notes due 2023, which represent 10.3 million potential shares of common stock. In the first quarter of 2005, diluted earnings per share amounts excluded DoubleClick Zero Coupon Convertible Subordinated Notes due 2023 because to do so would have an anti-dilutive effect for the period. Due to the adoption of this pronouncement, diluted earnings per share for the first quarter of 2004 were unchanged.

Note 2 —	Business Transactions

Acquisitions

2004

Performics Inc.
      On June 22, 2004, DoubleClick completed its acquisition of Performics Inc., a privately held search engine marketing and affiliate marketing company based in Chicago, Illinois, for approximately $58.2 million in cash. In addition, DoubleClick paid the former shareholders of Performics an additional $6.6 million during the first quarter of 2005 based on their attainment of certain 2004 revenue objectives. This payment was accounted for as an adjustment to purchase price. Performics’ search engine marketing solutions are designed to help clients automate their paid placement, paid inclusion and comparison shopping listings across multiple search providers and publishers. Performics also provides the infrastructure for affiliate marketing, through which marketers manage, track, and report on their offers across multiple affiliate sites. This acquisition enabled DoubleClick to offer performance based marketing products and services.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
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
      The results of Performics’ operations were included in DoubleClick’s Consolidated Statements of Operations beginning in the third quarter of 2004.

SmartPath, Inc.
      On March 19, 2004, DoubleClick completed its acquisition of SmartPath, Inc., a privately held marketing resource management, or MRM, software company based in Raleigh, North Carolina for approximately $24.1 million in cash. The SmartPath solution added marketing planning and operational management solutions to DoubleClick’s existing offerings.
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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
goodwill is not tax deductible and, in accordance with SFAS No. 142, will be and has been periodically tested for impairment.
      The results of SmartPath’s operations were included in DoubleClick’s Consolidated Statements of Operations beginning in the second quarter of 2004. In the third quarter of 2004, SmartPath’s operations were included as a component of DoubleClick’s Enterprise Marketing Solutions business.
      The following unaudited pro forma results of operations have been prepared assuming that the acquisitions of Performics and SmartPath consummated during 2004, occurred at the beginning of the respective periods presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisitions and dispositions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data)
Revenues	$76,346	$73,382
Net income (loss)	$(917)	$5,668
Basic net income (loss) per share	$(0.01)	$0.04
Diluted net income (loss) per share	$(0.01)	$0.04

Note 3 —	Investment in Affiliates
      DoubleClick’s investments in affiliates at March 31, 2005 and December 31, 2004 consisted of the following:

	2005	2004

	(In thousands)
DoubleClick Japan	$5,554	$5,492
Abacus Deutschland	119	280
MaxWorldwide, Inc.	—	—

	$5,673	$5,772

      As of March 31, 2005 and December 31, 2004, DoubleClick’s investments in MaxWorldwide and DoubleClick Japan represent investments in publicly traded companies which are accounted under the equity method of accounting. At March 31, 2005 and December 31, 2004, the fair value of these investments was as follows:

	2005	2004

	(In thousands)
MaxWorldwide, Inc.	$2,160	$2,112
DoubleClick Japan	$12,956	$11,378
      Equity in losses of affiliates was $0.1 million and $0.2 million for the first quarter of 2005 and 2004, respectively. In the first quarter of 2005, DoubleClick recognized an equity loss of approximately $0.2 million from the equity investment in its Abacus Deutschland joint venture partially offset by an equity gain of approximately $0.1 million from its equity investment in DoubleClick Japan. In the first quarter of 2004, DoubleClick recognized equity losses of $0.1 million from the equity investment in its Abacus Deutschland joint venture and $0.1 million from its equity investment in DoubleClick Japan.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
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

Note 4 —	Goodwill
      The changes in the carrying amount of goodwill for the first quarter of 2005 are as follows (in thousands):

Balance at December 31, 2004	$72,948
Tax adjustment related to prior acquisitions	(221)

Balance at March 31, 2005	$72,727

      Goodwill at March 31, 2005 and December 31, 2004 by reporting unit consisted of the following:

	2005	2004

	(In thousands)
Email	$16,887	$17,108
Performics	41,627	41,627
EMS	14,213	14,213

	$72,727	$72,948

      The Email, Performics and EMS reporting units are all part of DoubleClick’s TechSolutions segment.

Note 5 —	Intangible Assets
      Intangible assets consist of the following:

		March 31, 2005
	Weighted				December 31,
	Average	Gross			2004
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net	Net

			(In thousands)
Patents and trademarks	36 months	$2,285	$(2,285)	$—	$—
Customer relationships	31 months	34,494	(25,950)	$8,544	9,717
Purchased technology and other	37 months	22,001	(11,512)	$10,489	11,718
Covenant not to compete	15 months	2,400	(1,920)	$480	960

	33 months	$61,180	$(41,667)	$19,513	$22,395

      Amortization expense was $2.9 million and $1.5 million for the first quarter of 2005 and 2004, respectively. For the first quarter of 2005 and 2004, $1.2 million and $0.9 million, respectively, of amortization expense relating to purchased technology has been included as a component of cost of revenue in the Consolidated Statements of Operations.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      Based on the balance of intangible assets at March 31, 2005, the annual amortization expense for each of the succeeding two fiscal years is estimated to be $8.4 million and $3.5 million in 2006 and 2007, respectively. Amortization expense for the remaining balance of fiscal 2005 is estimated to be $7.6 million.

Note 6 —	Accounts Payable
      Accounts payable at March 31, 2005 and December 31, 2004 consists of the following

	2005	2004

	(In thousands)
Accounts payable — trade	$5,445	$6,606
Accounts payable — site payments	21,169	28,358

	$26,614	$34,964

      Site payments represent amounts owed to Web sites in connection with search engine and affiliate marketing advertising campaigns managed by our Performics division on behalf of our advertiser clients. Site payments are remitted to the applicable Web sites only upon collection of the underlying receivable due from our advertiser clients. The net accounts receivable balance associated with our Performics business was $23.3 million and $27.9 million at March 31, 2005 and December 31, 2004, respectively.

Note 7 —	Convertible Subordinated Debt
      On June 23, 2003, DoubleClick issued $135.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due 2023 (the “Zero Coupon Notes”) in a private offering. The Zero Coupon Notes do not bear interest and have a zero yield to maturity. The Zero Coupon Notes are convertible under certain circumstances into DoubleClick common stock at a conversion price of approximately $13.12 per share, which would result in an aggregate of approximately 10.3 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Zero Coupon Notes will initially be convertible into 76.2311 shares of DoubleClick common stock prior to July 15, 2023 if the sale price of DoubleClick’s common stock issuable upon conversion of the Zero Coupon Notes reaches a specified threshold for a defined period of time, if specified corporate transactions have occurred or if DoubleClick calls the Zero Coupon Notes for redemption. The specified thresholds for conversion prior to the maturity date are (a) during any calendar quarter, the last reported sale price of DoubleClick’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on that 30th trading day and (b) subject to certain exceptions, during the five business day period following any five consecutive trading day period, the trading price per $1,000 principal amount of Zero Coupon Notes for each of the five consecutive trading days is less than 98% of the product of the last reported sale price of DoubleClick’s common stock and the conversion rate (initially 76.2311) on each such day. As of March 31, 2005, these thresholds had not been met.
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
March 31, 2005
(unaudited)
      DoubleClick received net proceeds of approximately $131.5 million and incurred issuance costs of approximately $3.5 million. The issuance costs are amortized from the date of issuance through July 15, 2008 and are included as a component of other assets on the Consolidated Balance Sheet.
      The Zero Coupon Notes contain an embedded derivative, the fair value of which as of March 31, 2005 has been determined to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any significant changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Note 8 —	Restructuring
      In the first quarter of 2005, no restructuring charges or credits were recorded. Cash paid during the first quarter of 2005 with respect to previously accrued restructuring charges was approximately $1.1 million relating to subleased facilities in Louisville and Chicago.
      The restructuring accrual as of March 31, 2005 of approximately $16.2 million consists primarily of DoubleClick’s facilities in London, England and Louisville, Colorado. The restructuring accrual associated with DoubleClick’s facilities represents the excess of future lease commitments over estimated sublease income in locations where DoubleClick has excess or idle space. In most cases, subleases have been signed for the entire term of these leases and DoubleClick’s estimate of sublease income is based on the agreed upon sublease rates. In facilities for which DoubleClick does not have a sublease signed for the entire term of the lease, sublease assumptions are made with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. Should market conditions or other circumstances change, this information may be updated and restructuring charges or credits may be required.
      As of March 31, 2005, approximately $3.8 million and $12.4 million remained accrued as a component in “Accrued expenses and other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet, respectively, and relates wholly to future lease costs.
      The following table sets forth a summary of the costs and related charges for DoubleClick’s restructuring charges and the balance of the restructuring reserves established:

Total

Balance at December 31, 2004	$17,374
Cash expenditures	(1,052)
Effect of foreign currency translation	(91)

Balance at March 31, 2005	$16,231

Note 9 —	Contingencies
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

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
named officers and directors without prejudice. However, claims against DoubleClick remain. In July 2002, DoubleClick and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to DoubleClick in February 2003.
      In June 2003, DoubleClick’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. If this settlement is not finalized, DoubleClick intends to dispute these allegations and defend this lawsuit vigorously.
      DoubleClick is defending a class action lawsuit filed in September 2003 in the Court of Common Pleas in Allegheny County, Pennsylvania alleging, among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisement that plaintiffs assert we delivered to consumers. The action seeks, among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. DoubleClick believes the claims in this case are without merit and intends to defend this action vigorously.
      On April 23, 2005, DoubleClick signed a definitive agreement to be acquired by an affiliate of the private equity investment firms of Hellman & Friedman LLC and JMI Equity. If the merger is terminated under certain circumstances, DoubleClick will be obligated to pay a termination fee of $28 million (See Note 12).
      On April 27, 2005, a purported class action lawsuit related to the merger was filed against DoubleClick, each of its directors, certain of its executive officers and Hellman & Freidman LLC and JMI Equity in the Supreme Court of the State of New York for the County of New York. The lawsuit alleges, among other things, that the merger consideration to be paid to DoubleClick’s stockholders in the merger is unfair and inadequate. In addition, the complaint alleges that DoubleClick’s directors violated their fiduciary duties by, among other things, failing to take all reasonable steps to assure the maximization of stockholder value, including the implementation of a bidding mechanism to foster a fair auction of DoubleClick to the highest bidder or the exploration of strategic alternatives that will return greater or equivalent short-term value to DoubleClick’s stockholders. The complaint seeks, among other relief, certifications of the lawsuit as a class action, a declaration that the merger is unfair, unjust and inequitable to our stockholders, an injunction preventing completion of the merger at a price that is not fair and equitable, compensatory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper.

Note 10 —	Segment Reporting
      DoubleClick is organized into two segments: TechSolutions and Data. Our TechSolutions business unit consists of our Ad Management, Marketing Automation and Performics divisions and our Data business unit consists of our Abacus and Data Management divisions. Adjustments to reconcile segment reporting to consolidated results are included in “corporate.” Corporate represents the results of operations of DoubleClick’s unallocated corporate overhead. The accounting policies of DoubleClick’s segments are the same as those described in the summary of significant accounting policies in Note 1.

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
      Revenues and operating income (loss) by segment are as follows (in thousands):

	Three Months Ended				Three Months Ended
	March 31, 2005				March 31, 2004

	TechSolutions	Data	Corporate	Total	TechSolutions	Data	Corporate	Total

Revenue from external customers	$51,512	$24,834	$—	$76,346	$45,297	$22,750	$—	$68,047

Depreciation and amortization	$5,689	$2,236	$528	$8,453	$6,179	$2,164	$614	$8,957

Operating income (loss)	$6,634	$1,531	$(11,902)	$(3,737)	$8,496	$2,533	$(8,399)	$2,630

Total other income				$3,203				$5,688

Income (loss) before income taxes				$(534)				$8,318

Note 11 —	Comprehensive Income (Loss)
      Comprehensive income consists of net income (loss), unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive loss was $1.9 million for the first quarter of 2005 as compared to comprehensive income of $15.0 million for the first quarter of 2004.

Note 12 —	Subsequent Events

AOL Services Agreement
      On April 7, 2005, DoubleClick and America Online, Inc. (“AOL”) entered into a services agreement (the “Services Agreement”). Pursuant to the terms of the Services Agreement, DoubleClick will provide a DoubleClick-hosted service to AOL that will enable AOL to manage, serve, and report on online advertisements through DoubleClick’s “DART for Publishers” platform (the “DFP Service”). Over the course of three phases, DoubleClick will also perform customization work to incorporate new features and functionality to the DFP Service required by AOL. AOL will pay monthly service fees for the DFP Service based on the monthly volume of advertisement impressions AOL serves using the customized DFP Service, and AOL will pay for customization work that DoubleClick successfully completes. DoubleClick will be using equipment and additional software purchased by AOL and procuring additional space at co-location facilities that will be exclusively dedicated to supporting DoubleClick’s provision of the DFP Service.
      The Services Agreement provides for an initial term that expires on the third anniversary of the date AOL begins serving advertisements though the customized DFP Service and, upon the expiration of the initial term, five subsequent one-year renewal terms at the election of AOL. AOL may terminate the Services Agreement upon the occurrence of certain specified events, including but not limited to certain service level failures, certain types of change in control of DoubleClick, financial distress of DoubleClick as defined by the Services Agreement, and an announcement by DoubleClick of its intention to cease or ceasing to provide services similar to the DFP Service. Upon the expiration or termination of the Agreement, AOL will receive certain termination assistance services from DoubleClick.

Proposed Acquisition of DoubleClick
      On April 23, 2005, DoubleClick signed a definitive agreement to be acquired by an affiliate of the private equity investment firms of Hellman & Friedman LLC and JMI Equity. Under the terms of the agreement, DoubleClick stockholders will receive $8.50 in cash for each share of DoubleClick common stock. The aggregate consideration to be paid to DoubleClick stockholders is approximately $1.1 billion. DoubleClick’s

DOUBLECLICK INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005
(unaudited)
existing Zero Coupon Subordinated Notes due 2023 in the principal amount of $135 million will remain outstanding, subject to the rights of the holders to require DoubleClick to repurchase such notes at par following consummation of the transaction. The transaction is expected to be completed in the third quarter. If the merger agreement is terminated under certain circumstances, DoubleClick will be obligated to pay a termination fee of $28 million.

Agreement with Kevin P. Ryan
      On April 24, 2005, DoubleClick entered into an agreement with Kevin P. Ryan, DoubleClick’s chief executive officer, in connection with DoubleClick’s previously disclosed entry into a definitive agreement on April 23, 2005 pursuant to which DoubleClick will be acquired by an affiliate of the private equity investment firms of Hellman & Friedman LLC and JMI Equity. Pursuant to the agreement between the DoubleClick and Mr. Ryan, Mr. Ryan agreed to resign as a director and chief executive officer of DoubleClick upon the closing of the transaction. Additionally, DoubleClick agreed to treat Mr. Ryan’s resignation as a termination without cause, for purpose of any severance, retention or other payment or benefit to which Mr. Ryan is entitled upon such termination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
      This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management “believes”, “expects”, “could”, “may”, “estimate”, “will” “anticipates”, “plans” or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report on Form 10-Q and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we may not update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Except as expressly otherwise provided, the forward-looking statements and risk factors discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions.
Overview
      We provide technology and data products and services that marketers, Web publishers and advertising agencies use to optimize their marketing programs and efficiently reach their customers. We derive revenues from two business segments: DoubleClick TechSolutions, which we refer to as our TechSolutions segment, and DoubleClick Data, which we refer to as our Data segment.
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
      DoubleClick Data. Data, which consists of our Abacus and Data Management divisions, provides products and services primarily to direct marketers. Abacus maintains the Abacus Alliance database in the United States, which is a proprietary database of consumer transactions used for target marketing purposes, and maintains alliances in the United Kingdom, Australia, Japan, Canada, France and through a joint venture, in Germany. In the United States, we also offer a Business-to-Business Alliance. In addition, we offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of our Data Management division. We generate our Data revenue primarily from the sale of consumer and business prospect lists, list processing, database development and database management services.

Recent Developments
      On October 31, 2004, we announced that we retained Lazard Freres & Co. to explore strategic options for the business to achieve greater shareholder value. On April 23, 2005, we signed a definitive agreement to be acquired by an affiliate of the private equity investment firms of Hellman & Friedman LLC and JMI Equity. Under the terms of the agreement, our stockholders will receive $8.50 in cash for each share of our common stock. The aggregate consideration to be paid to our stockholders is approximately $1.1 billion. Our existing Zero Coupon Subordinated Notes due 2023 in the principal amount of $135 million will remain outstanding, subject to the rights of the holders to require us to repurchase such notes at par following consummation of the transaction. The transaction is expected to be completed in the third quarter. If the merger agreement is terminated under certain circumstances, we will be obligated to pay a termination fee of $28 million.
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

Restructuring Estimates
      Our restructuring reserves as of March 31, 2005 were approximately $16.2 million, and consisted primarily of reserves for our facilities in London, England and Louisville, Colorado. The restructuring accrual associated with our facilities represents the excess of future lease commitments over estimated sublease income in locations where we have excess or idle space. In most cases, subleases have been signed for the entire term of these leases and our estimate of sublease income is based on the agreed upon sublease rates. In facilities for which we do not have a sublease signed for the entire term of the lease, sublease assumptions are made with the assistance of a real estate firm and are based on the current real estate market conditions in the local markets where these facilities are located. The most material estimate is associated with our facility in London where the office space is currently sublet for only a portion of the remaining lease term. The total remaining obligation for this facility is approximately $42.0 million. Our London reserve is based on our estimate of future sublease income relative to the total remaining obligation and was determined based on the weighted probability of various future sublease scenarios. These scenarios resulted in a weighted average sublease rate where for each $1.00 change in this assumption, additional restructuring charges or credits of approximately $0.3 million would be required. If market conditions or other circumstances change, this information may be updated and additional charges or credits may be required.

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

Retention Payments
      On October 31, 2004, we announced that we retained Lazard Freres & Co. to explore strategic options for our business to achieve greater shareholder value. In connection with this initiative, on December 9, 2004 we entered into retention agreements with key employees, including each of our named executive officers as of that date, as disclosed in our Current Report on Form 8-K filed with the SEC on December 13, 2004. Under the terms of the retention agreements, these employees were entitled to receive a retention bonus if they remained continuously employed through April 30, 2005 and are entitled to receive a second retention bonus if they remain continuously employed through January 31, 2006. The employees received the first retention bonus on April 30, 2005, which totaled approximately $1.4 million in aggregate. Payment of the second retention bonuses will accelerate in full if we terminate the employment of the employee without cause or if the employee terminates his or her employment for good reason prior to January 31, 2006. Additionally, if, while an employee is employed by us, we complete the sale of our TechSolutions or Data business segment, which we refer to as a division change of control, payment of half of the second retention bonus will accelerate for the employees of the applicable business segment, except for the President of Data, whose retention bonuses will accelerate in full. The consummation of the transaction with an affiliate of Hellman & Friedman LLC and JMI Equity that we signed on April 23, 2005 will constitute a division change in control with respect to each business segment for purposes of these retention agreements.
      We record compensation expense ratably over the service period of each retention bonus. The service period of the first and second retention bonuses are approximately five and fourteen months, respectively. If the payment of these retention bonuses accelerates, the remaining unamortized expense will be recorded in the period such termination is made and/or sale is consummated. Aggregate future payments in connection with these retention bonuses and other retention bonuses may range up to $3.3 million, excluding the payments made on April 30, 2005 and potential tax gross-up payments under the agreements. In the first quarter of 2005, we recognized $1.6 million in compensation expense relating to these retention bonuses.

Deferred Tax Assets
      Pursuant to SFAS 109, we record a valuation allowance to the extent realization of our net deferred tax asset is not more likely than not. As of March 31, 2005 and December 31 2004, we maintained a valuation allowance against those net deferred tax assets that we believe, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, are not more likely than not expected to be realized. If we determine that we would be able to realize additional or all of our deferred tax assets, an adjustment to the valuation allowance would increase income and/or adjust additional paid-in capital and/or goodwill in the period such determination was made.

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

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, referred to as FASB, issued SFAS No. 123R, “Share-Based Payment”, known as SFAS 123R, which replaces SFAS No. 123, and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We will adopt SFAS 123R as of January 1, 2006; however, we have not yet determined which of the adoption methods we will use.
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
      In November 2004, the Emerging Issues Task Force, referred to as EITF, reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations”, known as EITF 03-13. EITF 03-13 provides guidance for evaluating whether the criteria in paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, have been met for classifying as a discontinued operation a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of SFAS No. 144 requires that cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 defines which cash flows are relevant for assessing whether cash flows have been eliminated and it provides a framework for evaluating what types of ongoing involvement constitute significant continuing involvement. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 may have a material impact on our financial position or results of operations in 2005 depending on the outcome of our review of strategic options and the definitive agreement for the Company to be acquired by an affiliate of the private equity investment firms of Hellman & Friedman LLC and JMI Equity which was signed on April 23, 2005.
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
      In September 2004, the EITF confirmed their tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, known as EITF 04-8. EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and requires restatement of prior period earnings per share amounts. We adopted EITF 04-8 during the fourth quarter of 2004 and have restated prior period earnings per share amounts and presented 2005 earnings per share amounts based on the requirements of EITF 04-8. For the first quarter of 2004, diluted earnings per share amounts reflect our Zero Coupon Convertible Subordinated Notes due 2023, which represented 10.3 million potential shares of common stock. In the first quarter of 2005, diluted earnings per share amounts excluded our Zero Coupon Convertible Subordinated Notes due 2023 because to do so would have an anti-dilutive effect for the period. Due to the adoption of this pronouncement, diluted earnings per share for the first quarter of 2004 were unchanged.
Business Transactions

Acquisitions

2004

Performics Inc.
      On June 22, 2004, we completed our acquisition of Performics Inc., a privately held search engine marketing and affiliate marketing company based in Chicago, Illinois, for approximately $58.2 million in cash. In addition, we paid the former shareholders of Performics an additional $6.6 million during the first quarter of 2005 based on their attainment of certain 2004 revenue objectives. Performics’ search engine marketing solutions are designed to help clients automate their paid placement, paid inclusion and comparison shopping listings across multiple search providers and publishers. Performics also provides the infrastructure for affiliate marketing, through which marketers manage, track, and report on their offers across multiple affiliate sites.

SmartPath, Inc.
      On March 19, 2004, we completed our acquisition of SmartPath, Inc, a privately held marketing resource management, or MRM, software company, based in Raleigh, North Carolina, for approximately $24.1 million in cash.
Results of Operations
      A summary of our financial results is as follows:

Three months ended March 31, 2005 compared to the three months ended March 31, 2004
      Revenues for the first quarter of 2005 were $76.3 million, an increase of $8.3 million or 12.2% compared to $68.0 million for the first quarter of 2004. This increase was due to the acquisitions of Performics in June 2004 and SmartPath in March 2004 and organic growth from within our Data segment and email products and services. The increase in revenues was partially offset by the decline in revenues relating to our Ad Management division. Revenues associated with our Performics and SmartPath acquisitions were $7.5 million in aggregate for the first quarter of 2005. Gross profit for the first quarter of 2005 was $53.0 million, an increase of $7.5 million or 16.5% compared to the first quarter of 2004. Gross margin improved by over 250 basis points to 69.4%. These increases were driven primarily by reduced costs in Ad Management, an increase in revenues in Marketing Automation, and the addition of the relatively high gross margin Performics and SmartPath businesses.
      Operating loss was $3.7 million for the first quarter of 2005 as compared to operating income of $2.6 million in the first quarter of 2004. Operating results declined due to an increase in operating expenses of $13.9 million, or 32.3%, partially offset by an increase in gross profit. The increase in operating expenses was primarily the result of the assumption of headcount associated with our acquisitions of Performics and SmartPath and the hiring of additional employees in our Data segment. These personnel-related increases primarily occurred in our sales and marketing and product development departments and were net of a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. In addition, operating expenses included the accrual of retention payments and professional fees associated with the review of our strategic options totaling $3.0 million in aggregate.
      Net loss was $0.9 million, or $0.01 per diluted share, for the first quarter of 2005 as compared to net income of $7.7 million, or $0.05 per diluted share, in the first quarter of 2004. Net income in the first quarter of 2004 benefited from a distribution from MaxWorldwide of approximately $2.4 million in connection with its plan of liquidation and dissolution.
      We expect revenue to increase throughout 2005 as compared to 2004 as a result of our acquisition of Performics and organic growth. In addition, we expect operating income to increase throughout 2005 as compared to 2004 primarily due to anticipated operational improvements in our EMS and Data Management businesses.
      Revenues, gross profit, and operating income (loss) by segment are as follows (in thousands):

	For the Three Months
	Ended March 31,		2005 vs. 2004

Revenue:	2005	2004	Change	%

TechSolutions	$51,512	$45,297	$6,215	13.7%
Data	24,834	22,750	2,084	9.2%

Total	$76,346	$68,047	$8,299	12.2%

	For the Three Months
	Ended March 31,		2005 vs. 2004

Gross Profit:	2005	2004	Change	%

TechSolutions	$38,361	$31,899	$6,462	20.3%
Data	14,605	13,583	1,022	7.5%

Total	$52,966	$45,482	$7,484	16.5%

	For the Three Months
	Ended March 31,		2005 vs. 2004

Operating Income/(Loss):	2005	2004	Change	%

TechSolutions	$6,634	$8,496	$(1,862)	(21.9)%
Data	1,531	2,533	(1,002)	(39.6)%
Corporate(1)	(11,902)	(8,399)	(3,503)	NMF

Total	$(3,737)	$2,630	$(6,367)	NMF

(1)	Adjustments to reconcile segment reporting to consolidated results are included in “Corporate.”

DoubleClick TechSolutions
      TechSolutions revenue is derived from our Ad Management, Marketing Automation and Performics divisions. Our Ad Management division derives its revenue primarily from the DART for Publishers Service, the DART for Advertisers Service and the DART Enterprise ad serving software product. Our Marketing Automation division derives its revenue primarily from our DARTmail service and related email products, and from our Enterprise Marketing Solutions, or EMS, business, which consists of our campaign management and marketing resource management, or MRM, products. Following the acquisition of Performics Inc. in June 2004, we created a third division within TechSolutions, which offers search engine marketing and affiliate marketing solutions. TechSolutions cost of revenue includes costs associated with the delivery of advertisements and emails, including Internet access costs, depreciation of the ad and email delivery systems, the amortization of purchased technology and facility- and personnel-related costs incurred to operate and support our Ad Management, Marketing Automation and Performics products and services.
      TechSolutions revenue for the first quarter of 2005 was $51.5 million, an increase of $6.2 million or 13.7% compared to $45.3 million for the first quarter of 2004. The increase in TechSolutions revenue was primarily attributable to the acquisitions of Performics and SmartPath, as well as organic growth from our email products and services. Ad Management revenue declined slightly to $31.7 million in the first quarter of 2005 compared to $33.3 million for the first quarter of 2004. For the first quarter of 2005, the increase in volumes for both our DART for Advertisers Service and our DART for Publishers Service did not outpace the decline in effective price for these products. The blended effective price of both products continued to decline as a result of aggressive client retention practices and sustained competitive pressure. Marketing Automation revenue was $13.5 million, an increase of $1.5 million or 12.5% compared to $12.0 million for the first quarter of 2004. This increase was primarily due to the acquisition of SmartPath and volume-driven growth in our email products and services. Performics revenues were $6.3 million for the first quarter of 2005 as we began recognizing revenue for this division in July 2004.
      TechSolutions gross profit was $38.4 million, or 74.5% of revenue for the first quarter of 2005, an increase of $6.5 million compared to $31.9 million or 70.4% of revenue for first quarter of 2004. Gross profits increased by 20.3% or by approximately 410 basis points as a percentage of revenue, primarily due to gross profits associated with our acquisitions of Performics and SmartPath and a decrease in cost of revenue. Performics and SmartPath gross profits were $5.8 million in the aggregate for the first quarter of 2005 and included intangible amortization relating to purchased technology of $1.0 million. Excluding cost of revenue relating to Performics and SmartPath of $1.6 million, cost of revenue decreased $1.9 million, which outweighed our net decline in revenue of $1.2 million. The reduction in cost of revenue was primarily due to a decline in depreciation expense of approximately $1.8 million associated with the continued efficient use of our existing hardware.
      TechSolutions operating income was $6.6 million for the first quarter of 2005, a decrease of $1.9 million or 21.9% compared to $8.5 million for the first quarter of 2004. This decline was the result of an increase in operating expenses of approximately $8.3 million, partially offset by the increase in gross profit. Personnel-related costs increased by approximately $7.7 million mainly in relation to the assumption of headcount associated with our acquisitions of Performics and SmartPath. This change in personnel-related costs was net of a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. Amortization expense increased $1.0 million driven by the addition of acquired intangibles associated with our acquisitions of Performics and SmartPath. In addition, we incurred costs during the first quarter of 2005 in anticipation of our Ad Management agreement with AOL. The increase in operating expenses was partially offset by a decline in bad debt expense of $1.6 million. Bad debt expense benefited during the first quarter of 2005 from a legal settlement as well as recoveries of previously written-off receivables and continued improvement in our collection efforts.
      We expect TechSolutions revenue to increase throughout 2005 as compared to 2004 as a result of our acquisition of Performics and organic growth. In addition, we expect operating income to increase throughout 2005 as compared to 2004 primarily due to anticipated operational improvements in our EMS business.

DoubleClick Data
      DoubleClick Data revenue has historically been derived primarily from our Abacus division, which provides acquisition solutions, retention solutions and list optimization, as well as other products and services to direct marketers in the Abacus Alliances. As a result of our acquisition of Computer Strategy Coordinators, Inc. in June 2003, we offer direct marketers solutions for building and managing customer marketing databases and other related products and services as part of our Data Management division. Data cost of revenue includes expenses associated with maintaining and updating the Abacus databases, facility- and personnel-related expenses to operate and support our production equipment, the amortization of purchased intangible assets, and subscriptions to third party providers of lifestyle and demographic data that are used to supplement our transactions based marketing solutions.
      Data revenue for the first quarter of 2005 was $24.8 million, an increase of $2.1 million or 9.2% compared to $22.7 million for the first quarter of 2004. The increase in revenue was attributable to organic growth from our Data Management and Abacus divisions. Data Management revenues were $4.1 million for the first quarter of 2005 compared to $2.4 million for first quarter of 2004. Abacus revenues increased slightly to $20.7 million for the first quarter of 2005 compared to $20.4 million for the first quarter of 2004. The year over year increase in Abacus revenues was driven from continued growth in our U.S. Business-to-Business Alliance, which more than offset a slight year over year decline in revenue from both our U.S. and U.K. Business-to-Consumer Alliances.
      Data gross profit for the first quarter of 2005 was $14.6 million or 58.8% of revenues, an increase of $1.0 million or 7.5% compared to $13.6 million or 59.6% of revenues for the first quarter of 2004. The increase in gross profit was primarily due to revenue growth in our Data Management division. Gross margin for the first quarter of 2005 was negatively impacted primarily due to a higher percentage of the segment’s sales being generated by our lower margin Data Management division.
      Data operating income for the first quarter of 2005 was $1.5 million, a decrease of $1.0 million or 39.6% compared to $2.5 million for the first quarter of 2004. This change was due to an increase in operating expenses of $2.0 million partially offset by the increase in gross profit. Operating expenses included an increase in personnel-related costs of approximately $1.8 million from the hiring of additional employees to support both our Data Management division and our International Alliances.
      We anticipate Data revenue to increase throughout 2005 as compared to 2004 primarily as a result of new product offerings and customer acquisition in the Data Management division and growth from within our international businesses. We anticipate operating income will increase throughout 2005 compared to 2004 primarily due to operational improvements in our Data Management division.
Operating Expenses
      Operating costs and expenses were as follows (in thousands):

	For the Three Months
	Ended March 31,		2005 vs. 2004

Operating Expenses:	2005	2004	Change	%

Sales and marketing	$29,053	$25,650	$3,403	13.3%
General and administrative	11,507	8,074	3,433	42.5%
Product development	14,503	8,491	6,012	70.8%
Amortzation of intangibles	1,640	637	1,003	157.5%

Total operating expenses	$56,703	$42,852	$13,851	32.3%

Sales and Marketing
      Sales and marketing expenses consist primarily of compensation and related benefits, sales commissions, general marketing costs, advertising, bad debt expense and other operating expenses associated with our sales and marketing departments. Sales and marketing expenses for the first quarter of 2005 were $29.1 million or

38.1% of revenue, an increase of $3.4 million or 13.3% compared to $25.7 million or 37.7% of revenue for the first quarter of 2004. The increase was primarily attributable to increases in personnel-related costs of $4.8 million partially offset by a decrease in bad debt expense of approximately $1.6 million. Personnel-related costs increased primarily due to the assumption of headcount as a result of our acquisitions of SmartPath and Performics, the hiring of additional employees in our Data business and costs associated with the accrual of retention payments relating to our review of strategic options. The change in personnel-related costs was net of a $1.5 million reserve reversal recorded in the first quarter of 2004 relating to a prior acquisition. Bad debt expense benefited during the first quarter of 2005 from a legal settlement as well as recoveries of previously written-off receivables and continued improvement in our collection efforts.
      We expect the absolute dollar amount of sales and marketing expenses to increase throughout 2005 compared to 2004 due to the hiring of additional employees, but to remain relatively flat as a percentage of revenues due to anticipated higher revenues.

General and Administrative
      General and administrative expenses consist primarily of compensation and related benefits, professional services and other operating expenses associated with our executive, finance, human resources, legal, facilities and administrative departments. General and administrative expenses were $11.5 million or 15.1% of revenue for the first quarter of 2005, an increase of $3.4 million or 42.5% compared to $8.1 million or 11.9% of revenue for the first quarter of 2004. The increase was primarily due to an increase in professional fees of $1.4 million and the accrual of retention payments of approximately $1.1 million, both relating to our review of strategic options.
      We expect the absolute dollar amount of general and administrative expenses to increase throughout 2005 as compared to 2004 due to the previously discussed retention payments and professional fees. However, we expect these costs to remain flat as a percentage of revenues due to anticipated higher revenues.

Product Development
      Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with our product development departments. Our product development departments perform research and development, enhance and maintain existing products, and provide quality assurance. Product development expenses were $14.5 million or 19.0% of revenue for the first quarter of 2005, an increase of $6.0 million or 70.8% compared to $8.5 million or 12.5% of revenue for the first quarter of 2004. The increase was primarily due to increases in personnel-related costs of $5.0 million that was primarily attributable to additional headcount assumed from our acquisitions of SmartPath and Performics.
      We believe that ongoing investment in product development is critical to the attainment of our strategic objectives. As such, we expect product development expenses to increase in absolute dollars throughout 2005 as compared to 2004 due to the allocation of additional resources, but to remain flat as a percentage of revenues due to anticipated higher revenues.

Amortization of Intangibles
      Amortization expense consists of the amortization of customer relationships and a covenant not to compete. Amortization expense was $1.6 million and $0.6 million for the first quarter of 2005 and 2004, respectively. Amortization expense increased $1.0 million due to acquired intangible assets with respect to the acquisitions of SmartPath and Performics in March and June 2004, respectively
      We expect amortization of intangible assets to decrease throughout 2005 as compared to 2004 primarily due to intangible assets becoming fully amortized during the year.

Non-Operating Expenses and Income Taxes

Equity in Losses of Affiliates
      Equity in losses of affiliates was $0.1 million and $0.2 million for the first quarter of 2005 and 2004, respectively. In the first quarter of 2005, we recognized an equity loss of approximately $0.2 million from the equity investment in our Abacus Deutschland joint venture and an equity gain of approximately $0.1 million from our equity investment in DoubleClick Japan. In the first quarter of 2004, we recognized equity losses of $0.1 million from our equity investment in our Abacus Deutschland joint venture and $0.1 million from our equity investment in DoubleClick Japan.

Gain on Distribution from Affiliate
      For the first quarter of 2004, we recognized a gain of $2.4 million relating to a distribution from MaxWorldwide in connection with its plan of liquidation and dissolution. We still maintain a 19.8% interest in MaxWorldwide and may receive additional distributions in future periods as a result of the finalization of its plan of liquidation and dissolution.
      We did not recognize any gain or losses from affiliate distributions for the first quarter of 2005.

Interest and Other, Net

	For the Three Months
	Ended March 31,		2005 vs. 2004

	2005	2004	Change	%

Interest Income	$2,878	$2,999	$(121)	(4.0)%
Interest Expense	(275)	(351)	76	NMF
Other	688	826	(138)	(16.7)%

Total	$3,291	$3,474	$(183)	(5.3)%

      Interest and other, net was $3.3 million and $3.5 million for the first quarter of 2005 and 2004, respectively. In the first quarter of 2005, interest income decreased by $0.1 million due to a decrease of average total cash, which includes cash and cash equivalents, investments in marketable securities and restricted cash, of $105.8 million compared to 2004. Average total cash decreased due to the purchases of our common stock and the acquisitions of Performics and SmartPath. The decline in average total cash was partially offset by an increase in average interest rates.
      Interest and other, net in future periods may fluctuate in correlation with the average cash, investment, and debt balances we maintain and as a result of changes in the market rates of our investments.

Provision for Income Taxes
      The provision for income taxes recorded for the first quarter of 2005 of $0.4 million consists principally of income taxes of $0.3 million on the earnings of certain of our foreign subsidiaries and federal alternative minimum taxes of $0.1 million. The provision for income taxes recorded for the first quarter of 2004 of $0.6 million consists principally of income taxes of $0.4 million on the earnings of certain of our foreign subsidiaries, federal alternative minimum taxes of $0.1 million and state and local taxes of $0.1 million.

Liquidity and Capital Resources

	For the Three Months
	Ended March 31,		2005 vs. 2004

	2005	2004	Change	%

	(In thousands)
Net cash used in operating activities	$(1,681)	$(7,351)	5,670	NMF
Net cash used in investing activities	$(4,772)	$(37,365)	32,593	NMF
Net cash provided by (used in) financing activities	$1,251	$(18,175)	19,426	NMF

Operating Activities
      In the first quarter of 2005, cash used in operating activities was $1.7 million, an increase of $5.7 million compared to the first quarter of 2004. The increase was primarily a result of stronger working capital and the absence of lease termination payments made in the first quarter of 2004, partially offset by a decline in net income. Lease termination payments were $7.6 million for first quarter of 2004 and related to our previous New York headquarters. Accrued expenses decreased by $3.8 million in first quarter of 2005 compared to $13.0 million in the first quarter of 2004. The decreases in payments associated with accrued expenses were primarily a result of additional restructuring activities in 2004.
      In 2005, we expect cash flow from operating activities to increase in 2005 as compared to 2004 due to the anticipated increase in revenue and net income.

Investing Activities
      In the first quarter of 2005, cash used in investing activities was $4.8 million, a decrease of $32.6 million compared to the first quarter of 2004. Cash used in the first quarter of 2005 included a $6.6 million payment associated with our acquisition of Performics based on their attainment of certain 2004 revenue objectives and capital expenditures of $6.3 million. These cash flows were partially offset by net maturities of investments in marketable securities of $6.1 million and positive movements in restricted cash of $2.0 million. Cash used in the first quarter of 2004 included net purchases of investments in marketable securities of $22.9 million, the acquisition of SmartPath for $22.4 million and capital expenditures of $6.1 million. These cash flows were partially offset by positive movements in restricted cash of $12.1 million and the receipt of an affiliate distribution from MaxWorldwide of $2.4 million.
      For the remainder of 2005, capital expenditures are expected to be in excess of $20.0 million and primarily relate to the replacement of obsolete equipment to support anticipated volume expansion.

Financing Activities
      In the first quarter of 2005, cash provided by financing activities was $1.3 million, an increase of $19.4 million compared to the first quarter of 2004. Cash provided by financing activities in the first quarter of 2005 related solely to the proceeds from the exercise of stock options and the issuance of common stock associated with our employee stock purchase program. Cash used in financing activities in the first quarter of 2004 included the purchase of approximately 1.9 million shares of our common stock for $20.4 million partially offset by proceeds of $2.4 million from the exercise of stock options and the issuance of common stock associated with our employee stock purchase program.
      For the remainder of 2005, cash flow from financing activities may be impacted based on the outcome of our review of strategic options and the definitive agreement for the Company to be acquired by an affiliate of the private equity investment firms of Hellman & Friedman LLC and JMI Equity, which was signed on April 23, 2005.

Off-Balance Sheet Arrangements
      We do not have transactions, arrangements or relationships with “special purpose” entities, and we do not have any off-balance sheet debt.

Related Party Transactions
      We maintain a 15.5% interest in DoubleClick Japan. On December 26, 2002, we sold 45,049 shares of common stock in DoubleClick Japan. As a result of this transaction, we account for our remaining 31,271 shares in DoubleClick Japan under the equity method of accounting. DoubleClick Japan continues to sell our suite of DART technology products as part of a long-term technology reseller agreement. Revenue recognized through services provided to DoubleClick Japan was approximately $0.8 million and $0.9 million for the first quarter of 2005 and 2004, respectively.

      In addition, we hold a 19.8% interest in MaxWorldwide. This interest was acquired in July 2002 as a result of the sale of our North American Media business. In 2005 and 2004, we did not provide any services to MaxWorldwide as a result of the sale of its MaxOnline division and its plan of liquidation and dissolution.
      In 2004, we sold our 15% interest in AdLINK to United Internet AG, the majority shareholder of AdLINK. Prior to the sale, we recognized revenue of approximately $0.5 million during first quarter of 2004 relating to services provided to AdLINK.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
          Interest Rate Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of government and corporate debt obligations and money market funds. As of March 31, 2005, our investments in marketable securities had a weighted average time to maturity of 231 days.
      The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of March 31, 2005:

	One Year	One to Two	Two to Five	Five and
	or Less	Years	Years	Thereafter	Fair Value

	(In thousands)
Assets:
Cash and cash equivalents	$120,016	$—	$—	$—	$120,016
Average interest rate	1.93%
Fixed-rate investments in marketable securities	$295,515	$108,509	$—	$—	$404,024
Average interest rate	1.83%	2.70%

Liabilities:
Convertible subordinated notes	$—	$—	$135,000	$—	$123,393
Average interest rate			0.00%
      As of March 31, 2005, the current portion of restricted cash was $1.6 million and the average interest rate associated with this cash was 2.2% and the non-current portion of restricted cash was $11.7 million with an average interest rate of 1.9%. Restricted cash primarily represents amounts placed in escrow relating to funds to cover office lease security deposits and our automated clearinghouse payment function.
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
      The Zero Coupon Convertible Subordinated Notes due 2023 contain an embedded derivative, the value of which as of March 31, 2005 has been determined to be immaterial to our consolidated financial position. For financial accounting purposes, the ability of the holder to convert upon the satisfaction of a trading price condition constitutes an embedded derivative. Any changes in its value will be reflected in our future income statements, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 31, 2005, we did not hold any other derivative financial instruments.
          Foreign Currency Risk
      We transact business in various foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European and Asian currencies, as well as cash balances held in currencies other than our functional currency and the functional currency of our subsidiaries. For the first quarter of 2005 and 2004, our international revenues were approximately $13.2 million and 14.2 million, respectively. Revenues for the first quarter of 2005 and 2004 included beneficial foreign currency movements of approximately $0.5 million and $1.9 million, respectively, primarily due to the strength of the Euro and British pound compared to the U.S. dollar. The effect of foreign exchange rate fluctuations on operations resulted in a gain of $0.7 million for each of the first quarters of 2005 and 2004.
      To date we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2005 and December 31, 2004 we had $50.6 million and $53.9 million, respectively, in cash and cash equivalents denominated in foreign currencies.
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
RISKS RELATING TO OUR COMPANY AND OUR BUSINESS
Failure to complete the recently announced acquisition of DoubleClick could negatively impact the market price of our common stock and our future business and operations.
      On October 31, 2004, we announced that we had retained Lazard Frères & Co. to explore strategic options for our business in order to achieve greater shareholder value, including a sale of part or all of our businesses, recapitalization, extraordinary dividend, share repurchase or a spin-off. On April 23, 2005, we signed a definitive agreement to be acquired by an affiliate of the private equity investment firms of Hellman & Friedman LLC and JMI Equity. If this transaction is not completed for any reason, we will be subject to a number of material risks, including:

•	under circumstances described in the merger agreement, we could be required to pay a termination fee of up to $28 million;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the transaction will be completed; and

•	the costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the transaction is not completed.
      If this proposed transaction is not completed for any reason, including without limitation the inability of the acquiror to obtain the necessary debt financing, we may not be able to identify alternative strategic options that are worth pursuing. Prior to the closing of this proposed transaction, or, if this proposed transaction is not consummated, prior to the identification and closing of an alternative transaction, we will be subject to other uncertainties and risks, including:

•	perceived uncertainties as to our future direction may result in the loss of, or failure to attract, customers, employees or business partners; and

•	the diversion of management’s attention could have a material adverse effect on our business, financial condition or results of operations.
      During the pendency of this proposed transaction, we may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the definitive merger agreement. Covenants in that agreement also impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business but that could be favorable to us and our stockholders. As a result, if this proposed transaction is not consummated, we may be at a disadvantage to our competitors.
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
      We also depend on the use of the Internet and direct mail for advertising and marketing and as a communications media, the demand for advertising and marketing services in general, and on general economic and industry conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. If we are unsuccessful in addressing these risks, our revenues may fall short of our own expectations or of the expectations of market analysts and investors, which could negatively affect the price of our stock.
We have had a history of losses and may have losses at times in the future.
      Prior to 2003, we incurred net losses each year since inception, including net losses of $117.9 million and $265.8 million for the years ended December 31, 2002 and 2001, respectively. We incurred a net loss of approximately $0.9 million for the quarter ended March 31, 2005 and as of March 31, 2005 our accumulated deficit was $612.9 million. Prior to 2003, we did not achieve profitability on an annual basis and we may incur operating losses at times in the future. We expect to continue to incur significant operating and capital expenditures, which may include obligations for facilities that currently constitute excess or idle facilities. Periodically, we evaluate the expenses likely to be incurred for these facilities, and where appropriate, have taken restructuring charges with respect to these expenses. We cannot assure you that there will not be additional restructuring charges recognized with respect to our excess or idle facilities, in particular with respect to our facility in London, England where the office space is currently sublet for only a portion of the remaining lease term. As a result of our expenditures, we will need to generate significant revenue to achieve profitability. Even if we do continue to achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue does not meet our expectations, or if operating expenses exceed what we anticipate or cannot be reduced accordingly, our business, results of operations and financial condition will be materially and adversely affected.
A decrease in expenditures by marketers, Web publishers and advertising agencies or a downturn in the economy could cause our revenues to decline significantly in any given period.
      We derive, and expect to continue to derive for the foreseeable future, most of our revenue from products and services we provide to marketers, Web publishers and advertising agencies. Expenditures by marketers and advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. In addition, the market for online advertising has been characterized by declining prices for advertisements and advertising spending across traditional media, as well as the Internet, has fluctuated over the past few years. In addition, from time to time, we have experienced an increased risk of uncollectible receivables from customers and the reduction of marketing and advertising budgets, especially for online advertising and our contracts have been, at times, subject to reduction, renegotiation and cancellation. We cannot assure you that expenditures by direct marketers and advertisers will not decline in any given period.
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
We may not be able to continue to grow through acquisitions of, or investments in, other companies.
      Our business has expanded in part as a result of acquisitions or investments in other companies, including our acquisitions of SmartPath and Performics. We have recorded goodwill in connection with a number of our acquired businesses, including MessageMedia, FloNetwork, SmartPath and Performics. We have in the past recognized impairment charges with respect to the goodwill of some acquired businesses as a result of significantly lower-than-expected revenues generated with respect to acquired businesses and considerably reduced estimates of future performance. If market conditions require, we may in the future record additional impairments in the value of our acquired businesses.
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
      Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel. We do not have employment agreements with these executives and do not maintain key person life insurance on any of these executives. The loss of the services of one or more of our key employees could significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees for key positions. While we entered into retention agreements with our key employees in late 2004, there can be no assurances that the retention agreements will provide adequate incentives to retain these employees. There is competition for qualified employees in our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future, including as a result of the proposed acquisition of DoubleClick.
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
      We prepare our financial statements to conform with GAAP in the United States of America. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options as a component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board issued a final standard that requires us to record a charge to earnings for the fair value of employee stock option grants. This standard will be effective for annual periods beginning after June 15, 2005. We could adopt the standard in one of two ways — the modified prospective transition method or the modified retrospective transition method, and we have not concluded how we will adopt the new standard. In addition, regulations implemented by The Nasdaq National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We will, as a result of these changes, incur increased compensation costs, which could be material and we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees.
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
      Any additional claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present or planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations and harm our reputation.
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
      We also may be held liable to third parties for the content in the advertising and emails we deliver on behalf of our customers. We may be held liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory, deceptive or otherwise violates applicable laws or regulations. In addition, we may be held liable if our online products and services are manipulated or used by our customers or other third parties in a manner that is deceptive or violates applicable laws or regulations. Any claims or counterclaims could be time consuming, result in costly litigation or governmental inquiries, harm our reputation or divert management’s attention.
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
      As of March 31, 2005, we had 126,077,976 shares of common stock outstanding, excluding 19,953,674 shares subject to options outstanding as of such date under our stock option plans that are exercisable at prices ranging from $0.01 to $1,134.80 per share. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options, or the perception that such sales could occur, may materially reduce the market value for our common stock.
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
      Future laws and regulations could also have a material adverse effect on our business. In particular, new consumer protection requirements could impose significant, unanticipated compliance costs and could make it inefficient or infeasible to operate certain parts of our business. Governments in the U.S. and other countries are considering new limitations and/or requirements with respect to the collection, use, storage and disclosure of personal information for marketing purposes. The U.S. Congress and several U.S. states are presently considering legislation that, if enacted into law, could impose substantial restrictions, including consumer notice and consent requirements, on our use of ad serving cookies and other online tracking technologies and our client’s use of marketing data. Some states have recently enacted laws intended to promote physical, technical and administrative measures to protect the security of personally-identifiable information. The U.S. Congress and a number of other states are considering such legislation, which may include, for example, specific data security requirements, new restrictions on disclosures of personal information, and/or mandatory notification of persons whose information is improperly accessed or disclosed. Any legislation enacted or regulation issued could dampen the growth and acceptance of our industry in general and of our offerings in particular and could have a material adverse effect on our business, financial condition and results of operations. We are unable to predict whether any particular proposal will pass, or the nature of the limitations that may be imposed.
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
      DoubleClick’s management, with the participation of DoubleClick’s chief executive officer and chief financial officer, evaluated the effectiveness of DoubleClick’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, DoubleClick’s chief executive officer and chief financial officer concluded that, as of March 31, 2005, DoubleClick’s disclosure controls and procedures were effective at the reasonable assurance level.
      No change in DoubleClick’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, DoubleClick’s internal control over financial reporting.
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
      We are defending a class action lawsuit filed in September 2003 in the Court of Common Pleas in Allegheny County, Pennsylvania alleging, among other things, deceptive business practices, fraud, misrepresentation, invasion of privacy and right of association relating to allegedly deceptive content of online advertisements that plaintiffs assert we delivered to consumers. The action seeks, among other things, injunctive relief, compensatory and punitive damages and attorneys’ fees and costs. We believe the claims in this case are without merit and intend to defend this action vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.
      On April 27, 2005, a purported class action lawsuit related to the merger was filed against us, each of our directors, certain of our executive officers and Hellman & Friedman, LLC and JMI Equity in the Supreme Court of the State of New York for the County of New York. The lawsuit, Adele Brody v. Hellman & Friedman LLC et al, alleges, among other things, that the merger consideration to be paid to our stockholders in the merger is unfair and inadequate. In addition, the complaint alleges that our directors violated their fiduciary duties by, among other things, failing to take all reasonable steps to assure the maximization of stockholder value, including the implementation of a bidding mechanism to foster a fair auction of our company to the highest bidder or the exploration of strategic alternatives that will return greater or equivalent short-term value to our stockholders. The complaint seeks, among other relief, certification of the lawsuit as a class action, a declaration that the merger is unfair, unjust and inequitable to our stockholders, an injunction preventing completion of the merger at a price that is not fair and equitable, compensatory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper. We believe this lawsuit is without merit and plan to defend it vigorously.

Item 6.	Exhibits

Number		Description

10	.1*	2005 Corporate Bonus Plan
10	.2*	First Amendment of Lease, dated as of March 30, 2005, between 111 Chelsea Commerce LP and DoubleClick Inc.

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Doubleclick Inc.

By:	/s/ Cory A. Douglas

Cory A. Douglas
Vice President, Finance and Corporate Controller
(Chief Accounting Officer and
Duly Authorized Officer)
Date: May 10, 2005

EXHIBIT INDEX

Number		Description

10	.1*	2005 Corporate Bonus Plan

10	.2*	First Amendment of Lease, dated as of March 30, 2005, between 111 Chelsea Commerce LP and DoubleClick Inc.

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith